Form 10QSB
period 1995-03-31
LARSON DAVIS INC
filed 1995-05-15
CIK 789851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:  March 31, 1995

OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from         to

Commission File Number:   1-10013

                  Larson Davis Incorporated
(Exact name of small business issuer as specified in charter)

            Nevada                                87-0429944
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


    1681 West 820 North Provo, Utah                      84601
(Address of principal executive offices)               (Zip Code)

                 (801) 375-0177
(Issuer's Telephone number, including area code)

                         N/A
(Former name, former address, and former fiscal year, if changed since last report)

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [ X ]          No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                    Yes [   ]          No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 10, 1995, the Issuer had 6,518,469 shares of its common stock, par value $0.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                    Yes [   ]          No [ X ]


Page 1 of 15 consecutively numbered pages.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Larson Davis Incorporated (the "Registrant") files herewith unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of March 31, 1995 and June 30, 1994 (the Registrant's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months and nine months periods ended March 31, 1995 and 1994, and unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 1995 and 1994, together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-K for the year ended June 30, 1994.

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                          March 31,         June 30,
                                            1995              1994
CURRENT ASSETS
   Cash                                 $    92,790      $   432,261
   Trade accounts receivable, net         2,837,062        1,611,315
   Inventories                            2,453,353        2,155,232
   Other current assets                     234,559           52,920
   Due from related parties                       -           29,817
   Unbilled contract receivables            812,628        1,217,650

          Total Current Assets            6,430,392        5,499,195

PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation        1,073,270        1,171,113

ASSETS UNDER CAPITAL LEASE
   Net of accumulated amortization          365,988          225,271

DEFERRED INCOME TAXES                        60,326           60,326

OTHER ASSETS
   Product technology and license
     costs net of amortization            4,501,882        3,916,573
   Goodwill                                 138,721          138,721

                                        $12,570,579      $11,011,199


The accompanying notes are an integral part of these financial statements.


LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                          March 31,         June 30,
                                            1995              1994
CURRENT LIABILITIES
   Short-term notes payable             $ 3,162,383      $ 2,782,019
   Accounts payable                       1,776,147        1,289,466
   Accrued liabilities                      426,822          528,208
   Current maturities of long-term debt     226,419          208,395
   Current maturities of capital lease
     obligation                              77,567           77,567
   Current deferred income taxes             60,326           60,326

          Total Current Liabilities       5,729,664        4,945,981

LONG-TERM DEBT
   less current maturities                  664,763          929,902

CAPITAL LEASE OBLIGATIONS
   less current maturities                  307,542          148,171

          Total Liabilities               6,701,969        6,024,054

STOCKHOLDERS' EQUITY
   Common stock                               6,148            5,827
   Additional paid-in capital             6,229,692        5,663,650
   Retained earnings                       (343,429)        (685,745)
   Foreign currency translation             (23,801)           3,413

          Total Stockholders' Equity      5,868,610        4,987,145

                                        $12,570,579      $11,011,199


The accompanying notes are an integral part of these financial statements.


LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                For the 3 Months Ended   For the 9 Months Ended
                                      March 31,                March 31,
                                  1995          1994       1995          1994
SALES, net                     $2,852,301   $1,945,108  $6,979,066   $4,392,735

COSTS AND OPERATING EXPENSES:
   Costs of sales and
     operating expenses          1,693,836      550,331   3,346,840    1,827,787
   Research and development       412,177      239,540   1,165,964      596,040
   Selling, general and
     administrative               594,908      526,475   1,857,280    1,478,797
         Total costs and
         operating expenses     2,700,921    1,316,346   6,370,084    3,902,624

OPERATING INCOME (LOSS)           151,380      628,762     608,982      490,111

OTHER INCOME (EXPENSE)           (100,852)     (58,780)   (264,907)     (86,527)

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE PROVISION
   FOR TAXES                       50,528      569,982     344,075      403,584

PROVISION (BENEFIT) FOR
   INCOME TAXES                         -      130,000       1,759      162,000

NET INCOME FROM CONTINUING
   OPERATIONS                      50,528      439,982     342,316      241,584

NET (LOSS) FROM OPERATIONS
   HELD FOR SALE, net                   -      (41,287)          -     (203,101)

NET INCOME (LOSS)              $   50,528   $  398,695  $  342,316   $   38,483

NET INCOME (LOSS) PER COMMON
   SHARE:
   Continuing operations       $     0.01   $     0.08  $     0.06   $     0.05
   Operations held for sale    $        -   $    (0.01) $        -   $    (0.04)
                               $     0.01   $     0.07  $     0.06   $     0.01

The accompanying notes are an integral part of these financial statements.

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the 9 Months Ended
                                                   March 31,
                                             1995           1994
CASH FLOWS FROM (TO) OPERATIONS:
Net Income (Loss)                        $   342,316     $   38,483

Adjustments to reconcile net income to
net cash provided by operations:
   Depreciation                              216,941        213,609
   Amortization                              338,197        228,940
   Cost of sales - real estate                     -        161,540

Changes in assets and liabilities:
   Accounts receivable                    (1,225,747)       888,694
   Inventories                              (298,121)      (195,969)
   Prepaid expenses and other               (181,639)       (13,125)
   Due from related parties                   29,817          7,818
   Other current receivable                  405,022       (736,956)
   Reserve for estimated loss
   Accounts payable                          486,681       (288,623)
   Accrued liabilities                      (101,386)        73,058
   Income taxes payable                            -         17,500
   Current deferred taxes                          -              -

Total Adjustments                           (330,235)       356,486

Net Cash Provided (Used) by Operations        12,081        394,969

CASH FLOWS TO INVESTING:
   Payments for software development
      costs and technology                  (923,506)      (168,943)
   Purchase of instruments and equipment    (259,815)      (216,488)
   Goodwill in subsidiary                          -       (142,277)

Net Cash (Used) in Investing Activities   (1,183,321)      (527,708)

The accompanying notes are an integral part of these financial statements.

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)


                                            For the 9 Months Ended
                                                   March 31,
                                             1995           1994
CASH FLOWS FROM (TO) FINANCING:
   Net borrowings (repayments) under
     short-term debt                         380,364        (87,303)
   Increases (decreases) in capital lease
     obligation                              159,371        (39,981)
   Borrowings (repayments) on long-term
     debt                                   (247,115)      (697,596)
   Foreign currency translation              (27,214)            81
   Proceeds from capital stock               566,363        947,797
   Increase (decrease) in deferred taxes           -        (64,325)

Net Cash Provided (Used) by Financing        831,769         58,673

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                              (339,471        (74,066)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                 432,261        104,330

CASH EQUIVALENT AT END OF PERIOD          $   92,790     $   30,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash paid during the current quarter for:
   Interest                               $  271,316     $  188,935
   Income taxes                           $        -     $    2,443



The accompanying notes are an integral part of these financial statements


LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Registrant's June 30, 1994 audited financial statements and the notes thereto. The results of the operations for the periods ended March 31, 1995 may not necessarily be indicative of the operating results for the full year.

Business Presentation. The accompanying consolidated financial statements of Larson-Davis Incorporated include the accounts of the Registrant and its wholly-owned subsidiaries Larson-Davis
Laboratories, Advantage Software, Inc., LD Info, Inc. and Larson-Davis Limited (a UK Corporation). All significant intercompany transactions and accounts have been eliminated in consolidation.

Inventories. Inventories are valued at the lower of cost (using average cost method) or market.

Plant and Equipment. Equipment is carried at cost less related accumulated depreciation. Depreciation, including amortization of capitalized leases, is computed using the straight-line method over useful lives ranging from 3 to 5 years. Real estate is being depreciated over a useful life of 25 years using the straight-line method.

Earnings Per Share. The computation of earnings per share of common stock is based on the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for the periods ended March, 1995 and 1994, is 6,148,469 and 5,446,127, respectively.

LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Registrant recognizes revenues on the bulk of its product sales and services at the time of product delivery or the rendering of services. With respect to recognizing long-term contract revenues and charging expenses to operations, the Registrant has adopted a "percentage-of-completion" method of accruing revenues related to long-term contracts. Revenues are accrued and a current, non-trade receivable is created based on "progress toward completion" of the particular contract. Progress is determined by comparing actual time incurred and materials used with expected estimates of total contract costs. In short, revenues are accrued as services are performed by the Registrant. Losses on long-term contracts are recognized when they become apparent. Billings to the customer are made according to the payment terms of the contract. When a billing is created, the amount of the billing is transferred into the regular trade receivable account to await receipt of payment.

Software Development Costs. Pursuant to FAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise
Marketed", the Registrant capitalizes all costs incurred to develop software after technological feasibility has been established.
Amortization of these development costs is computed using the straight-line method over estimated useful lives ranging from 10 to 17 years.

Product Technology and License Rights. The Registrant capitalizes costs incurred to acquire product technology and license rights.
These costs are being amortized over estimated useful lives ranging from 10 to 17 years by the straight-line method.

Cash and Cash Equivalents. For purpose of the statement of cash flows, the Registrant considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

The composition of inventories at March 31, 1995 and June 30, 1994 consists of the following:

                                   March 31, 1995    June 30, 1994
        Raw materials                $1,038,355        $1,259,720
        Work in process                 635,294           395,665
        Finished goods                  779,704           499,847
                                     $2,453,353        $2,155,232


NOTE 3 - CONTRACTS IN PROGRESS

The unbilled contract receivable represents amounts of contract revenues accrued and recognized that have not yet been billed to the customer. Billings on the contracts are made according to payment terms and do not necessarily coincide with the "earning" process.

                                   March 31, 1995    June 30, 1994
   Total costs incurred to date      $1,819,590        $  886,861
   Estimated contribution to date        42,123           306,457
   Revenues recognized to date        2,240,713         1,193,318
   Progress billings to date         (1,526,835)         (289,168)
                                        713,878           904,150
   Massport balance                      98,750           313,500
   Unbilled contracts receivable     $  812,628        $1,217,650


LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EXPORT SALES

During the quarters ended March 31, 1995 and 1994, the Registrant had export sales totaling approximately $1,435,700 and $ 450,700 respectively.

PART I
FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SIGNIFICANT FINANCIAL CHANGES - STATEMENT OF INCOME

Total Revenue

Total revenues for the three and nine month periods ended March
31, 1995 and 1994 are $2,852,301 and $1,945,108 for the two quarters and $6,979,066 and $4,392,735 for the nine month periods respectively.

The increase in total sales is due in part to the increase in contract sales associated with the acquisition of assets from Technology Integration Incorporated ("TII") as disclosed in the Registrant's report on form 8-K dated June 30, 1994, and a continuation of an elevated demand in the general acoustics and vibration industry. One promising area of increase has been within foreign markets. Export sale for the quarter ended March 31, 1994 are approximately $450,700 or about 23% of total sales; whereas export sales for the quarter ended March 31, 1995 are $1,435,700 representing 50% of total sales and an increase from the previous year of 219%.

Another less significant yet contributing factor to the increase in total sales for the nine month period ended March 31, 1995 is an increase in the foreign currency exchange rate. The financial operation of the wholly owned subsidiary of the Registrant in the United Kingdom, Larson-Davis Limited, is recorded on the condensed consolidated financial statements in US dollars. The 8% decrease in the exchange rate for the nine month period ended March 31, 1995 as compared to March 31, 1994, accounts for approximately $92,000.

Costs of Sales and Operating Expenses

The Registrant's costs of sales and operating expenses as a percentage of total revenue for the quarters ended March 31, 1995 and 1994 are 59% and 28% respectively. The difference between the two comparative quarters (as related to cost of sales) is in part due to the level of foreign sales. The Registrant offers a 25% discount on foreign sales as compared to its United States sales. The cost of sales and operating expenses is higher as a percentage of unit sales price for the discounted products.

Costs of sales and operating expenses as a percentage of total revenue for the years ended June 30, 1994, 1993 and 1992 were 39%, 41% and 45% respectively. The quarterly comparison between the quarters ended March 31, 1995 and 1994 is not indicative of the general trend. The percentages of 48% and 42% for the nine month periods ending March 31, 1995 and 1994, respectively, is more comparable to an average of the three years percentages described above. The Registrant expects future trends for costs of sales to maintain a level somewhere between 40 - 45%

Research and Development

As a percentage of total revenues the Registrant's research and development costs for the three month period ended March 31, 1995 and 1994 are 14% and 12% respectively; and 17% and 14% for the nine month periods ended March 31, 1995 and 1994 respectively. It is anticipated that the level of research and development expenses will stabilize at approximately 10 - 15% over time.

Selling, General and Administrative

For the quarters ended March 31, 1995 and 1994 the percentage of selling, general and administrative expenses to total revenues is 21% and 27% respectively; and for the nine month periods ended March 31, 1995 and 1994 is 27% and 34% respectively The decrease as a percentage of revenues in selling, general and administrative expenses is due primarily to the increased sales level.

Other Expenses

The significant on-going element to other expenses is interest. As indicated by the supplemental disclosure included in the statements of cash flow, interest expense for the nine month periods ended March 31, 1995 and 1994 is $271,316 and $188,935 respectively. The 43% increase in interest expense is due in part to increases in interest rates and in part to the assumption of more debt by the Registrant associated with the acquisition of long-term contract assets from TII.

SIGNIFICANT FINANCIAL CHANGES - BALANCE SHEETS

As of March 31, 1995 and June 30, 1994, total assets are
$12,320,579 and $11,011,199 respectively.

Trade Accounts Receivable

Accounts receivable increased by approximately $1,225,747 between June 30, 1994 and March 31, 1995. This is due to an overall increase in the business activity of the Registrant. For the nine month period ended March 31, 1995, revenues ($6,979,066) represented an approximate 59% increase over the same period in 1994 ($4,392,735). The extent of the change in this and other current asset accounts associated with the growth in revenues is to be expected. Management feels the level of accounts receivable is within reason and represents an acceptable collection cycle of its trade invoices.

Inventories

As a continuation of its business plan the Registrant continues to stock finished goods to reduce the delivery lead time for its instrumentation products. The approximately $280,000 increase in finished goods and the approximately $240,000 increase in work in process between June 30, 1994 and March 31, 1995 reflects this commitment.

Short-Term Notes Payable

there was an increase of appropriately $380,000 in the Registrant's in short-term notes payable from June 30, 1994, to March 31, 1995. This is in response to the normal business cycle of the Registrant and is a result of the increase in accounts receivable and inventories.

CAPITAL AND LIQUIDITY

At March 31, 1995 the Registrant's working capital ratio was 1.1:1 ($6,430,392 in current assets as compared to $5,729,664 in current liabilities). Approximately $1,790,000 of the current liabilities is represented by the Registrant's revolving line of credit. The limit on this line is $2,100,000 and is adjusted from time to time based on ratios of inventories and accounts receivable levels. This line is reviewed annually and the Registrant anticipates it will continue to remain available to it.

As presented on the Form 8-K dated June 30, 1994, the Registrant assumed the obligation of TII with respect to a promissory note in the original principal amount of $950,000. The current holder of the note is the former principal shareholder of TII and periodic payments are being made by the Registrant to him. The balance as of March 31, 1995 of this note is approximately $808,000. The note holder also receives a warrant to purchase, at a purchase price of $0.01 per share, shares of common stock of the Registrant having a fair market value equal to 1% of the unpaid principal balance of the promissory note for each month the note remains outstanding subsequent to September of 1994.

The Registrant has sought to arrange equity financing to provide working capital and in May 1995, placed 370,000 shares of its restricted common stock, warrants to acquire 500,000 shares of its common stock at $2.50 per share, and warrants to acquire 500,000 shares of its common stock at $3.50 per share for an aggregate gross payment of $601,250. In connection with this transaction, the Registrant agreed to file a registration statement with the Securities and Exchange Commission regarding the resale of the privately placed common stock and the common stock issuable on exercise of the warrants.

The Registrant has previously entered into third-party leasing arrangements with respect to capital equipment and anticipates that its capital requirements for the purchase of equipment in the immediate future will be met by similar arrangements or short-term borrowings.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There are no exhibits required to be filed with this report on Form 10-QSB for the quarter ended March 31, 1995.

Reports on Form 8-K

The Registrant did not file a report on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Larson Davis Incorporated


Dated: May 15, 1995           By   /s/ Dan J. Johnson
                                Dan J. Johnson
                                (Duly Authorized Officer and Principal
                                Financial and Accounting Officer)