Form 10-K
period 1995-06-30
LARSON DAVIS INC
filed 1995-10-13
CIK 789851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:   	June 30, 1995

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

Commission file number 	1-10013

Larson Davis Incorporated
(Name of small business issuer in its charter)

            Nevada                              87-0429944
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

1681 West 820 North, Provo, Utah                    84601
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (801) 375-0177

Securities registered under section 12(b) of the Exchange Act:

Title of each class     Name of each exchange on which registered
       None                             None

Securities registered under section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No  ____



Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

As of October 6, 1995, there were 7,586,726 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $28,006,852 computed at the closing quotation for the Issuer's common stock of $6.0625 as of October 6, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933. The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one):
Yes  ____    No  X

Page 1 of ___ consecutively numbered pages, including exhibits pages ___ through ___.

TABLE OF CONTENTS

Item Number and Caption                                         Page

PART I

1.   Description of Business                                      3

2.   Description of Property                                     11

3.   Legal Proceedings                                           11

4.   Submission of Matters to a Vote of Security Holders         11


PART II

5.   Market for Common Equity and Related Stockholder
     Matters                                                     12

6.   Management's Discussion and Analysis or Plan of
     Operation                                                   14

7.   Financial Statements                                        18

8.   Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure                         18


PART III

9.   Directors, Executive Officers, Promoters and Control
     Persons; Compliance With Section 16(a) of the Exchange
     Act                                                         19

10.  Executive Compensation                                      21

11.  Security Ownership of Certain Beneficial Owners and
     Management                                                  22

12.  Certain Relationships and Related Transactions              23


PART IV

13.  Exhibits and Reports on Form 8-K                            24

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

The Registrant is primarily engaged in the development, manufacture, and marketing of precision measuring instrumentation and accompanying computer hardware and software technology. The Registrant sells its measurement instruments to private industry and governmental agencies for both industrial and military applications. The Registrant also owns its ANOMS Software which is used in airport noise and operations monitoring systems. Subsequent to the year ended June 30, 1995, the Registrant reached an agreement with Harris Miller Miller & Hanson, Inc. ("HMMH"), to license the Registrant's ANOMS Software and to transfer the management and implementation of essentially all of the Registrant's airport noise monitoring contracts to HMMH. (See discussion below under "Recent Events.")

The Registrant is comprised of two active wholly-owned subsidiaries:
Larson Davis Laboratories ("LDL"), which conducts the design, manufacturing, and sales operations of the Registrant, and Larson Davis, Ltd. ("LTD"), the Registrant's distribution subsidiary located in the United Kingdom. Unless the context otherwise requires, when used herein, the term "Registrant" refers to Larson Davis Incorporated and its operating subsidiaries.

RECENT EVENTS

Airport Noise Monitoring

Effective August 15, 1995, the Registrant entered into an agreement with HMMH to exclusively license its ANOMS Software for use in the airport noise and operations monitoring industry to HMMH and to transfer the management and implementation of its existing airport noise monitoring contracts and pending bid proposals to HMMH. HMMH is a consulting firm established in 1981 by experienced acoustical engineers that has focused its business on consulting in the noise and vibration market in the transportation industry, including interpreting airport noise regulations and establishing specifications for the hardware and software airports need to monitor sound levels and other environmental occurrences at airports and in surrounding communities. HMMH established the specifications for a number of airports at which the Registrant's systems are being installed and provides consulting work to the Federal Aviation Administration (the "FAA"). The Registrant believes that HMMH has a strong marketing advantage in the airport industry because of its established reputation, experience, and long association with airport administrators. Under the terms of the transaction, the Registrant will receive a guaranteed annual royalty, a percentage of the gross annual revenues of HMMH from the airport noise monitoring business, and a commitment from HMMH to use its best efforts to install the Registrant's instrumentation at all new airport installations. The Registrant will be prohibited from competing with HMMH and, consequently, has accounted for the transaction as a discontinued operation. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.")

The Registrant acquired the ANOMS Software from Technology
Integration Incorporated ("TII") during the year ended June 30, 1994. Certain former key employees of TII that became employees of the Registrant in connection with this earlier transaction have become employees of HMMH.

Agreement in Principle

In September 1995, the Registrant entered into an Agreement in Principle to acquire technology held by Sensar Corporation, a privately-held Utah corporation ("Sensar"), in exchange for the issuance of restricted Common Stock, the payment of cash to redeem certain shares of Sensar, and the assumption or payment of the liabilities of Sensar.

Sensar holds rights to patented proprietary technology with respect to a time-of-flight mass spectrometer designed to detect smaller quantities of impurities in gas vapors than is possible with competing instruments with a much quicker analysis time. Sensar has a great deal of expertise in mass spectrometry, which is used for chemical analysis, chemical separation, isotope identification, and impurity detection. Sensar has sold a limited number of its newly-developed analyzers and does not have significant ongoing revenues. Sensar's instrumentation is currently being used by Micron and Atmel in connection with the fabrication of semiconductors, and it is anticipated that future sales of this product will also be in the semiconductor industry. Sensar also has conducted research and development with respect to instrumentation with applications outside the semiconductor industry, although these technologies have not yet been reduced to marketable products.

The technology was developed by Dr. Milton Lee at Brigham Young University ("BYU"). BYU holds the patent on the mass spectrometry technology exclusively licensed to Sensar as well as several related technologies. The transaction with Sensar is conditioned on the Registrant obtaining license rights to certain related technologies from BYU.

The closing of the transaction is subject to the completion of a due diligence review of Sensar, the negotiation and execution of definitive agreements, and the negotiation of licensing agreements from BYU with respect to related technology. There can be no assurance at this time that the transaction contemplated by the Agreement in Principle will be consummated.

MEASUREMENT INSTRUMENTATION BUSINESS

The hardware products of the Registrant are focused on precision measuring instruments for use in the acoustics and vibration industry. Subdivisions of this market in which the Registrant's instrumentation is currently being utilized are:

     Environmental Monitoring provides data used to monitor, control, or avoid noise (unwanted and/or irritable sound which has a detrimental effect on living organisms). It includes such applications as community noise ordinance compliance surveys, airport noise monitoring, vehicle passby surveys, industrial complex perimeter monitoring, environmental impact studies, OSHA (noise in the work place) mandated surveys, military aircraft sonic boom monitoring, and others.

     Product Design and Improvement encompasses the use by manufacturers to optimize utilization and minimize acoustic output. For example, the auto and aircraft industries determine noise dampening properties of materials used in insulation; a yacht manufacturer studied acoustic spectrums as an aid in selecting efficient hull designs; and other manufacturers of items such as lawn mowers, computer printers, office equipment, and kitchen appliances employ instruments to alter encasement designs to minimize sound emission.

     Structural Dynamics is the study of the motion of materials to determine characteristics such as fatigue, resonance, material density, and bonding strengths. A consultant used the Registrant's instrumentation to determine the resonant frequency of the vibrations in the Statue of Liberty's arm holding the torch.
Braces were designed and installed which resulted in doubling the torch bulb life.

     Medical Applications include hardware and software used in automatic calibration systems for medical equipment. The analysis and treatment of both hearing and speech problems can be improved utilizing the Registrant's instrumentation.

     Predictive Maintenance is an emerging industry in which characteristics of rotating or moving machinery are analyzed to predict failure points. Based on information obtained, planned service can be performed. Currently, the Registrant's instrumentation is being used by helicopter manufacturers, power plant turbine operators, paper producers, and others.

     Professional Sound includes both manufacturers and consultants. The Registrant provides equipment used to certify sound products' (such as amplifiers, mixers, equalizers, speakers, and microphones) compliance with published specifications. Field engineers rely on portable instrumentation to evaluate the acoustic characteristics of a room or building.

     Defense and Government applications range from ship/vehicle identification based on spectrum analysis to artillery blast noise studies.

ENVIRONMENTAL NOISE MONITORING BUSINESS

The Registrant utilizes its hardware products and its internally developed proprietary software ENOMS in the design, bid, installation, and maintenance of integrated environmental noise monitoring systems. These systems have been used by manufacturing plants as parameter monitors, governmental test labs for blast noise monitoring and analysis, and other environmental and community noise applications. It is also anticipated that the ENOMS software will be applied to the data retrieval and management requirements of the time-of-flight mass spectrometry technology in the event the transactions with Sensar is completed.

The Registrant has recently granted an exclusive license to its ANOMS Software to HMMH for use in the airport noise monitoring systems industry, although the Registrant will continue to supply hardware to this industry. (See discussion under "Recent Events.")

MANUFACTURING AND ASSEMBLY

The Registrant is involved in the manufacture of both its hardware and software products. It utilizes the service of certain subcontractors to manufacture component parts for its products to minimize the amount of its capital investment and increase its flexibility in dealing with changes in the manufacturing processes. Approximately 30% of manufacturing is performed by subcontractors. However, all final assembly is done by the Registrant's employees as part of its quality control program. Manufacturing activities occupy approximately 12,000 square feet of the Registrant's facilities.

PRODUCT COMPONENTS

The Registrant utilizes a large number of individual electronic components in connection with the manufacture of its precision instrumentation. The Registrant has developed and sells its own line of high quality transducers so that it is no longer dependent on suppliers for these component parts. Most of the other electronic components utilized by the Registrant are available from a number of manufacturers and the Registrant's decisions with respect to suppliers are based on availability of the necessary component, the reliability of the supplier in meeting its commitments, and pricing.

The Registrant purchases certain supplies from third-parties for installation in environmental noise monitoring systems. Generally, these supplies consist of "brand name" computers, printers, and other peripherals, and are readily available from a variety of manufacturers or suppliers.

MARKETING AND DISTRIBUTION

Instrumentation

The Registrant markets and distributes its hardware products primarily through independent manufacturer's representatives.
The efforts of these contracted representatives are supported by an in-house staff of marketing and technical personnel.

The Registrant invests in both image building and direct product advertising. This exposure takes many forms, including participation on industry standards boards, exhibitions at trade shows, company sponsored training classes, direct technical demonstrations, and industry publication ads. The Registrant has budgeted resources to support its belief that effective and continued exposure is required to establish greater name recognition and overall positive market perception.

The total market size of the acoustics and vibration industry decreased in the past few years, although it has begun to increase again since June 30, 1994. Management believes this was due in part to general global economic conditions. The timing of the purchase of acoustical noise monitoring equipment is often discretionary and both private industry and governments made alternative applications of their limited funds. Since June 30, 1994, the Registrant has seen signs of a change in these conditions. Revenues from continuing operations are up over last year, product backlog has increased, and inquiries about instrumentation have strengthened significantly. As resources allow, the Registrant plans to increase its marketing efforts as a stimulus to sales efforts. The Registrant has no current plans to change its basic approach to distribution.

Environmental Monitoring

Environmental monitoring contracts are normally awarded after a competitive bid process. Such bids are typically awarded based on the price, specifications of the proposed system, reputation of the contractor, and recommendations from current users.

CURRENT ORDERS

As of October 6, 1995, the Registrant had an order backlog believed to be firm of approximately $1,200,000 which is not reflected in the financial statement included elsewhere herein. The Registrant anticipates filling this backlog within 60 days. This compares to a backlog in October of 1994 of $850,000, which took approximately 45 days to fill. This increase is primarily due to a growth in unit orders for the Registrant's instrumentation.

RESEARCH AND DEVELOPMENT

General

The Registrant is engaged in a highly technical industry where constant research and development is required to maintain competitive products in its sophisticated market. The Registrant has since its inception committed a significant portion of operating capital to perform needed development. As compared to net sales from continuing operations the expenditure for research and development for the fiscal years ended June 30, 1995 and 1994, has been 11% and 16%, respectively. During the fiscal year ended June 30, 1995, research and development spending was $708,679. It is anticipated that in future years this commitment level to research and development will continue to be a material portion of the Registrant's spending.

CrossCheck Technology

In March 1994, the Registrant acquired the exclusive license to a technology known as "CrossCheck," a proprietary hardware and process used to determine, in real time, the in situ characteristics of polymer substances. The technology was developed at Brigham Young University, and the Registrant gained its rights through an exclusive licensing agreement with the University's Technology Transfer Office. Brigham Young University has recently been granted a United States patent with respect to this technology.

Originally developed and tested as a means to quantify the cure and shelf life characteristics of resins used in pre-impregnated composites (graphite, fiberglass, and boron fibers), CrossCheck has broad potential application. Polymers are a large category of chemicals that form "giant" molecules from individual molecules of the same substance, and include such materials as oils, resins, plastics, concretes, paints, and adhesives. Under traditional methods for testing the characteristics of such materials, a sample portion is used in destructive testing. The CrossCheck technology monitors the cross-linking chemical qualities of polymers. A real time, in situ method to determine material quality will potentially save a great deal of time and money in those industries in which the chemical composition of polymers is important. In testing, CrossCheck has been shown to detect changes in polymers with sensitivity greatly in excess of that of existing testing equipment costing in excess of $50,000. It is expected the CrossCheck technology will be able to provide such information economically.

The Registrant has investigated the potential application of CrossCheck in a number of industries. Set forth below is a short summary of certain of these applications.

     Composites Industry. Many "space age" composite materials are cured polymers that provide superior weight to strength ratios. It is anticipated that CrossCheck will be able to monitor the chemical reactivity of the polymers from the instant of application through full cure, providing assurances that the desired characteristics are achieved.

     Lubrication Industry. The Registrant anticipates that CrossCheck can be used to monitor the lubrication properties of engine, transmission, and hydraulic oils. Existing technology is impractical for reasons of cost, size, inability to withstand high temperatures, or other factors. It is anticipated that the technology would first be focused on applications in which chemical changes in the oil can lead to critical failures, but will be followed by efforts in the automobile industry.

     Environmental Monitoring. The CrossCheck technology can potentially be used to test ground water, lakes, streams, or storage facilities for potential contaminants.

     Manufacturing Industry. Delivering consistent, high-quality chemical products can be a challenging task. The CrossCheck technology may allow chemists and engineers involved in the manufacture of paints, adhesives, foods, medicines, fuels, oils, and similar products to monitor the chemical properties of the product during the mixing cycles.

     Chemical Inventory Control. The CrossCheck technology could be used to monitor the quality of stored chemicals to assure quality at the time of usage.

     Electrical Utilities. The CrossCheck technology could be used to monitor the oil in transformers to minimize or prevent the unpredicted failure of such transformers due to changes in the oil composition.

     Concrete Industry. CrossCheck technology could be used to monitor the "curing" of concrete to assure quality, strength, and hardness. The only current method of obtaining this information is destructive testing.

The foregoing applications are currently being explored by the Registrant. The Registrant anticipates that it will be required to enter into agreements with established industry partners and to obtain substantial research and development funding before it will be able to reduce the CrossCheck technology to marketable products and exploit one or more of the potential market applications.

Mass Spectrometer Technology

If the acquisition of Sensar technology and the related technology from BYU is completed, the Registrant will acquire a nest of related technologies that will require significant research and development expenditures.

The Registrant will enter into employment agreements with Dr.
Milton Lee and Dr. Edgar Lee in connection with the closing. In addition, the Registrant will make employment offers to two additional employees of Sensar.

Dr. Milton L. Lee is a founder and chairman of the board of Sensar. He is the H. Tracy Hall Professor of Chemistry at Brigham Young University, where he has taught since 1976. Dr. Lee founded and is the editor of the Journal of MicroColumn Separations and serves on the editorial advisory boards of Chromatographia, Journal of Supercritical Fluids, and Polycyclic Aromatic Compounds. Dr. Lee is the co-author of two books and over 330 scientific publications. Dr. Lee has received numerous awards for his contributions in chemical analysis and is listed as the inventor on nine patents.

Dr. Lee is a member of the American Chemical Society, Sigma Xi, and the Scientific Organizing Committee of the International Symposia on Capillary Chromatography. He received his B.A. in Chemistry from the University of Utah in 1971, and his Ph.D. in Analytical Chemistry from Indiana University in 1975.

Dr. Edgar D. Lee is a founder and vice-president of research of Sensar and serves as an adjunct researcher at Brigham Young University. Dr. Lee has extensive experience in a number of areas of mass spectrometry and has co-authored 21 published articles and 45 technical papers in this field. Dr. Lee is also the co-holder of three patents in his areas of expertise. Prior to founding Sensar in 1990, Dr. Lee was employed at Midwest Research Institute from December 1988 through August 1990, first as a mass spectrometrist and later as a senior mass spectrometrist. While at Midwest Research Institute, Dr. Lee was responsible for research, development, and implementation of state-of-the-art mass spectrometric techniques at its Center for Advanced Instrumentation.

Dr. Lee is a member of the American Chemical Society and the American Society for Mass Spectrometry. He pursued undergraduate chemistry studies at Utah State University and was awarded a B.A. in Chemistry in 1984 from Brigham Young University. Dr. Lee received a Ph.D. in Analytical Toxicology, with emphasis in Analytical Chemistry and Instrumentation Engineering in 1988 from Cornell University.

PATENTS AND TRADEMARKS

The technology owned by the Registrant is proprietary in nature. In connection with the design and construction of its precision measurement instrumentation and its proprietary software, the Registrant primarily relies on confidentiality and nondisclosure agreements with its employees, appropriate security measures, copyrights, and the encoding of its software in order to protect the proprietary nature of its technology rather than patents which are difficult to obtain in the computer software area, require public disclosure, and can often be successfully avoided by sophisticated computer programmers. The CrossCheck technology held by the Registrant is the subject of a recent United States patent and several continuations-in-part and international patent applications. The Registrant has also registered "NOISEBADGE" to use as a trademark in the marketing of noise level meters with the United States Office of Patents and Trademarks.

COMPETITION

Instrumentation

The hardware products are positioned in a niche market which caters to a technically sophisticated user base. For a number of years this market was dominated by a single competitor, Bruel & Kjaer ("B&K"). B&K has traditionally been the largest supplier of acoustics and vibration instrumentation in the world. B&K was purchased by a German company which had no previous ties to the acoustics and vibration industry in 1992, and currently has a much reduced presence in the market.

In addition to B&K, there are several smaller companies in direct competition with the Registrant. None of these other competitors has available the full line of products offered by the Registrant. There are also a small number of large companies which produce, in most cases, a single product which can be adapted to certain applications in the acoustics industry.

While many of the companies which compete with the Registrant have greater financial and managerial resources, management believes the Registrant can compete effectively based on its ability to:
(1) adapt rapidly to technology changes, (2) technically market to specialized users, and (3) offer a complete line of solutions to users' needs.

Environmental Monitoring

The environmental noise monitoring market has several smaller consulting or value-added companies which compete indirectly with the Registrant's ENOMS systems. There are no completed noise monitoring systems which compare with all the features and capabilities of the software provided by the Registrant.

B&K manufactures instrumentation used in noise monitoring systems. Many of the competitors to the Registrant use B&K's equipment in systems. For a time, B&K entertained the idea of permanently linking their hardware to one of the smaller competitor's software. Eventually, B&K announced they would supply hardware only, and not get directly involved with software elements.

MAJOR CUSTOMERS AND FOREIGN SALES

There were no customers which represented more than 10% of the total revenues for the Registrant during the years ended June 30, 1995, or 1994. In fiscal years ended June 30, 1995 and 1994, government sales were not significant with sales volumes less than 5% of continuing operations for each of the years.

Export sales of the Registrant for the years ended June 30, 1995 and 1994, are 54% and 45% of revenues from continuing activities, respectively. The Registrant exported its products into a number of geographical markets that are more specifically identified in the notes to the financial statements of the Registrant. (See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.")

PERSONNEL

The Registrant currently has 81 employees, 20 of which are involved in professional or technical development of products, 36 in manufacturing, 13 in marketing and sales, and 12 in administrative and clerical. None of the employees of the Registrant are represented by a union or subject to a collective bargaining agreement, and the Registrant considers its relations with its employees to be favorable.

ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant owns its own administrative and manufacturing facilities in Provo, Utah, subject to a security lien granted to a commercial financial institution to secure a purchase money loan. The facilities include approximately 12,000 square feet of administrative, engineering, and research and development space and approximately 12,000 square feet of manufacturing, storage, and shipping space. Management considers the existing manufacturing facilities sufficient to accommodate the anticipated growth of the Registrant over the next three to five years. (See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.")

In connection with the operation of its Airports Business, the Registrant opened an office in Boston, Massachusetts. The lease covers approximately 4,200 square feet of space with a monthly rental payment of approximately $4,100. This space is currently sublet on a month-to-month basis for the amount of the monthly rental payment plus operating expenses.

In addition, approximately 1,200 square feet of space is being rented on a month-to-month basis in England for the offices of LTD. The monthly rental is approximately $425.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such proceedings by or against the Registrant have been threatened. To the knowledge of management, there are no material proceedings pending or threatened against any director or executive officer of the Registrant, whose position in any such proceeding would be adverse to that of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Registrant's fiscal quarter ended June 30, 1995, the Registrant did not hold an annual meeting and no matters were submitted to a vote of the security holders of the Registrant, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

The common stock of the Registrant is listed on the National
Association of Securities Dealers, Inc., Automated Quotation system ("NASDAQ"), under the symbol "LDII."

The following table sets forth the approximate range of high and low bids for the common stock of the Registrant during the periods indicated. The quotations presented reflect interdealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

          Quarter Ended            High Bid      Low Bid

          September 30, 1993       $4.75         $2.375
          December 31, 1993        $4.50         $3.625
          March 31, 1994           $7.50         $3.875
          June 30, 1994            $5.875        $3.375
          September 30, 1994       $4.875        $2.625
          December 31, 1994        $3.38         $2.00
          March 31, 1995           $3.00         $2.00
          June 30, 1995            $4.1666       $2.25

On October 6, 1995, the closing quotation for the common stock on NASDAQ was $6.0625. As reflected by the high and low bids on the foregoing table, the trading volume of the common stock of the Registrant is limited, creating significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. Consequently, potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Registrant.

As of October 6, 1995, there were 7,586,726 shares of common stock issued and outstanding, held by approximately 1,300 beneficial holders.

The Registrant has not paid dividends with respect to its common stock. The Registrant has 1,000,000 shares of its 1995 preferred stock issued and outstanding which prohibit the payment of dividends on the common stock if the annual dividend of $0.225 per share of preferred stock is in arrears. Other than the foregoing, there are no restrictions on the declaration or payment of dividends set forth in the articles of incorporation of the Registrant or any other agreement with its shareholders. Management anticipates retaining any potential earnings for working capital and investment in growth and expansion of the business of the Registrant and does not anticipate paying dividends on the common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CERTAIN FINANCIAL DATA

The following financial data of the Registrant is not covered by an opinion of independent certified public accountants and should be read in conjunction with the financial statements and related notes of the Registrant for the periods indicated included elsewhere herein.

Statement of Operations Data
                                             Year Ended June 30,
                                             1995            1994
     Revenues

        Total revenues                   $ 8,890,527     $ 6,410,155

           Sales from discontinued
           operations                    $ 2,374,697     $ 1,272,517

           Sales from continuing
           operations                    $ 6,515,830     $ 5,137,638

     Net income from continuing
     operations                          $   458,511     $  (441,236)

     Net income (loss)                   $  (311,617)    $(1,868,151)

Balance Sheet Data
                                         June 30, 1995

     Total Assets                        $11,579,667

     Long-term debt                      $ 1,213,331


DISCONTINUED OPERATIONS

In conformity to Management's plan to focus its available monetary and human resources, the Registrant has restructured its business. During the fiscal year ended June 30, 1993, the Registrant made a decision to discontinue the development of wholesale and retail software products not related to its instrumentation business, and pursued a sale of the technology and related assets. During the fiscal year ended June 30, 1994, the Registrant elected to write-down the carrying value of the related net assets to zero and is no longer actively seeking to sell the related assets.

During the fourth quarter of the fiscal year ended June 30, 1995, the Registrant made a decision to transfer its technology, marketing rights, and interests in airport noise monitoring installation contracts (the "Airports Business") as a method to maximize financial return from assets purchased from TII and later enhanced by development. (See "ITEM 1. BUSINESS: Recent Developments.")

Subsequent to June 30, 1995, the Registrant entered into an agreement to transfer the Airports Business to HMMH. (See Notes to Financial Statements, Note 17 - DISCONTINUED OPERATIONS.)
Because of the exclusive marketing rights transferred to HMMH, "Airports Business" was determined to include contracts assigned to HMMH and essentially completed contracts retained by the Registrant. Consequently, the Registrant in the fourth quarter of the fiscal year ended June 30, 1995, reassessed revenues and expenses associated with the Airports Business, which contributed to a greater loss from operations of the discontinued business segment than earlier anticipated. The Registrant determined in the fourth quarter that estimated costs to complete existing airport contracts had increased each interim period. The assets and results of operations from the Airports Business has been reflected on the financial statements as a discontinued business segment.

Because a portion of the payment is based on a royalty from gross sales by HMMH, the Registrant has elected to use the "Cost Recovery" method to recognize revenues and costs. This means that a dollar for dollar matching of monies received and costs expensed will be performed until all costs are expensed, and only after this will the Registrant realize any gain from the HMMH agreement. As part of the HMMH agreement, HMMH must use its best efforts to install the Registrant's instrumentation with all new airport noise monitoring contracts it obtains. The Registrant will realize its normal, export level, gross profit on these sales, due to the 25% discount from list price offered to HMMH.

Net sales from continuing operations represents sales from the Registrant's instrumentation business. The Registrant in past years has pursued a strategy of diversification as a way to enhance sales and increase profits. After a period of disappointing results, the Registrant has refocused efforts to develop its instrumentation business.

Due to the required netting of revenues, costs, and expenses associated with discontinued operations, the following tables identify the nature of discontinued operations:

                                          1995             1994
     Revenues from discontinued
        operations                    $ 2,374,697      $ 1,272,517
     Costs and expenses from
        discontinued operations        (3,144,825)      (1,029,437)
     (Loss) on disposal of
        operations                             --       (2,156,987)
                                      $(  770,128)     $(1,913,907)

SIGNIFICANT FINANCIAL CHANGES - STATEMENTS OF INCOME

Total Revenue

Net sales from continuing operations for the fiscal years ended June 30, 1995 and 1994, is $6,515,830 and $5,137,638, respectively.
The Registrant experienced a decline in sales of its sound and vibration instrumentation in 1994. This was related in part to a general global recession. The Registrant was able to maintain its established market share in a then shrinking market.
In the fiscal year ended June 30, 1995, instrumentation sales increased by 27% from $5,137,638 in 1994 as compared to $6,515,830 in 1995. Management expects the strengthening of its instrumentation market to continue.

Foreign sales have been an important part of the Registrant's business plan for many years. For the fiscal years ended June 30, 1995 and 1994, foreign sales as a portion of continuing operations account for 54% and 45%, respectively. The increase in 1995 is partially due to the Registrant's operations in the United Kingdom through its subsidiary, LTD.

In the fiscal years ended June 30, 1995 and 1994, government sales were not significant and represented less than 5% of sales from continuing operation in each year.

Cost of Sales and Operating Expenses

The Registrant's cost of sales and operating expenses as a percentage of sales from continuing operations for the years ended June 30, 1995 and 1994, are 40% and 42%, respectively. The Registrant believes its efforts to better track costs and control inventories has contributed to the decrease in cost of sales and operating expenses between the fiscal years ended June 30, 1995, and 1994.

Research and Development

Since its inception, the Registrant has dedicated significant operating funds to research and development. For the years ended June 30, 1995 and 1994, this commitment represents 11% and 16%, respectively, of the Registrant's net sales from continuing operations. The Registrant introduced a number of new products over the past 12 months which caused the increased spending reflected in 1994 (the time period when costs were expensed before sales began), and will continue to offer new instruments to enhance its product line.

The Registrant is involved in a high-tech industry which demands constant improvements and development of its instrumentation to remain technically viable. It is anticipated this aggressive approach to research and development will continue and the Registrant will dedicate significant levels of available resources to this activity.

SIGNIFICANT FINANCIAL CHANGES - BALANCE SHEETS

Trade Accounts Receivable

The Registrant's accounts receivable increased by 32% from June 30, 1994 to 1995, and two factors have contributed to this increase. First, sales from continuing operations grew 27% for the same period. Secondly, foreign sales are a larger portion of net sales from continuing operations (traditionally, foreign billings take longer to collect). On June 30, 1995, the balance of $2,130,835 represents a receivable aging of 123 days.

Inventories

Inventories have remained virtually identical to 1995 from 1994 at $2,152,768 and $2,155,232, respectively. The Registrant has been able to increase net sales from continuing operations by 27% and maintain the inventory level unchanged.

Cost and Estimated Earnings in Excess of Related Billings

The Registrant recognizes income on long-term contracts on a percentage-of-completion method while billings to customers are made on milestones specified in agreements. With the introduction of the discontinued operations classification of the balance sheet, a reclassification of assets related to the Airports Business occurred. Portions of the costs and estimated earnings in excess of related billings were reclassed to net assets held for sales.
The $200,318 balance of this account represents actual invoices which the Registrant will bill in the normal course of its business. The remainder of this category was transferred to HMMH. (See
Report on Form 8-K dated June 30, 1995.)

Net Assets Held For Sale

Notes to Financial Statements - Note 17 - "Discontinued Operations" details the effect of the disposal of the Airports Business on the balance sheet as of June 30, 1995. Net assets held for sale are reflected at $3,135,776 and will be expensed against revenues received from HMMH.

Other Assets - Product technology, licenses rights and software development costs

Notes to Financial Statements - Note 6 - "Product Technology,
License Rights and Software Development Costs" details the effect of the disposal of the Airports Business on the balance sheet as of June 30, 1995. The balance at year end is $1,975,699.

Current Liabilities

Current liabilities decreased $991,165 from June 30, 1994, to June 30, 1995. This decrease is primarily due to reductions in short-term notes payable of $562,862 and in accounts payable of $402,977. Other current liability accounts varied as a result of normal operations. The Registrant utilized proceeds from the issuance of common stock to reduce liabilities and restructure debts.

CAPITAL AND LIQUIDITY

At June 30, 1995, the Registrant had total current assets of $4,702,603 and total current liabilities of $3,954,816, resulting in a working capital ratio of 1.2:1. Included in total current liabilities is approximately $1,920,000 representing the Registrant's revolving line of credit. The limit on this line of credit is currently $2,400,000 and is adjusted from time to time based on ratios of inventories and accounts receivable levels.
The line of credit is also secured by common stock owned by two of the directors of the Registrant along with personal guarantees from these same directors. The line of credit is reviewed annually and the Registrant anticipates it will continue to remain available.

In an agreement effective August 15, 1995, the Registrant transferred the rights to certain assets to HMMH in return for guaranteed and variable payments. The Registrant was paid a one-time fee of $125,000, will receive $150,000 in guaranteed annual royalties of the lessor of a ten-year period or the term of the agreement, and will be a varying royalty of 2.5% to 4% on the gross revenues of HMMH from the sale, installation, upgrade, and maintenance of airport noise and operations monitoring systems. HMMH will use its best efforts to include the Registrant's hardware in its future proposals for airport noise monitoring systems and the Registrant will provide such equipment at a 25% discount from its regular pricing structure. HMMH has the right to purchase all of the Registrant's rights to the ANOMS software at a predetermined price of $3,000,000, $2,200,000, $1,700,000, and $875,000, respectively, on the three, five, seven, and ten year anniversaries of the agreement. HMMH has the right to terminate the agreement after an initial three-year period and, at the end of the ten year term, can elect to extend the agreement for an additional five years during which it would be obligated to pay a royalty of 3% on its gross revenues from the airport systems.

The Registrant has eliminated out-of-pocket expenses in connection with its Airports Business which will benefit overall cash flow. The funds anticipated from HMMH will be applied to liabilities associated with the acquisition of assets from TII. The Registrant's net cash condition should be significantly improved by this arrangement.

Subsequent to the fiscal year end of June 30, 1995, the Registrant has received proceeds from the sale of common stock of approximately $1,100,000 net. The Registrant has relied on capital infusion for the past two years to sustain its losses in discontinued operations and anticipates further sales of common stock during the upcoming year.

Through its acquisition of Sensar, if completed, the Registrant would benefit from various state and federal government grant and development contract funds which have been awarded to Sensar for development of its technologies. Sensar has made application for and received in the past funds made available through governmental agencies such as EPA, the State of Utah, and SBIR research grants. The Registrant intends to continue the practice of seeking this type of development funding.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and supplementary data are included beginning at page ___. See page ___ for the index to the financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant and its auditors have not disagreed on any items of accounting treatment or financial disclosure.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of the Registrant, together with all positions and offices of the Registrant held by each and the term of office and the period during which each has served:

                                                 Director and/or
                       Position and              Executive Officer
Name             Age   Office Held               Since

Brian G. Larson  52    President and Chairman
                       of the Board              September 30, 1987

Larry J. Davis   44    Vice-President and
                       Director                  September 30, 1987

Dan J. Johnson   44    Vice-President,
                       Secretary, Treasurer,
                       and Director              September 30, 1987

Nathan H. West   36    Principal Accounting
                       Officer, LDL              August 10, 1994

Rick Clayton     45    Principal Accounting
                       Officer, LTD.              January 1, 1991

A director's regular term is for a period of three years or until his successor is duly elected and qualified. The terms of the board are staggered so that one-third of the board is subject to election at each annual shareholders' meeting. The current term of Brian G. Larson expires at the 1996 annual meeting, the current term of Larry J. Davis expires at the 1997 annual meeting, and the current term of Dan J. Johnson expires at the 1995 annual meeting.

There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of the Registrant.

     Brian G. Larson, was a founder and has been an executive officer, director, and principal shareholder of the Registrant since its inception in 1981. Mr. Larson earned his masters of business administration from Brigham Young University in 1972 and a bachelor's degree in electrical engineering from the same institution in 1971. During the time he was attending Brigham Young University, Mr. Larson worked as a design engineer in the medical research laboratory of Brigham Young University.

     Larry J. Davis, was a founder and has been an officer, director, and principal shareholder of the Registrant since its inception in 1981. Mr. Davis earned his electrical engineering degree from Brigham Young University in 1974, where he graduated Magna Cum Laude.

     Dan J. Johnson, has served as the vice-president in charge of administration and financial strategy, asset control, and fiscal operations of the Registrant since 1984. Prior to that time, he was a director of finance for Fiber Technology Corporation. Mr. Johnson has also been previously employed with a public accounting firm.

     Nathan H. West, has served as the principal accounting officer of Larson Davis Laboratories since August 1994. Immediately prior to his employment by the Registrant, he was assistant controller for Savage Industries, Inc., a privately-held company, from 1987 through 1994. Mr. West received a bachelor of science degree in accounting from the University of Utah in 1985.

     Rick Clayton, has been an employee of the Registrant since February 1988 and the principal accounting officer of LD Info., Inc., since January 1991. Prior to his employment by the Registrant, Mr. Clayton was an assistant controller for Zions Mortgage Company. Mr. Clayton received a bachelor of science in accounting from Brigham Young University in 1976.

Section 16 Reporting

Laura Huberfeld and Naomi Bodner, principal shareholders of the Registrant, each filed a report on form 3 in an untimely fashion.
Reports with respect to the foregoing transactions have been filed.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Registrant and its subsidiaries for the fiscal years ended June 30, 1995, 1994, and 1993 to the chief executive officer of the Registrant and the other officers of the Registrant who received compensation in excess of $100,000.

Annual Compensation
                                                   Other Annual
Name and                                           Compensation
Principal Position   Year   Salary($)   Bonus($)        ($)
Brian G. Larson,     1995   $181,116      $0          $4,500
President and        1994   $181,116      $0          $4,500
Chairman of the      1993   $157,542      $0          $4,400
Board

Larry J. Davis       1995   $181,116      $0          $4,500
Vice-President       1994   $181,116      $0          $4,500
                     1993   $157,542      $0          $4,400

Dan J. Johnson       1995   $129,566      $0          $4,500
Vice-President and   1994   $129,566      $0          $4,500
Chief Financial      1993   $111,782      $0          $4,400
Officer
Long Term Compensation
                             Awards               Payoffs
                     Restricted              LTIP      All Other
Name and               Stock     Options/   Payouts   Compensation
Principal Position     Awards    SARs(#)      ($)          ($)
Brian G. Larson,        $0       30,000       $0           $0
President and           $0       30,000       $0           $0
Chairman of the         $0       30,000       $0           $0
Board

Larry J. Davis          $0       30,000       $0           $0
Vice-President          $0       30,000       $0           $0
                        $0       30,000       $0           $0

Dan J. Johnson          $0       30,000       $0           $0
Vice-President and      $0       30,000       $0           $0
Chief Financial         $0       30,000       $0           $0
Officer

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
(a)               (b)        (c)          (d)         (e)
                             % of Total
                             Options/
                             SARs
                  Options/   Granted to   Exercise
                  SARs       Employees    or Base
                  Granted    in Fiscal    Price       Expiration
Name              (#)        Year         ($/Sh)      Date
Brian G. Larson   30,000     33%          $3.64       6/30/00
Larry J. Davis    30,000     33%          $3.64       6/30/00
Dan J. Johnson    30,000     33%          $3.31       6/30/00


                  Potential
                  Realized Value at       Alternative
                  Assumed Annual          to (f) and
                  Rates of Stock Price    (g):
                  Appreciation            Grant Date
                  for Option Term         Value
(a)               (f)        (g)          (f)
Name
Brian G. Larson   --         --           --
Larry J. Davis    --         --           --
Dan J. Johnson    --         --           --

Options to acquire 17,570 shares of stock were exercised during the year ended June 30, 1995.

ITEM 11.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 6, 1995, the number of shares of the Registrant's common stock, par value $0.001, held of record or beneficially by each person who held of record or was known by the Registrant to own beneficially, more than 5% of the Registrant's common stock, and the name and shareholdings of each officer and director and of all officers and directors as a group.


Amount and Nature of Ownership
                                           Sole Voting
                                           and Investment  Percent of
Name of Person or Group                    Power(1)(2)     Class(3)(4)

Principal Shareholders:
Brian G. Larson(5)        Common Stock       850,019          11.2%
1681 West 1820 North      Options            250,000           3.2%
Provo, UT 84601           Total            1,100,019          14.0%

Larry J. Davis(6)         Common Stock       837,590          11.0%
10455 North Edinburgh     Options            250,000           3.2%
Highland, UT 84003        Total            1,087,590          13.9%

Summit Enterprises, Inc.  Common Stock        10,760           0.1%
  of Virginia             Preferred Stock    200,000         100.0%
1308 Devils Reach Road
Suite 302
Woodbridge, VA 22192

Laura Huberfeld(7)        Common Stock       200,104           2.6%
250 Longwood Crossing     $4.50 A Warrants   200,104           2.6%
Lawrence, NY 11559        Total              400,208           5.1%

Naomi Bodner(7)           Common Stock       175,104           2.3%
16 Grosser Lane           $4.50 A Warrants   200,104           2.6%
Munsey, NY 10952          Total              375,208           4.8%



Officers and Directors:
Brian G. Larson           ----------------see above----------------

Larry J. Davis            ----------------see above----------------

Dan J. Johnson            Common Stock             0           0.0%
                          Options            279,430           3.6%
                          Total              279,430           3.6%

Nathan H. West            Common Stock             0           0.0%

Rick Clayton              Common Stock             0           0.0%

All Officers and          Common Stock     1,687,609           22.2%
Directors as a Group      Options            779,430            9.3%
(5 Persons)               Total            2,467,039           29.5%

[FN]
(1)Except as otherwise indicated, to the best knowledge of the Registrant, all stock is owned beneficially and of record, and each shareholder has sole voting and investment power.

(2)These options have been issued to the executive officers and directors pursuant to the 1987 Stock Option Plan and the Director Stock Option Plan. Options to acquire 130,000 shares each issued to Messrs. Larson and Davis have an exercise price of $2.0625 per share; options to acquire 30,000 shares each have an exercise price of $2.54375 per share; options to acquire 30,000 shares have an exercise price of $3.30 per share; options to acquire 30,000 shares have an exercise price of $3.85 per share, and options to acquire 30,000 shares have an exercise price of $3.64375 per share. The options held by Mr. Johnson to acquire 159,430 shares have an exercise price of $2.0625 per share; options to acquire 30,000 shares have an exercise price of $2.3125 per share; options to acquire 30,000 shares have an exercise price of $3.00 per share; and options to acquire 30,000 shares have an exercise price of $3.50, and options to acquire 30,000 shares have an exercise price of $3.64375 per share The exercise price is equal to the fair market value, in the case of Mr. Johnson, and 110% of fair market value, in the case of Messrs. Larson and Davis, of the common stock of the Registrant as of the date of grant as determined by the board of directors based on the trading price of the common stock of the Registrant in the over-the-counter market. The options are exercisable for a period of five years from the date of grant. Each of the directors is restricted from first exercising options with respect to more than $100,000 worth of stock during the initial years of the term of the options.

(3)The percentages shown are based on 7,586,726 shares of common stock of the Registrant issued and outstanding as of October 6, 1995.

(4)The percentage ownership for the options held by the indicated individuals is based on an adjusted total of issued and outstanding shares giving effect only to the exercise of each individual's options.

(5)The number of shares indicated for Mr. Larson includes 793,619 shares owned jointly with his wife over which he exercises joint investment and voting control, and 47,400 shares which are held of record by Mr. Larson for the benefit of his minor children and in which he disclaims direct economic interest.

(6)The number of shares owned by Mr. Davis includes 745,498 shares held jointly with his wife over which he exercises joint investment and voting control and 75,000 shares which are held of record by Mr. Davis for the benefit of his minor children and in which he disclaims direct economic interest.

(7)The Registrant entered into an agreement with the holders of its $3.50 and $4.50 A Warrants, including Ms. Huberfeld and Ms. Bodner, pursuant to which it agreed to issue additional warrants to purchase shares of common stock at $4.50 (the $4.50 B Warrants") and $5.75 (the "$5.75 Warrants") if the holders exercised their $3.50 Warrants by October 1, 1995 (which has occurred) and their $4.50 Warrants by November 1, 1995, or, if later, 30 days after the effectiveness of a registration statement with respect to the resale by the warrant holders of the common stock underlying the $4.50 A Warrants. In the event Ms. Huberfeld and Ms. Bodner timely exercise their $4.50 A Warrants as set forth above, they will each receive a $4.50 B Warrant to acquire 200,104 shares of common stock and a $5.75 Warrant to acquire 400,208 shares of common stock. The $4.50 B and $5.75 Warrants which might be issued are not reflected on the foregoing table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GUARANTEES FROM PRINCIPALS

The two founders and principal shareholders of the Registrant have guaranteed the obligation of the Registrant on its revolving line of credit that had an outstanding balance of approximately $1,920,000 at June 30, 1995, and on a short-term obligation in the principal amount of $301,500. In addition, these principals have guaranteed the performance of the Registrant with respect to certain equipment leases and other financial commitments of the Registrant in the amount of approximately $389,000.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are included immediately following the signatures to this report.
                                                               Page

Report of Peterson, Siler & Stevenson, independent public
   accountants                                                  ___

Consolidated Balance Sheets as of June 30, 1995                 ___

Consolidated Statements of Operations for the years ended
  June 30, 1995 and 1994                                        ___

Consolidated Statement of Stockholders' Equity for the
  years ended June 30, 1995 and 1994                            ___

Statements of Cash Flows for the years ended June 30, 1995
and 1994                                                        ___

Notes to Financial Statements                                   ___

Financial Statement Schedules are omitted because they are not applicable or because the required information is contained in the Financial Statements or the Notes thereto.




EXHIBITS
             SEC
Exhibit   Reference
  No.        No.     Title of Document              Location
   1       (3)       Articles of Incorporation,     Exhibit to report
                     as amended                     on form 10-K for
                     November 3, 1987               the year ended
                                                    June 30, 1988*

   2       (3)       Certificate of Amendment       Exhibit to report
                     Articles of Incorporation      on form 10-K for
                                                    the year ended
                                                    June 30, 1989*

   3       (3)       Designation of Rights,         Registration
                     Privileges, and Preferences    Statement filed
                     of 1995 Series Preferred       on form SB-2,
                     Stock                          Exhibit 3, SEC
                                                    File No.
                                                    33-59963*

   4       (3)       Bylaws                         Registration
                                                    Statement filed
                                                    on form S-18,
                                                    Exhibit 5, SEC
                                                    File No.
                                                    33-3365-D*

   5       (4)       Form of $2.50 Warrant          Registration
                     Agreement                      Statement filed
                                                    on form SB-2,
                                                    Exhibit 5, SEC
                                                    File No.
                                                    33-59963*

   6       (4)       Form of $3.50 Warrant          Registration
                     Agreement                      Statement filed
                                                    on form SB-2,
                                                    Exhibit 6, SEC
                                                    File No.
                                                    33-59963*

   7       (4)       Form of $4.50 A Warrant        This Filing
                     Agreement

   8       (4)       Agreement between Larson       This Filing
                     Davis Incorporation and
                     Warrant Holders

                     Agreements relating to
                     research and development
                     work performed by the
                     Company in 1983 for two
                     unrelated funding entities

   9       (10)      (a)  Purchase Option           Exhibit to report
                          Agreement between         on form 10-K for
                          Larson Davis,             the year ended
                          Laboratories and LDL      June 30, 1988*
                          Research and Development,
                          dated August 31, 1983

   10      (10)      (b)  License Option            Exhibit to report
                          Agreement between         on form 10-K for
                          Larson Davis              the year ended
                          Laboratories and LDL      June 30, 1988*
                          Research and Development,
                          Ltd., dated August 31,
                          1983

   11       (10)     (c)  Cross License Option      Exhibit to report
                          between Larson Davis      on form 10-K for
                          Laboratories and LDL      the year ended
                          Research and              June 30, 1988*
                          Development II, Ltd.,
                          dated November 21, 1983

  12        (10)    (d)   Purchase Option between   Exhibit to report
                          Larson-Davis              on form 10-K for
                          Laboratories and LDL      the year ended
                          Research and Development  June 30, 1988*
                          II, Ltd., dated
                          November 21, 1983

   13       (10)          1987 Stock Option Plan    Exhibit to report
                          of Larson Davis           on form 10-K for
                                                    the year ended
                                                    June 30, 1988*

   14       (10)          1991 Employee Stock       Exhibit to report
                          Award Plan of Larson      on form 10-K for
                          Davis Incorporated        the year ended
                                                    June 30, 1992*

   15       (10)          1991 Director Stock       Exhibit to report
                          Option and Stock          on form 10-K for
                          Award Plan of Larson      the year ended
                          Davis Incorporated        June 30, 1992*

   16       (10)          Acquisition Agreement     Incorporated by
                          by and between Larson     Reference from
                          Davis Laboratories and    report on form
                          Technology Integration    8-K dated
                          Incorporated, dated       March 18, 1994*
                          March 18, 1994

   17       (10)          First Amendment to        Incorporated by
                          Acquisition Agreement     Reference from
                          dated March 28, 1994      report on form
                                                    8-K dated
                                                    June 30, 1994*

   18       (10)          Second Amendment to       Incorporated by
                          Acquisition Agreement     Reference from
                          dated June 16, 1994       report on form
                                                    8-K dated
                                                    June 30, 1994*

   19       (10)          Agreement between         Registration
                          Larson Davis              Statement Filed
                          Laboratories and Summit   on Form SB-2,
                          Enterprises, Inc.,        Exhibit 20, SEC
                          of Virginia dated         File No.
                          May 24, 1995              33-59963*

   20       (10)          Technology License,       Incorporated by
                          Assumption, and           Reference from
                          Maintenance Agreement     report on form
                          between Larson Davis      8-K/A dated
                          Incorporated and Harris   June 30, 1995
                          Miller Miller & Hanson,
                          Inc., dated August 15,
                          1995

   21       (21)          Subsidiaries of Larson    Incorporated by
                          Davis Incorporated        Reference from
                                                    report on form
                                                    10-KSB dated
                                                    June 30, 1994*

   22       (23)          Consent of Peterson,      This Filing
                          Siler & Stevenson

_____________________
*Incorporated by reference

REPORTS ON FORM 8-K

The Registrant filed a form 8-K dated June 30, 1995, as amended, with respect to the transaction with Harris Miller Miller & Hanson, Inc.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      LARSON DAVIS INCORPORATED


Dated:  October 12, 1995              By     /s/ Brian G. Larson
                                        Brian G. Larson, President
                                       (Principal Executive Officer)


Dated:  October 12, 1995              By     /s/ Dan J. Johnson
                                        Dan J. Johnson,
                                        Secretary/Treasurer
                                       (Principal Financial and
                                        Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:  October 12, 1995              By     /s/ Brian G. Larson
                                        Brian G. Larson, Director


Dated:  October 12, 1995              By     /s/ Larry J. Davis
                                        Larry J. Davis, Director


Dated:  October 12, 1995              By     /s/ Dan J. Johnson
                                        Dan J. Johnson, Director

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

JUNE 30, 1995
































PETERSON, SILER & STEVENSON, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

PETERSON, SILER & STEVENSON, P.C.
Certified Public Accountants
430 East 400 South
Salt Lake City,  Utah  84111
(801) 328-2727

INDEPENDENT AUDITORS' REPORT

Board of Directors
LARSON-DAVIS INCORPORATED AND SUBSIDIARIES
Provo, Utah

We have audited the accompanying consolidated balance sheet of Larson-Davis Incorporated and Subsidiaries at June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Larson-Davis, Ltd., a wholly owned subsidiary, which statements constitute approximately 4% of total assets and 14% of total revenues of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Larson-Davis, Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Larson-Davis Incorporated and Subsidiaries as of June 30, 1995 and the results of their operations and their cash flows for the years ended June 30, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered a significant loss from operations and is currently discontinuing certain of its operations. Management's plans in regard to these matters is also contained in Note 18.


/s/  PETERSON, SILER & STEVENSON, P.C.
August 4, 1995

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET


ASSETS
                                                        June 30,
                                                          1995
CURRENT ASSETS:
  Cash and cash equivalents                           $    83,334
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $15,825                                             2,130,835
  Inventories                                           2,152,768
  Other current assets                                    135,348
  Costs and estimated earnings in excess
    of related billings                                   200,318
          Total Current Assets                          4,702,603

PROPERTY, PLANT, AND EQUIPMENT,
  net of accumulated depreciation of $1,672,979         1,337,574

ASSETS UNDER CAPITAL LEASE OBLIGATIONS,
  net of accumulated depreciation of $322,267             303,522

NET ASSETS OF DISCONTINUED OPERATIONS                   3,135,776

OTHER ASSETS:

  Product technology, license rights
    and software development costs
    net of amortization of $419,626                     1,975,699

  Goodwill                                                124,493
          Total Other Assets                            6,877,064
                                                      $11,579,667


The accompanying notes are an integral part of these financial statements.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,
                                                          1995
CURRENT LIABILITIES:
  Bank overdraft                                       $   40,039
  Short-term notes payable                              2,219,187
  Accounts payable                                        886,489
  Accrued liabilities:
    Salaries and commissions                              295,243
    Payroll taxes                                          51,308
    Other                                                 122,452
  Current maturities of long-term debt                    206,409
  Current maturities of capital lease obligations         133,719
          Total Current Liabilities                     3,954,846

LONG - TERM DEBT, less current maturities                 958,251

CAPITAL LEASE OBLIGATIONS, less current
  maturities                                              255,080
          Total Liabilities                             5,168,177

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value: 10,000,000
    shares authorized, 200,000 shares
    issued and outstanding                                    200

  Common stock; $.001 par value, 290,000,000
    shares authorized, 6,559,479 shares
    issued and outstanding                                  6,559
  Additional paid-in capital                            7,406,114
  Retained earnings (deficit)                            (997,362)
  Equity adjustment from translation of
    foreign currency                                       (4,021)
          Total Stockholders' Equity                    6,411,490
                                                      $11,579,667


The accompanying notes are an integral part of these financial statements.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    For the years Ended
                                                        June 30,
                                                     1995       1994
NET SALES                                        $ 6,515,830   $ 5,137,638

COST AND OPERATING EXPENSES:
  Costs of sales and operating expenses            2,598,586     2,139,814
  Research and development                           708,679       834,520
  Selling, general and administrative              2,449,765     2,442,029
          Total costs and operating expenses       5,757,030     5,416,363

INCOME (LOSS) FROM CONTINUING OPERATIONS             758,800      (278,725)

OTHER INCOME (EXPENSE):
  Interest income                                      7,302         5,625
  Interest expense                                  (301,402)     (270,383)
  Other                                               (6,189)      102,247
          Total Other Income (Expense)              (300,289)     (162,511)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND DISCONTINUED
  OPERATIONS                                         458,511      (441,236)

CURRENT TAX EXPENSE                                        -             -
DEFERRED TAX EXPENSE                                       -             -

INCOME FROM CONTINUING OPERATIONS
  BEFORE DISCONTINUED OPERATIONS                     458,511      (441,236)

DISCONTINUED OPERATIONS:
  Income (loss) from operations of discontinued
    airport installations division (net of
    income tax)                                     (770,128)      643,280

  Estimated income (loss) on disposal of airport
    installations division                                 -             -

  Loss from discontinued operations of Larson-
    Davis Info., Inc. and Advantage Software,
     Inc. (net of income taxes)                           -      (400,200)

	Loss on disposal of the operations of Larson-
	  Davis Info., Inc. and Advantage Software,
	   Inc. (net of income taxes)                          -	    (2,156,987)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS         (770,128)   (1,913,907)

CHANGE IN ACCOUNTING PRINCIPLE -  Cumulative
  effect on years prior to June 30, 1994, of
  application of Statement of Financial
  Accounting Standards No. 109, Accounting
  for Income Taxes                                        -	       486,992

NET INCOME (LOSS)                                $ (311,617)  	$(1,868,151)

PRIMARY EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations       $      .07	   $      (.08)
  Income (Loss) from discontinued operations
    of airports installation division                  (.12)          .11
  Loss from discontinued operations of Larson-
    Davis Info., Inc. and Advantage Software,
    Inc.                                                  -          (.07)
  Loss on disposal of Larson-Davis Info., Inc.
    and Advantage Software Inc.                           -          (.37)
  Cumulative effect of change in accounting
    principle                                             -           .08

PRIMARY EARNINGS (LOSS) PER COMMON SHARE         $     (.05)	  $      (.33)














The accompanying notes are an integral part of these financial statements.


                                              LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              FOR THE YEARS ENDED JUNE 30, 1995 and 1994

                                                                                                             Equity Adjustment
                              Preferred Stock          Common Stock       Additional    Retained     From Foreign
                          _______________________   __________________     Paid-in      Earnings       Currency
                            Shares       Amount      Shares     Amount     Capital      (Deficit)     Translation      Total
                          __________   __________  __________  ________  __________    _________   ________________   __________
BALANCE, June 30, 1993             -            -  5,413,127     5,413    4,719,264     1,182,406               -      5,907,083

Shares issued upon exercise
  of options, at $1.50 and
  $1.60 per share                  -            -    33,000         33        49,767            -               -         49,800

Shares issued in various
  private placements from
  $2.15 to $3.32 per share,
  net of offering costs
  of $175,000                      -            -   381,122        381       894,619            -               -        895,000

Equity adjustment for
  translation of foreign
  currency                         -            -          -         -             -            -           3,413          3,413

Net loss for the year
  ended June 30, 1994              -            -          -         -            -   (1,868,151)              -      (1,868,151)
                           __________      _______  _________    ______      _________ ___________       ________     ____________
BALANCE, June 30, 1994             -            -  5,827,249     5,827    5,663,650     (685,745)          3,413       4,987,145

Shares issued upon
  exercise of options,
  at $1.60 to $2.56
  per share                        -            -     19,325        19       42,896            -               -          42,915

Shares issued in various
  private placements from
  $1.63 to $1.75 per share,
  net of offering costs
  of $34,767                       -            -    614,000       614      990,729            -               -         991,343

Shares issued for service
  rendered from $1.25 to
  $2.50 per share                  -            -     98,905        99      209,039            -               -        209,138

Preferred shares issued
  for partial payment of
  a note payable             200,000          200          -         -       499,800           -               -        500,000

Equity adjustment for
  translation of foreign
  currency                         -            -          -         -             -           -          (7,434)        (7,434)

Net loss for the year
  ended June 30, 1995              -            -          -         -             -    (311,617)              -       (311,617)

                         ___________      _______  _________      ______    ________   ___________  ______________   ___________
BALANCE, June 30, 1995       200,000          200  6,559,479     6,559     7,406,114    (997,362)         (4,021)     6,411,490


The accompanying notes are an integral part of this financial statement.

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                                   For the years Ended
                                                        June 30,
                                               1995             1994
Cash Flows From  Operating Activities:
  Net income (loss)                            $    (311,617)   	$  (1,868,151)

  Adjustments to reconcile net income
    (loss) to net
    cash used by operating activities:
    Depreciation                                     329,286          222,020
    Amortization                                     406,452	         550,635
    Provision for losses on accounts
    receivable                                           875            2,000
    Stock issued in lieu of compensation             219,708                -
    (Gain) loss on sale of assets                      6,189         (102,247)
    Estimated loss on disposition                          -        2,156,986
    Changes in assets and liabilities:
      Accounts receivable                           (520,395)       1,060,112
      Inventories                                      2,464         (355,507)
      Other current assets                          (198,022)         (40,964)
      Due from related party                          29,817           47,808
      Unbilled contract receivable                   431,529         (852,932)
      Bank overdraft                                  40,039                -
      Accounts payable                              (303,477)         459,898
      Accrued liabilities                            (59,205)         (59,186)
      Deferred taxes	                                      -         (515,000)
      Income taxes payable                                 -          (48,185)

          Total Adjustments                          385,260        2,525,438

      Net Cash Provided (Used) by Operating
      Activities                                      73,643          657,287

Cash Flows From Investing Activities:
  Purchase of property, plant and equipment,
    net of retirements                              (449,917)       (208,194)
  Proceeds from sale of assets                        59,477         263,787
  Payments for software development costs         (1,235,229)     (2,826,496)
  Purchase of capital lease assets                  (189,747)       (100,976)
  Purchase of goodwill                                     -        (138,721)
  Foreign currency translation                        (7,434)          3,413

      Net Cash Provided (Used ) by Investing
      Activities	                                 (1,822,850)     (3,007,187)

Cash Flows From  Financing Activities:
  Net borrowings under short term debt               277,687       1,291,716
  Proceeds from issuance of common stock           1,058,455       1,119,800
  Common stock offering costs                        (34,767)       (175,000)
  Proceeds from long-term borrowings                  56,656       1,115,950
  Principal payments on long-term debt               (80,293)       (696,711)
  Principal payments on capital lease
  obligations                                       (109,919)        (57,905)
  Proceeds from capital leases                       232,461          79,981

      Net Cash Provided (Used) by Financing
      Activities                                   1,400,280       2,677,831

Net Increase in Cash and Cash Equivalents           (348,927)        327,931

Cash and Cash Equivalents at Beginning of Year       432,261         104,330

Cash and Cash Equivalents at End of Year       $      83,334    $    432,261

Supplemental Disclosures of Cash Flow
  Information:
  Cash paid during the year for:
    Interest                                   $     355,988    $    270,383
    Income taxes                               $           -    $     78,980

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  For the year ended June 30, 1995:
  The Company issued 43,405 shares of common stock to employees in lieu of compensation with a computed value of $108,513.
The Company in connection with the discontinuance of their operations in the Airport Noise and Operations Monitoring Systems Industry reclassified the associated assets and liabilities to net assets of discontinued operations [See Note 17].
    The Company issued 200,000 shares of preferred stock in payment of $500,000 of short term obligations.
The Company converted $300,000 of short-term debt to a long-term note payable.
The Company issued 30,500 shares of restricted common stock for $26,250 of patent costs and $11,875 of research and development costs expended on the Company's behalf on acquired technologies.
The Company issued 25,000 shares of common stock valued at $62,500 to a consultant for services rendered.
The Company issued 5,125 shares of common stock valued at $10,575 to an officer of the Company for the cancellation of 8,245 stock options.
  For the year ended June 30, 1994:
The Company acquired certain software and technology by issuing and assuming various liabilities, valued at $2,029,047 [See Note 19].

The accompanying notes are an integral part of this financial statement.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements of Larson-Davis Incorporated include the accounts of the Company and its wholly-owned subsidiaries, Larson-Davis Laboratories, Advantage Software, Inc., LD Info., Inc. and Larson Davis Limited (a Foreign Corporation). All significant intercompany transactions and accounts have been eliminated in consolidation.

Inventories - Inventories are valued at the lower of cost (using average cost method) or market.

Plant and Equipment - Equipment is carried at cost less related accumulated depreciation. Depreciation, including amortization of capitalized leases, is computed using the straight-line method over useful lives ranging from 3 to 7 years. Real property and improvements are being depreciated over a useful life of 25 years using the straight-line method.

Earnings Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for primary earnings (loss) per share are 6,227,707 and 5,824,345 for the years ending 1995 and 1994, respectively. Fully diluted earnings per share are not presented as their effect is anti-dilutive.

Revenue Recognition - The Company recognizes revenue on product sales and services at the time of product delivery or rendering services. However, with respect to long-term contracts, the Company's earning process extends over a much longer time period. The Company has adopted a percentage-of-completion method for accruing revenues and expenses related to long term contracts. Revenues are accrued and a current, non-trade receivable is created based on progress toward completion of the particular contract. Progress is determined by comparing actual time incurred and materials used with expected estimates of total contract costs. In short, revenues are accrued as they are earned by the Company. Billings to the customer are made according to payment terms of the contract. When a billing is created, the amount of the billing is transferred into the regular trade receivable account to await receipt of payment
[See Note 3]. Losses on long-term contracts are recognized when they become apparent.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Product Technology and License Rights - The Company capitalizes costs incurred to acquire product technology and license rights.
These costs are being amortized over estimated useful lives ranging from 10 to 17 years by the straight line method.

Software Development Costs - The Company conducts multiple software development efforts simultaneously. Each individual program is reviewed and evaluated on a product-by-product basis. Pursuant to FASB No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalizes costs incurred to develop software after technological feasibility has been established. Where required by FASB Statement No. 86, amortization of these development costs is computed either based on the number of contracts initiated during the current year relative to the anticipated total number of contracts for that period, or the straight line method over the expected useful life of 10 years, whichever is greater.

Income Taxes - Effective for the year ended June 30, 1994, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. There was a cumulative benefit from the change in accounting principle of $486,992 [See Note 7]. The Company previously calculated its tax provision according to FASB Statement No. 96.

Foreign Currency Translation / Re-measurement - For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity. Exchange gains (losses) are included as a component of general and administrative expense.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


NOTE 2 - INVENTORIES

The composition of inventories at June 30, 1995, consists of the following:

                                         1995
Raw materials                       $   669,433
Work in progress                        765,617
Finished goods                          717,718
                                    $ 2,152,768

NOTE 3 - CONTRACTS IN PROGRESS

The Company has accrued and recognized revenues on long-term contracts based on a percentage-of completion method
[See Note 1], which attempts to recognize the income as it is being earned. The unbilled contract receivable represents amounts of contract revenues accrued and recognized that have not yet been billed to the customer. Billings on the contracts are being made according to payment term stipulations which do not necessarily coincide with the "earning" process. At June 30, 1995, the Massport contract accounted for $98,750 of cost and estimated earning in excess of related billings.

Costs to date, estimated earnings, and the related progress billings to date on other airport contracts in progress are as follows:

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

                                             June 30,
                                         1995         1994
Total costs incurred to date         $ 2,416,110	  $   886,861

Estimated earnings to date               (40,465)      306,457

Revenue Recognized to date             2,375,645     1,193,318

Progress billings to date             (1,688,274)     (289,168)

Costs and estimated earnings in
excess of related billings on
uncompleted contracts                    687,371       904,150

Cost and estimated earnings
reclassified to net assets of
discontinued operations                 (585,803)            -

                                     $   101,560  	$   904,150


Subsequent to the year ended June 30, 1995, the Company discontinued their business operations in the Airport Noise and Operations Monitoring Systems Industry. The Company has licensed its proprietary Airport Noise and Operations Monitoring Software (ANOMS), with the intent to sell, and transferred management, implementation and future billings of substantially all of its airport noise monitoring contracts [See Note 20].

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 1995 consists of the following:

                                                   1995
Land                                     $   25,000
Building and improvements                   946,153
Machinery and equipment                   1,827,020
Furniture and fixtures                      212,380
                                          3,010,553
Less: accumulated depreciation           (1,672,979)
                                         $1,337,574

Total depreciation expense related to property and equipment was $217,790 and $222,020 for the years ended June 30, 1995 and 1994, respectively.



NOTE 5 - ASSETS UNDER CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment on 36 to 60 month capital leases. The leases contain provisions for the Company to acquire the equipment at the end of the lease term through either payment of a nominal amount or in other cases the greater of fair market value or 10% of the original equipment cost.

Equipment under capital lease obligations at June 30, 1995 is as follows:

                                                   1995
Equipment                               $  625,789
Accumulated depreciation                  (322,267)
                                        $  303,522

Total depreciation on equipment under capital lease obligation was $111,496 and $68,755 for the years ended June 30, 1995 and 1994, respectively.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS



NOTE 5 - ASSETS UNDER CAPITAL LEASE OBLIGATIONS [Continued]

Total future minimum lease payments, executor costs and current portion of capital lease obligations is as follows:

Future minimum lease payments for the years ended June 30,

Year ending June 30,                  Lease Payments
       1996                            $  166,376
       1997                               141,805
       1998                                71,523
       1999                                67,597
       2000                                 8,452

Total future minimum lease payments    $  455,753
  Less amounts representing
      interest and executor costs         (66,954)

  Present value of the future minimum
    lease payments                        388,799
  Lease current portion                  (133,719)

  Capital lease obligations -
  long term                            $  255,080


The Company leases certain office space and equipment under operating leases expiring in 1997. Minimum future rental payments under these non-cancelable operating leases as of June 30, 1995 are as follows:

Year Ending June 30,                        Amount
       1996                               $   53,701
       1997                                   35,801
Total Minimum Future Rental Payments      $   89,502

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


NOTE 6 - PRODUCT TECHNOLOGY, LICENSE RIGHTS AND SOFTWARE DEVELOPMENT
COSTS

The intangible asset balances at June 30, 1995 of $1,975,699 consist of product technology, license rights, patents and software development costs. These intangible assets are being amortized using the straight line method over useful lives ranging from 5 to 17 years. Total amortization expense on intangible assets was $406,452 and $464,951, for the years ended June 30, 1995 and 1994.

The long term value of these assets is connected to the application of these technologies and software costs to viable products which can be successfully marketed by the Company. Management believes current and projected sales levels of its current and planned products will support the carrying costs of the related software and technologies.

The following is a summary of product technology, license rights and software development costs at June 30, 1995:

                                                    1995
CONTINUING OPERATIONS:
LDL:
Patents, licenses and acquired technologies     $   517,145
Capitalized software                              1,829,117
Accumulated amortization                           (382,729)
                                                  1,963,533
LTD:
Capitalized software                                 49,063
Accumulated amortization                            (36,897)
                                                     12,166
Net product technology, license rights and
  software development costs related to
  continuing operations                         $ 1,975,699

DISCONTINUED OPERATIONS: [See Note 17]
LDL:
Capitalized software (ANOMS)                      2,885,447
Accumulated amortization                           (351,568)
                                                  2,533,879
Net purchased software and software
  development costs included in net assets
  of discontinued operations [See Note 20]	      (2,533,879)
Total Carrying Value                            $ 1,975,699


LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTE 6 - PRODUCT TECHNOLOGY, LICENSE RIGHTS AND SOFTWARE DEVELOPMENT COSTS [Continued]

Some of the technology was purchased from the founders of the Company, but the largest portion of these rights and technologies were purchased from unrelated third party entities and by entering into royalty contracts. The Company paid royalty expenses included in the statement of income for the years ended June 30, 1995 and 1994 of $73,937 and $69,536, respectively.

Subsequent to the year ended June 30, 1995, the Company discontinued their operation in the Airport Noise and Operations Monitoring Systems Industry. The Company has licensed its rights to proprietary Airport Noise and Operations Monitoring Software (ANOMS) and has reclassified the net capitalized software costs of $2,533,879 to "Net Assets of Discontinued Operations."

NOTE 7 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109] during Fiscal 1994. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.
The financial statements for years prior to 1994 have not been restated and there was a cumulative benefit from the change in accounting principle of $486,992. At June 30, 1995, the total of all deferred tax assets are $953,677 and the total of the deferred tax liabilities are $494,570. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $459,107 as of June 30, 1995, which has been offset against the deferred tax assets. The net change in the valuation allowance during the years ended June 30, 1995, was $177,799.

The Company has available at June 30, 1995, unused operating loss carryforwards of approximately $1,500,000, which may be applied against future taxable income and which expire in various years through 2010.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTE 7 - INCOME TAXES [Continued]

The components of income tax expense from continuing operations for the years ended June 30, 1995 and 1994 consist of the following:

                                              June 30,
                                         1995       1994
Current income tax expense:
  Federal                             $        -	   $      -
  State                                        -           -
    Net current tax expense                    -           -

Deferred tax expense (benefit)
arising from:

Excess of tax over financial
  accounting depreciation                 13,032      (6,613)
Amortization - technology                490,411    (827,382)
Software development                     101,009      55,722
Other                                     (9,908)     (3,817)
Net operating loss carryforward         (416,745)    (58,608)
Valuation allowance                     (177,799)    840,698
    Net deferred tax expense          $        -	   $       -


Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                             Year Ended June 30,
                                                1995      1994
Computed tax at the expected federal
  statutory rate                               34.00%   34.00%
Excess of tax over financial accounting
  depreciation                                 (2.73)    (.31)
State income taxes, net of federal
  income tax benefits                           3.30     3.00
Amortization of software and technology      (124.07)	   36.06)
Net operating loss carryforward                87.43    (2.74)
Other items                                     2.07     2.11
Effective income tax rates                      0.00%    0.00%

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

The temporary differences gave rise to the following deferred tax asset (liability) at June 30, 1995:

Excess of book over tax accounting
  depreciation                              26,935
Amortization - technology                  310,609
Software development                      (494,570)
Allowance for doubtful accounts              5,855
Accrued vacations                           27,847
NOL carryforwards                          582,301
Donations                                      130

The deferred taxes are reflected in the consolidated balance sheet at June 30, 1995 as follows:

Short term asset (liability)         $           -
Long term asset (liability)          $           -


NOTE 8 - 401(K) PROFIT SHARING PLAN

During February 1995, the Company adopted a 401(K) profit sharing plan under which eligible employees may choose to save up to 10% of salary income on a pre-tax basis, subject to IRS limits. All employees who have completed 6 months of service are eligible to enroll in the plan. The Company matches 50% of the employee's contribution to the plan up to a maximum of 1.5% of the employees annual salary. For the year ended June 30, 1995, the Company contributed $15,282 to the plan.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


NOTE 9 - LONG-TERM NOTES PAYABLE

At June 30, 1995, the Company is indebted for the following notes payable:

                                                          1995
9.75% and 9.9% installment loans payable,
  secured by the automobile which they purchased,
  with monthly payments of $515 and $686                  56,657

8.25% note payable to bank, payable in monthly
  installments of principal and interest of
  $8,246.19 secured by real estate; due January 1,
  1999.                                                  808,003

9% note payable, payable in monthly installments
  of principal and interest of $15,845 due
  March 31, 1997.                                        300,000
Total long-term debt                                   1,164,660

Less: current maturities                                (206,409)
Long-term debt, excluding current portion             $  958,251


Aggregate maturities of long-term debt for the succeeding five years are as follows:

Year ending June 30,
       1996                          $   206,409
       1997	                              178,852
       1998                               48,576
       1999                               53,030
       2000                               57,894
       Thereafter                        619,899
                                     $ 1,164,660

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - PREFERRED STOCK

During the fiscal year ended June 30, 1995 the Company issued 200,000 shares of preferred stock in return for the extinguishment of $500,000 of short-term debt payable in connection with the
acquisition of ANOMS [See Note 19].   The Company's preferred
stock pays cumulative dividends at a rate of $.225 per share per annum, payable monthly. As of June 30, 1995, dividends payable amounted to approximately $5,000. The preferred stock is convertible into common stock at the option of the holder at a conversion price of $2.50 per share. The preferred stock holders are not entitled to voting privileges.

NOTE 11 - SHORT-TERM NOTES PAYABLE

At June 30, 1995, the Company is indebted for the following short-term notes payable:


                                                      1995
Prime plus 2.75% revolving line-of-credit with
  funds available based on accounts receivable
  and inventory by which it is secured to a
  maximum of $2,500,000 interest payable monthly;
  principal due January 31, 1996                    $1,920,215

 11% and 9.25% at June 30, 1995 and 1994.
  Revolving line-of-credit due on bank demand,
  or if no demand is made, in one payment on
  September 25, 1995; secured by 300,000 shares
  of Larson Davis, Inc. stock                          298,972

                                                    $2,219,187


As of June 30, 1995, in addition to the above $1,920,215, the Company had two letters of credit against the line of credit in the amounts of $400,000 and $7,040. At June 30, 1995 the maximum allowed based on eligible accounts receivable and inventory was exceed by draws against the revolving line by $140,902. However, the overdraft is temporarily approved by the bank based on a pledge of 200,000 shares of the Company's stock and the granting in favor of the bank of a 2nd trust deed on the Company's real estate holdings. Assuming the existence of eligible accounts receivable and inventory as collateral, the available line at June 30, 1995 would be $172,745.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTE 11 - SHORT-TERM NOTES PAYABLE [Continued]

The following table presents the average borrowing, the maximum amount outstanding, and the weighted average interest rate on short term borrowings:

                                       1995          1994
Average short term borrowing        $2,849,918	    $1,992,331

Maximum amount outstanding          $3,140,399	    $2,741,500

Weighted average interest rate -
  monthly calculation                       11%           10%



NOTE 12 - COMMON STOCK

During the year ended June 30, 1995 and 1994, the Company issued 14,200 and 33,000 shares of common stock to certain officers, directors, shareholders and an employee upon exercise of common stock options at prices ranging from $1.50 to $2.56 per share. During 1995, the Company also issued 5,125 shares of common stock valued at $10,575 to an officer of the Company for the cancellation of 8,245 stock options

The Company issued during the year ended June 30, 1995 and 1994, 614,000 and 381,122 shares of common stock in various private placements at prices ranging from $1.63 to $3.32 per share. In one of the private placements, warrants to purchase 500,000 additional shares of common stock at $2.50 and to purchase 500,000 shares of common stock at $3.50 per share were also issued.

The Company also issued 65,500 shares of common stock valued at prices ranging from $1.25 to $2.5 per share for services rendered and in reimbursement of legal fees and research and development cost.

During the year ended June 30, 1995, pursuant to a discretionary stock award plan, the Company issued 43,405 shares of previously unissued common stock to its employees, valued at $2.50 per share, the market price on the date the Board of Directors passed the resolution. This transaction resulted in taxable compensation to the employees and a corresponding deduction to the Company in the amount of $108,513.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS

During 1995 and 1994, officers, directors and shareholders exercised certain options to acquire shares of common stock
[See Note 12].

During December 1987, the Company loaned an aggregate of $55,000 to three of its officers and directors. In the fiscal year ended June 30, 1993, one of the loans was eliminated by a compensation charge of $7,763 to the related individual for the amount of principal and interest then outstanding. During the fiscal year ended June 30, 1994 the two remaining notes were reduced through a $19,308 charge to compensation to the related individuals. One of the notes was eliminated through the transfer of 6,000 shares, of the Company's stock held by the individual, in payment of $33,750 of the Company's obligations. The remaining note was eliminated through the transfer of 7,100 shares of the Company's Stock held by the officer in payment of $28,400 of the Company's obligations and a cash payment of $1,417. Interest accrued on the loans amounted to $0 and $5,250 at June 30, 1995 and 1994, respectively. The unpaid balance at June 30, 1995 and 1994 was $0 and $29,817


NOTE 14 - STOCK OPTIONS / WARRANTS

In July 1991, the board of directors adopted the Employee Stock Award Plan, which was later approved by shareholders at the annual meeting in June 1993. Under the provisions of the plan, the board can award up to 225,000 shares of common stock over the three year life of the plan to employees of the Larson-Davis who are not also directors of the Company. A total of 9,705 shares have been awarded to officers who are not also directors of the Company.

In July 1991, the board of directors also adopted the Director Stock Option Plan which was approved by the shareholders in June 1992. Under the terms of the plan, options are automatically awarded on June 30 of each year during the term of the plan, to the three individuals who are currently directors of the Company. The options have an exercise price equal to the closing bid price as reported by NASDAQ for the common stock on June 30, or an exercise price equal to 110% of that price, if the director is also a 10% shareholder of the Company. Awards under the plan are automatic as long as the individual is a director of the Company as of each June 30 during the term of the plan, which expires July 1, 1996. A maximum of 450,000 shares can be optioned under this plan. Effective June 30, 1992, two directors each receive

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTIONS / WARRANTS [Continued]

options to acquire 30,000 shares at an exercise price of $2.54 per share. The other director received an option to acquire 30,000 shares with an exercise price of $2.31 per share. Effective June 30, 1993, two directors each received options to acquire 30,000 shares at an exercise price of $3.30 per share and the remaining director received an option to acquire 30,000 shares with an exercise price of $3.00 per share. Effective June 30, 1994 two directors received options to acquire 30,000 shares each at an exercise price of $3.85 per share. The other director received an option to acquire 30,000 shares with an exercise price of $3.50 per share. Effective June 30, 1995 two directors each received options to acquire 30,000 shares at $3.64 per share. The other director received an option to acquire 30,000 shares at $3.31 per share. None of the foregoing options have been exercised by the directors and the options expire five years from the date the options were granted.

In November 1987, and later revised in December of 1994, the board of directors of the Company authorized a stock option plan pursuant to which options to acquire common stock of the Company can be issued to employees of the Company. The issued options are intended to qualify as incentive stock options under the provisions of the Internal Revenue Code. Two directors hold options at June 30, 1995 which expire in December 1999, under this plan to acquire 130,000 shares each at $2.27 per share.
As of June 30, 1995 none of the options had been exercised. The third director holds options at June 30, 1995, which expire in December 1999, to acquire 177,000 shares at $2.06 per share. During the year ended June 30, 1995 and 1994 options for 20,570 and 3,000 were exercised at prices ranging from $1.60 to $2.06 per share.

During December 1994, employees of the Company who were not directors were granted options, expiring in December, 1999, to purchase 50,000 shares of stock at $2.06 per share. As of June 30, 1995 none of the options had been exercised.

During March, 1995, employees of the Company who were not directors were granted options, expiring in March 2000, to acquire 30,000 shares of stock at $2.56 per share. As of June 30, 1995, 10,000 options had been exercised by an employee.

Effective June 1989, a former employee was granted options outside of the plan. 20,000 options were granted, bearing exercise prices of $2.75 for 15,000 options and $5.00 per share for 5,000 options. During the year ended June 30, 1994 these options were extended for an additional five years and options for an additional 6,000 shares at $2.00 per share were granted to the individual. As of June 30, 1995 none of these options were exercised.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTIONS / WARRANTS [Continued]

During the year ended June 30, 1994, 30,000 options were granted and exercised by an non-related party at $1.66 per share.

During April 1995, in connection with a private placement of common stock, the Company issued warrants to purchase 500,000 shares of common stock at $2.50 per share expiring in April 1996 and warrants to purchase 500,000 shares of common stock at $3.50 per share expiring in April 1997.

NOTE 15 - LEGAL MATTERS

The Company is from time to time involved in litigation as a normal part of its ongoing operations. At June 30, 1995, there were no litigation's which in management's estimate would have any material impact on the financial condition of the Company.


NOTE 16 - MAJOR CUSTOMER AND EXPORT SALES

For the fiscal year ended June 30, 1995 and 1994, the Company has no customer whose sales exceed 10% of the continuing sales of the Company.

Export sales for the fiscal years ending June 30, 1995 and 1994 are broken down as follows:

                                   1995	          1994
Asia                   $  741,927    	$  218,537
Australia                  94,412       	156,728
Canada                    169,428       	140,386
Western Europe          1,740,174     	1,332,727
India                           -             -
Middle East                 3,071        51,315
Scandinavia               189,828        51,119
Eastern Europe            651,746       330,885
South America               4,291         7,179

          TOTALS      $3,594,877	    $2,288,876

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 17 - DISCONTINUED OPERATIONS

The accompanying financial statements as of June 30, 1995 and 1994 have been reclassified to reflect management's decision to discontinue the Company's operations in the Airports Noise and Operation Monitoring Industry [See Note 20]. The net assets related to the Airport Industry are included on the Company's June 30, 1995 balance sheet as "net assets of discontinued operations". The Company's operations in the Airport Industry for the years ended June 30, 1995 and 1994 are included as Discontinued Operations in the financial statements of the Company. As of June 30, 1995, management estimates the proceeds from the subsequent license/sales of the "Net assets of discontinued operations" will equal or exceed the carrying value of these assets. Therefore, no loss on disposal has been recognized.

During the year ended June 30, 1994, with the return of the minority interest shares in Larson-Davis Info, Inc. ("Info"), the Board of Directors decided, pursuant to a plan effective June 30, 1993, to discontinue the operations and pursue the sale or licensing of the software technologies then owned by Info and Advantage Software, Inc.. In as much as the Company was unable to locate a buyer for the technologies, management elected to reduce the carrying value of the related assets to zero as of June 30, 1994, resulting in a loss of $2,256,987. As a result, the balance sheets and statements of operations presented in these financial statements reflect a separation of the net assets of these subsidiaries as of June 30, 1994 and operating results for the fiscal year then ended.

Assets to be disposed of consisted of the following at June 30, 1995:

                                                      1995
Cost and Estimated Earnings in Excess of
  Related Billings                                $   585,803

Prepaid Contract Cost                                 115,594

Product Technology and License Costs, Net           2,533,879

(Less) liabilities assumed by licenser
  [See Note 20]                                       (99,500)
          Totals                                  $ 3,135,776

Assets are shown at their net book values.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 17 - DISCONTINUED OPERATIONS [Continued]

The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles:

                                       Year Ended June 30,
                                        1995        1994
Net Sales:                       $ 8,890,527      $ 6,410,155

Cost of Goods Sold:               (4,751,581)       2,453,709)

Other Operating Expenses:         (4,077,163)      (3,928,167)

Other Income (Expense):             (373,400)        (162,672)

Minority Interest in Loss of
  Subsidiary:                              -                -

Provision for Taxes:                       -                -

Net Income (loss):               $  (311,617)     	$  (134,393)

Earnings (loss) per Share:       $      (.05)	     $      (.02)

Net sales related to these discontinued technologies for 1995 and 1994 were $2,374,697 and $1,272,517, respectively. These amounts are not included in net sales in the accompanying income statements.

NOTE 18 - CONTINUING OPERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had net losses of $(311,617) and $(1,868,151) for the years ended June 30, 1995 and 1994. The overall net loss for fiscal 1995 is a result of operating revenues and expenses related to discontinued operations. Further the company has significant intangible assets (including those held for resale from its discontinued operations) the realization of which is not assured.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue in its present form.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


NOTE 18 - CONTINUING OPERATIONS [Continued]

As highlighted in the statements of operations, the discontinued operations produced losses of $(770,128) and $(1,913,907) for years 1995 and 1994, respectively. The effect of the discontinued operation and subsequent transfer of rights and assets eliminates substantial amortization expense (a non-cash expense). This in addition to management's plan and subsequent actions to reduce labor expenditures should favorably affect future reporting years. The Company has also subsequently received proceeds from the sale of common stock which greatly improves its ability to meet current and future obligations [See
Note 20].

The Company, as of June 30, 1995, had a current ratio of 1.2:1 indicating sufficient current assets to operate; The Company had significant order backlog for the Company's instrumentation subsequent to the financial statement date (approximately $916,000). Management believes the discontinued operations will not hinder their ability to generate working capital for their on-going operations. In view of these factors, Management believes the Company's operating and financial requirements provide the opportunity for the Company to maintain current operations.

NOTE 19 - BUSINESS ACQUISITIONS

During the quarter ended March 31, 1994, the Company purchased all of the outstanding common shares of Industrial & Marine Acoustics, Ltd. [IMA], a corporation chartered in England, for a cash payment of 6,000 British pounds (approximately $9,300). IMA was formerly an independent sales representative of the Company for Great Britain. As of the date of acquisition, IMA had negative net assets of approximately $(133,000), giving rise to the "goodwill" recorded on the company's balance sheet at that time. This "goodwill" is being amortized over 10 years. The balance sheet as of March 31, 1994 for this subsidiary has been consolidated with the rest of the Company, and operations for the months subsequent to March 1994 have been reflected in the consolidated statements of operations. Subsequently, management renamed the British subsidiary Larson-Davis, Ltd. and plans to develop an expanded service and repair center to serve the European Community.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


NOTE 19 - BUSINESS ACQUISITIONS [Continued]

On June 30, 1994, the Company completed the acquisition of substantially all of the intangible assets of Technology Integration Incorporated, a privately-held Massachusetts Corporation ["TII"] as a purchase. The Company acquired TII's rights and obligations to approximately 25 contracts for the installation, maintenance, and support of airport noise monitoring systems. In addition, the Company acquired all rights to the ANOMS Software developed by TII for use in airport noise monitoring systems, a principal competitor of the Company's own proprietary software. The Company also hired 10 former employees of TII who were an integral part of TII's airport noise monitoring business. The Company intended to complete existing contracts with ANOMS and then combine ANOMS and its own proprietary software to produce an enhanced product. However, subsequent to June 30, 1995, the Company discontinued their selling, installation and maintenance of airport noise and operations monitoring systems [See Note 20].

Under the terms of the Acquisition Agreement with TII, as amended, the cost of the acquired assets were $2,508,541. The Company paid $100,000 to reduce TII's obligation to its principal bank, delivered $267,380 in cash to TII at closing, and assumed the obligation of TII with respect to a promissory note (the "Note") in the principal amount of $950,000. Principal payments and the issuance of preferred stock reduced this liability to $300,000 as of June 30, 1995. The Note bears interest at 9% per annum, requires monthly principal and interest payments of $15,845 and is due and payable on or before March, 1997. The note was acquired by the majority shareholder of TII from TII's principal bank and represents the remainder of the obligation of TII to such bank. The company paid this shareholder $20,000 to cover his expenses in connection with the acquisition of the Note and granted the shareholder a warrant to purchase, at a purchase price of $0.001 per share, shares of common stock of the Company having a fair market value equal to 1% of the unpaid principal balance of the Note for each month the Note remained outstanding subsequent to September 30, 1994 (warrants to acquire a total of 16,483 shares were issued and remain outstanding at June 30,
1995). In addition, the Company assumed $471,675 of TII's accounts payable, $28,771 of other payables, $22,424 of accrued liabilities of TII, forgave receivables from TII of $306,177 and issued a note payable of $250,000 to TII bearing interest of 8% that was payable over an 18 month period. This $250,000 liability was eliminated prior to June 30, 1995.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


NOTE 19 - BUSINESS ACQUISITIONS [Continued]

The following are the [Unaudited] Condensed Combined Proforma Statements of Operations that reflect what the presentation would have been if the purchase of the acquired assets of TII and the purchase of IMA had occurred at the beginning of the respective periods and if the operations acquired from TII had not been subsequently discontinued.

                                         Year Ended June 30,
                                       1994              1993
Revenue                           $ 8,178,002	      $ 11,437,316

Income from Operations
  Before Extraordinary Items      $(1,546,500)     $   (785,852)

Net Income                        $(3,616,695)     $   (612,862)

	Earnings Per Share                $     (.66)     $       (.11)


NOTE 20 - SUBSEQUENT EVENTS

The Company entered into a definitive agreement effective August 15, 1995 with Harris Miller Miller & Hanson, Inc. ("HMMH"), an established consulting firm. Under the terms of the agreement, the company has licensed its proprietary Airport Noise and Operations Monitoring Software ("ANOMS") and transferred management and implementation of substantially all of its airport noise monitoring contracts to HMMH (Airports Business). The Company has also agreed to discontinue its operations in this area and not to compete with HMMH in the airport noise and operations monitoring systems industry.

LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

NOTE 20 - SUBSEQUENT EVENTS [Continued]


The Company was paid a one-time fee of $125,000, will receive $150,000 in guaranteed annual royalties for the lessor of a ten-year period or the term of the agreement, and will receive a varying royalty of 2.5% to 4% on the gross revenues of HMMH from the sale, installation, upgrade, and maintenance of airport noise and operations monitoring systems. HMMH also assumed $99,500 of the Company's liabilities related to the A HMMH will use its best efforts to include the Company's hardware in its future proposals for airport noise monitoring systems and the Company will provide such equipment at a 25% discount from its regular pricing structure. HMMH has the right to purchase all of the Company's rights to the ANOMS software at a predetermined price of $3,000,000, $2,200,000, $1,700,000 and $875,000, respectively, on the three, five, seven and ten year anniversaries of the agreement. HMMH has the right to terminate the agreement after an initial three-year period and, at the end of the ten year term, can elect to extend the agreement for an additional five years during which it would be obligated to pay a royalty of 3% on its gross revenues from the airport systems.

Subsequent to June 30, 1995 the Company issued 129,275 shares of common stock upon exercise of common stock purchase options and warrants. Total proceeds amounted to $283,371. The Company also received $1,000,520 proceeds for the sale of 400,208 shares of common stock in a private placement. The Company also issued 27,679 share of common stock for non-cash consideration.

Subsequent to June 30, 1995, the Company entered into an Agreement in Principle wherein it would acquire technology held by Sensar Corporation, a privately-held Utah corporation ("Sensar"), in exchange for the issuance of restricted Common Stock, the payment of cash to redeem certain shares of Sensar, and the assumption or payment of the liabilities of Sensar. Sensar holds rights to patented proprietary technology with respect to a time-of-flight mass spectrometer designed to detect smaller quantities of impurities in gas vapors than is possible with competing instruments with a much quicker analysis time. The acquisition is subject to the completion of a due diligence review of Sensar, the negotiation and execution of definitive agreements and other provisions. There can be no assurance that the transaction contemplated by the Agreement in Principle will be consummated.