Form 10-Q
period 1995-09-30
LARSON DAVIS INC
filed 1995-11-15
CIK 789851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:  September 30, 1995

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

                    Yes [   ]          No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 10, 1995, the Issuer had 8,204,448 shares of its common stock, par value $0.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                    Yes [   ]          No [ X ]


Page 1 of 26 consecutively numbered pages, including exhibits.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Larson Davis Incorporated (the "Registrant") files herewith unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of September 30, 1995 and June 30, 1995 (the Registrant's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months ended September 30, 1995 and 1994, and unaudited condensed consolidated statements of cash flows for the three months ended September 30, 1995 and 1994, together with unaudited condensed notes thereto.
In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented.
The financial statements included in this report on form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on form 10-KSB for the year ended June 30, 1995.

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                        September 30,        June 30,
                                            1995              1995
CURRENT ASSETS
   Cash                                 $   172,251      $    83,334
   Trade accounts receivable, net         2,137,614        2,130,835
   Inventories                            2,528,657        2,152,768
   Other current assets                     120,849          135,348
   Unbilled contract receivables             98,750          200,318

          Total Current Assets            5,058,121        4,702,603

PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation        1,339,887        1,337,574

ASSETS UNDER CAPITAL LEASE
   Net of accumulated amortization          272,232          303,522

NET ASSETS OF DISCONTINUED OPERATIONS     3,170,831        3,135,776

OTHER ASSETS
   Product technology and license
     costs net of amortization            2,041,967        1,975,699
   Goodwill                                 124,493          124,493

                                        $12,007,531      $11,579,667


The accompanying notes are an integral part of these financial statements.


LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,         June 30,
                                            1995               1995
CURRENT LIABILITIES
   Bank overdraft                       $         -      $    40,039
   Short-term notes payable               1,593,867        2,219,187
   Accounts payable                         543,061          886,489
   Accrued liabilities                      437,761          469,003
   Current maturities of long-term debt     206,409          206,409
   Current maturities of capital lease
     obligation                             133,719          133,719

          Total Current Liabilities       2,914,817        3,954,846

LONG-TERM DEBT
   less current maturities                1,145,271          958,251

CAPITAL LEASE OBLIGATIONS
   less current maturities                  217,753          255,080

          Total Liabilities               4,277,841        5,168,177

STOCKHOLDERS' EQUITY
   Preferred Stock                              200              200
   Common stock                               7,097            6,559
   Additional paid-in capital             8,597,241        7,406,114
   Retained earnings                       (873,665)        (997,362)
   Foreign currency translation              (1,183)          (4,021)

          Total Stockholders' Equity      7,729,690        6,411,490

                                        $12,007,531      $11,579,667

The accompanying notes are an integral part of these financial statements.

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the 3 Months Ended
                                          September 30,
                                        1995         1994
SALES, net                           $1,892,248   $1,932,524

COSTS AND OPERATING EXPENSES:
   Costs of sales and operating
     expenses                           685,342      706,496
   Research and development             402,370      343,247
   Selling, general and
     administrative                     565,161      604,020
         Total costs and
         operating expenses           1,652,873    1,653,763

OPERATING INCOME (LOSS)                 239,375      278,761

OTHER INCOME (EXPENSE)                 (100,678)     (93,606)

INCOME BEFORE PROVISION FOR TAXES       138,697      185,155

PROVISION (BENEFIT) FOR
   INCOME TAXES                               -       27,653

NET INCOME (LOSS)                    $  138,697   $  157,502

NET INCOME (LOSS) PER COMMON
   SHARE:                            $     0.02   $     0.03

The accompanying notes are an integral part of these financial statements.


LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the 3 Months Ended
                                                September 30,
                                             1995           1994
CASH FLOWS FROM (TO) OPERATIONS:
Net Income (Loss)                        $   138,697     $  157,502

Adjustments to reconcile net income to
net cash provided by operations:
   Depreciation                               83,861         55,901
   Amortization                               94,808         91,304

Changes in assets and liabilities:
   Accounts receivable                        (6,779)      (370,226)
   Inventories                              (375,889)      (363,270)
   Prepaid expenses and other                 14,499        (62,125)
   Due from related parties                        -          2,896
   Other current receivable                  101,568        (93,693)
   Accounts payable                         (343,428)       137,408
   Accrued liabilities                       (31,242)       (56,405)
   Current deferred taxes                          -         26,853

Total Adjustments                           (462,602)       631,357

Net Cash Provided (Used) by Operations      (323,905)      (473,855)

CASH FLOWS TO INVESTING:
   Foreign currency transactions               2,838         (9,200)
   Net change in assets of discontinued
      operations                             (35,055)             -
   Preferred stock dividends paid            (15,000)             -
   Payments for software development
      cost and technology                   (129,786)      (209,918)
   Purchase of instruments and equipment     (86,174)        (5,212)
   Purchase of capital equipment                   -        (45,739)

Net Cash (Used) in Investing Activities     (263,177)      (270,069)

The accompanying notes are an integral part of these financial statements.

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)


                                            For the 3 Months Ended
                                                September 30,
                                             1995           1994
CASH FLOWS FROM (TO) FINANCING:
   Net borrowings (repayments) under
     short-term debt                        (625,320)       414,017
   Increases (decreases) in capital lease
     obligation                              (37,327)        37,031
   Borrowings (repayments) on long-term
     debt                                    187,020          1,789
   Proceeds from capital stock             1,191,665              -
   Increase (decrease) in deferred taxes           -              -

Net Cash Provided (Used) by Financing        716,038        452,837

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                               128,956       (291,087)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                  43,295        432,261

CASH EQUIVALENT AT END OF PERIOD          $  172,251     $  141,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash paid during the current quarter for:
   Interest                               $  100,678     $   93,628
   Income taxes                           $        -     $        -



The accompanying notes are an integral part of these financial statements


LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the Registrant's June 30, 1995 audited financial statements and the notes thereto. The results of the operations for the periods ended September 30, 1995 may not necessarily be indicative of the operating results for the full year.

Business Presentation. The accompanying consolidated financial statements of Larson Davis Incorporated include the accounts of the Registrant and its wholly-owned subsidiaries Larson Davis Laboratories, Advantage Software, Inc., LD Info, Inc. and Larson Davis Limited (a UK Corporation). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Preferred Stock Dividend.  During the period ended September 30,
1995, the Registrant recognized preferred stock dividends payable on 200,000 shares of issued and outstanding shares in the amount of $15,000. The amount of dividend in arrears was $3,750:

     Retained earnings balance 7/1/95     $(997,362)
     Add:  Net income                       138,697
     Deduct:  Preferred stock dividend      (15,000)
                                          $(873,665)

LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share. The computation of earnings per share of common stock is based on the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for the periods ended September 30, 1995 and 1994, is 6,722,120 and 6,148,469,
respectively.

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

LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

The composition of inventories at September 30, 1995, and June 30, 1995, consists of the following:

                          September 30, 1995     June 30, 1995
     Raw materials            $  719,761          $  669,433
     Work in process             790,710             765,617
     Finished goods            1,018,186             717,718
                              $2,528,657          $2,152,768

NOTE 3 - CONTRACTS IN PROGRESS

The unbilled contract receivable represents amounts of contract revenues accrued and recognized that have not yet been billed to the customer. Billings on the contracts are made according to payment terms and do not necessarily coincide with the "earning" process.

                                September 30, 1995   June 30, 1995
     Total costs incurred
       to date                      $2,416,110        $2,416,110
     Estimated contribution
       to date                         (40,465)          (40,465)
     Revenues recognized
       to date                       2,375,645         2,375,645
     Progress billings
       to date                      (1,789,842)       (1,688,274)
     Reclass net assets;
       discontinued                   (585,803)         (585,803)
     Massport balance                   98,750            98,750
     Unbilled contracts
       receivable                   $   98,750        $  200,318

NOTE 4 - EXPORT SALES

During the quarters ended September 30, 1995 and 1994, the Registrant had export sales totaling approximately $593,289 and $1,435,700, respectively.

PART I
FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SIGNIFICANT FINANCIAL CHANGES - STATEMENT OF INCOME

The statements of income for the comparative periods of September
30, 1995 and 1994, show little change.

Total Revenue

Total revenues for the three months ended September 30, 1995 and 1994, are $1,892,248 and $1,932,524, respectively. The approximately $40,000 decrease represented only a 2% change.
The significant difference is within the mix of sales between foreign and domestic sales. For the three months ended September 30, 1995 and 1994, foreign sales represented 31% and 74%, respectively. The increase in domestic sales has been interpreted by management as a sign of strengthening within the U.S. economy within the acoustics and vibration industry. Core instrumentation sales have grown more dramatically than the change in total revenues indicates due to a reduction in airports business revenues which were approximately $205,000 for the three months ended September 30, 1995, and approximately $825,000 for the same period in 1994. The decrease in foreign sales between the two quarters is also related to the decrease in airport revenues since a large portion of these revenues in the 1994 quarter were foreign sales.

Costs of Sales and Operating Expenses

The Registrant's costs of sales and operating expenses as a percentage of total revenue for the quarters ended September 30, 1995 and 1994, are 36% and 37%, respectively.

Fluctuations in costs of sales and operating expenses are caused by variances in product sales mix from period to period and normal production cycles. The Registrant anticipates that cost of sales and operating expenses will be approximately 40% to 45% over time. The Registrant does not expect a significant change in the cost of sales and operating expenses as a percentage of revenue as a result of the recent acquisition of Sensar Corporation. (See the Registrant's report on form 8-K dated October 27, 1995, for additional information concerning this acquisition.)

Research and Development

As a percentage of total revenues the Registrant's research and development costs for the three month period ended September 30, 1995 and 1994, are 21% and 18%, respectively. The increase is a result of new product development and research and development costs related to the Registrant's CrossCheck technology. It is anticipated that the level of research and development expenses will stabilize at approximately 10% to 15% over time.

Selling, General and Administrative

For the quarters ended September 30, 1995 and 1994, the percentage of selling, general, and administrative expenses to total revenues is 30% and 31%, respectively.

Other Expenses

The significant on-going element in other expenses is interest.
As indicated by the supplemental disclosure included in the statements of cash flow, interest expense for the three month period ended September 30, 1995 and 1994, is $100,678 and $93,606, respectively.

SIGNIFICANT FINANCIAL CHANGES - BALANCE SHEETS

As of September 30, 1995, and June 30, 1995, total assets are
$12,007,531 and $11,579,667, respectively.

Trade Accounts Receivable

Accounts receivable remained approximately the same between June 30, 1995, and September 30, 1995. The $6,779 increase is insignificant as a percentage change and indicated that the Registrant is maintaining adequate collections of its trade accounts receivable. Management feels the level of accounts receivable is within reason and represents an acceptable collection cycle of its trade invoices.

Inventories

As a continuation of its business plan, the Registrant continues to stock finished goods to reduce the delivery lead time for its instrumentation products. The approximately $300,000 increase in finished goods and the approximately $25,000 increase in work in process between June 30, 1995, and September 30, 1995, reflects this commitment.
Short-term Notes Payable

There was a decrease of appropriately $625,000 in the Registrant's short-term notes payable from June 30, 1995, to September 30, 1995. Proceeds from the sale of common stock have been applied in part to reducing short-term debt.

CAPITAL AND LIQUIDITY

At September 30, 1995, the Registrant's working capital ratio was 1.7:1 ($5,058,121 in current assets as compared to $2,914,817 in current liabilities). Approximately $1,594,000 of the current liabilities is represented by the Registrant's revolving line of credit. The limit on this line is $2,100,000 and is adjusted from time to time based on ratios of inventories and accounts receivable levels. This line is reviewed annually and the Registrant anticipates it will continue to remain available to it.

The Registrant entered into an agreement with a third party to license its proprietary Airport Noise and Operations Monitoring Software ("ANOMS") and transfer management and implementation of substantially all of its airport monitoring contract business.
(See the Registrant's report on form 8-K dated June 30, 1995, as amended, for additional information concerning this transaction.) The Registrant was paid a one-time fee, will receive guaranteed annual royalties, and will be paid a varying royalty based on the gross sales by the third party within the airports noise monitoring industry. Cash payments received from this agreement will have little or no corresponding expenditures. As a result, the royalty payments will improve the Registrant's cash flow situation.
Because a portion of the payment is based on a royalty from revenues, the Registrant has elected to use the "Cost Recovery" method to recognize revenues and amortize costs. This means that there will be a dollar for dollar matching of amounts received against the $3,170,831 in net assets of discontinued operations until all of this amount is expensed; only after this will the Registrant realize any gain from this agreement.

The Registrant received net proceeds of approximately $1,200,000 from the sale of common stock during the three months ended September 30, 1995. The Registrant has relied in the past on capital infusion to sustain its operations. It is anticipated that there will be further sales of common stock during this fiscal year to provide capital and liquidity. Proceeds from these anticipated sales will be used to supplement operating cash, fund research and development efforts, and to acquire companies with technologies and/or product lines compatible with the Registrant's growth plan.

The Registrant considers its current liquidity position to be favorable and anticipates sufficient cash from operations, available short-term borrowing capabilities, and projected capital funding to sustain normal operations.

SUBSEQUENT EVENT

The Registrant entered in to an agreement to acquire Sensar Corporation, a privately-held Utah corporation, in exchange for issuance of restricted common stock, the payment of cash to redeem certain shares of Sensar Corporation, and the assumption or payment of the liabilities of Sensar Corporation. (See the Registrant's report on form 8-K dated October 27, 1995, for additional information concerning this acquisition).

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are includes with this report on form 10-QSB for the quarter ended September 30, 1995.

Exhibit        SEC
  No.     Reference No.   Description                    Location

   1           (10)       Semiconductor Industry TOF     This Filing
                          Marketing Agreement between
                          Sensar Corporation
                          (subsidiary of Larson Davis
                          Incorporated) and SAES
                          Getters S.p.A.

Reports on Form 8-K

The Registrant did not file any reports on form 8-K during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Larson Davis Incorporated


Dated: November 13, 1995              By     /s/ Dan J. Johnson
                                        Dan J. Johnson
                                        (Duly Authorized Officer
                                        and Principal Financial
                                        and Accounting Officer)