Form 10-Q
period 1995-12-31
LARSON DAVIS INC
filed 1996-02-20
CIK 789851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1995
OR
[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to _______
         Commission File Number  1-10013

Larson Davis Incorporated
(Exact name of small business issuer as specified in charter)

            Nevada                             87-0429944
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

1681 West 820 North, Provo, Utah                       84601
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

Yes              No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 13, 1996, the Issuer had 8,234,361 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes              No   X

Page 1 of  16 consecutively numbered pages.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Larson Davis Incorporated (the "Registrant") files herewith unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of December 31, 1995 and June 30, 1995 (the Registrant's most recent fiscal year), unaudited condensed consolidated statements of operations for the three and six month periods ended December 31, 1995 and 1994, and unaudited condensed consolidated statements of cash flows for the six months ended December 31, 1995 and 1994, together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on form 10-KSB for the year ended June 30, 1995.

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                        December 31,    June 30,
                                           1995           1995
CURRENT ASSETS:
  Cash                                  $   329,244     $    83,334
  Trade accounts receivable, net          2,500,513       2,130,835
  Inventories                             2,938,279       2,152,768
  Loans to officers                          81,000               -
  Other current assets                       57,905         135,348
  Unbilled contract receivables              98,750         200,318

     Total Current Assets                 6,005,691       4,702,603

PROPERTY, PLANT AND EQUIPMENT
  Net of accumulated depreciation         1,516,433       1,337,574

ASSETS UNDER CAPITAL LEASE
  Net of accumulated amortization           243,942         303,522

NET ASSETS OF DISCONTINUED OPERATIONS     3,173,662       3,135,776

OTHER ASSETS:
  Product technology and license costs
    net of amortization                   4,245,552       1,975,699
  Goodwill                                  117,378         124,493

                                        $15,302,658     $11,579,667

[FN]
The accompanying notes are an integral part of these financial statements

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                        December 31,    June 30,
                                           1995           1995
CURRENT LIABILITIES:
  Bank overdraft                        $         -     $    40,039
  Short-term notes payable                1,821,324       2,219,187
  Accounts payable                          621,301         886,489
  Accrued liabilities                       393,059         469,003
  Current maturities of long-term debt      206,409         206,409
  Current maturities of capital lease
    obligation                              131,306         133,719

     Total Current Liabilities            3,173,399        3,954,846

LONG-TERM DEBT
  Less current maturities                 1,422,400          958,251

CAPITAL LEASE OBLIGATIONS
  Less current maturities                   181,032          255,080

     Total Liabilities                    4,776,831        5,168,177

STOCKHOLDERS' EQUITY:
  Preferred stock                               200              200
  Common stock                                8,027            6,559
  Additional paid-in capital             11,315,259        7,406,114
  Retained earnings                        (803,680)        (997,362)
  Foreign currency translation                6,021           (4,021)

     Total Stockholders' Equity          10,525,827        6,411,490

                                        $15,302,658      $11,579,667

[FN]
The accompanying notes are an integral part of these financial statements

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the 3 Months Ended  For the 6 Months Ended
                           December 31,             December 31,
                       1995        1994        1995        1994
SALES, net             $2,260,025  $2,194,242  $4,152,273  $4,126,766

COSTS AND OPERATING
  EXPENSES:
  Costs of sales and
    operating expenses    829,074     946,508   1,514,417   1,653,004
  Research and
    development           431,037     410,541     833,407     753,788
  Selling, general and
    administrative        837,954     658,351   1,403,115   1,262,371

     Total costs and
       operating
       expenses         2,098,065   2,015,400   3,750,939   3,669,163

OPERATING INCOME (LOSS)   161,960     178,842     401,334     457,603

OTHER INCOME (EXPENSE)    (80,724)    (70,449)   (181,402)   (164,055)

INCOME BEFORE PROVISION
  FOR TAXES                81,236     108,393     219,932     293,548

PROVISION (BENEFIT)
  FOR INCOME TAXES              -     (25,894)          -       1,759

NET INCOME (LOSS)      $   81,236  $  134,287  $  219,932  $  291,789

NET INCOME (LOSS)
  PER COMMON SHARE:
  Weighted average
  for outstanding
  shares of 7,576,427
  and 6,065,017 at
  December 31, 1995,
  and 1994,
  respectively         $     0.01  $     0.02  $     0.03  $     0.05

[FN]
The accompanying notes are an integral part of these financial statements.

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the 6 Months Ended
                                             December 31,
                                         1995            1994
CASH FLOWS FROM (TO) OPERATIONS:
  Net Income (Loss)                      $   219,932     $   291,789

Adjustments to reconcile net income
to net cash provided by operations:
  Depreciation                               242,461         134,198
  Amortization                               368,575         219,123

Changes in assets and liabilities:
  Accounts receivable                       (369,678)       (939,047)
  Inventories                               (785,511)       (287,612)
  Prepaid expenses and other                  77,443         (87,894)
  Due from related parties                   (81,000)         29,817
  Other current receivable                   101,568         342,738
  Reserve for estimated loss                       -         250,000
  Accounts payable                          (265,188)       (271,704)
  Accrued liabilities                        (75,944)        (98,822)
  Current deferred taxes                           -         (60,326)

     Total Adjustments                      (787,274)       (769,529)

Net Cash Provided (Used by Operations       (567,342)       (477,740)

CASH FLOWS TO INVESTING:
  Foreign currency transactions               10,042           4,663
  Net change in assets of discontinued
    operations                              (282,650)              -
  Preferred stock dividends paid             (26,250)              -
  Payments for software development
    costs and technology                  (2,386,548)       (573,108)
  Purchase of instruments and
    equipment                               (361,741)       (189,828)

Net Cash (Used) in Investing Activities   (3,047,147)       (758,273)

(continued)

[FN]
The accompanying notes are an integral part of these financial statements

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the 3 Months Ended
                                             December 31,
                                         1995            1994
CASH FLOWS FROM (TO) FINANCING:
  Net borrowings (repayments) under
    short-term debt                      $  (397,863)    $   358,379
  Increases (decreases) in capital
    lease obligation                         (76,461)        188,594
  Borrowings (repayments) on long-
    term debt                                464,149        (155,173)
  Proceeds from capital stock              3,910,613         401,580
  Increase (decrease) in deferred taxes            -          24,488

Net Cash Provided (Used) by Financing      3,900,438         817,868

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           285,949        (418,145)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         43,295         432,261

CASH EQUIVALENT AT END OF PERIOD         $   329,244     $    14,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the current quarter for:

  Interest                               $   162,388         163,994
  Income taxes                           $         -     $         -

[FN]
The accompanying notes are an integral part of these financial statements

LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at December 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the Registrant's June 30, 1995 audited financial statements and the notes thereto. The results of the operations for the periods ended December 31, 1995 may not necessarily be indicative of the operating results for the full year.

Business Presentation. The accompanying consolidated financial statements of Larson Davis Incorporated include the accounts of the Registrant and its wholly-owned subsidiaries Larson Davis Laboratories, Advantage Software, Inc., LD Info, Inc., Sensar Corporation, and Larson Davis Limited (a UK Corporation). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Preferred Stock Dividend. During the period ended December 31, 1995, the Registrant recognized preferred stock dividends payable on 200,000 shares of issued and outstanding shares in the amount of $11,250 for the three months and $26,250 for the six months ended December 31, 1995:

LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Retained earnings balance 7/1/95     $ (997,362)
     Add: Net income                         219,932
     Deduct: Preferred stock dividend        (26,250)
                                            (803,680)

Earnings Per Share. The computation of earnings per share of common stock is based on the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for the periods ended
December 31, 1995 and 1994, is 7,576,427 and 6,065,017,
respectively.

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

LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Cash and Cash Equivalents. For purpose of the statement of cash flows, the Registrant considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 2 - INVENTORIES

The composition of inventories at December 31, 1995, and June 30,
1995, consists of the following:

                        December 31, 1995       June 30, 1995
     Raw materials      $ 1,429,894             $   669,433
     Work in process        747,066                 765,617
     Finished goods         761,319                 717,718
                        $ 2,938,279             $ 2,152,768

NOTE 3 - CONTRACTS IN PROGRESS

The unbilled contract receivable represents amounts of contract revenues accrued and recognized that have not yet been billed to the customer. Billings on the contracts are made according to payment terms and do not necessarily coincide with the "earning" process.

                        December 31, 1995       June 30, 1995

Total costs incurred
  to date               $ 2,416,110             $ 2,416,110
Estimated contribution
  to date                   (40,465)                (40,465)
Revenues recognized
  to date                 2,375,645               2,375,645
Progress billings
  to date                (1,789,842)             (1,688,274)
Reclass net assets;
  discontinued             (585,803)               (585,803)
Massport balance             98,750                  98,750
Unbilled contracts
  receivable            $    98,750             $   200,318


NOTE 4 - EXPORT SALES

During the six month periods ended December 31, 1995, and 1994, the Registrant had export sales totaling approximately $1,512,000 and $2,087,000, respectively.

PART I

FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RECENT DEVELOPMENTS

It was announced on February 13, 1996 that CrossCheck, the patented chemical sensor currently in development by the Registrant, will be field-tested for electrical utility transformer and circuit breaker monitoring. There exists a significant cost and safety problem in this industry which has gone unsolved in the past due to the absence of cost effective technology. Transformer and breaker failures account for a large portion of electrical interruption along with, at times, catastrophic property loss and negative environmental impact. The CrossCheck technology, along with real-time integrated monitoring capabilities, has been identified as a potential solution. The Registrant will seek to link its sensor technology with proven real-time monitoring capability to develop a proactive system which can be economically retrofitted to existing transformers and breakers.

As discussed in the Registrant's report on form 8-K dated
October 27, 1995, as amended, the Registrant completed the acquisition of Sensar Corporation ("Sensar") as a wholly-owned subsidiary. Sensar holds manufacturing and distribution rights to patented technology developed at Brigham Young University related to time-of-flight mass spectrometers. The Registrant has entered into agreements with Dr. Milton L. Lee and Dr.
Edgar D. Lee, who were involved in the development of the technology, to provide ongoing services to the Registrant in the development of the technology. Subsequent to closing, Sensar entered into an agreement with SAES Getters S.p.A., a major distributor of scientific instrumentation ("SAES") granting SAES the exclusive right to market the mass spectrometer into the semiconductor industry. The Registrant is currently establishing its manufacturing capabilities and anticipates delivering its initial two mass spectrometers under this agreement during the March 31, 1996, quarter.

SIGNIFICANT FINANCIAL CHANGES - STATEMENT OF INCOME

Total Revenue

Total revenues for the three months ended December 31, 1995 and 1994, are $2,260,025 and $2,194,242, respectively. Revenues for the six months ended December 31, 1995 and 1994, are $4,152,273 and $4,126,766, respectively. Although comparative year-to-date revenues are flat, a significant difference exists within the sales mix between foreign and domestic sales. For the six months ended December 31, 1995 and 1994, foreign sales represented 36% and 50%, respectively. The increase in domestic sales has been interpreted by management as a sign of strengthening within the U.S. acoustics and vibration industry, matched by a decrease in foreign demand.

Costs of Sales and Operating Expenses

The Registrant's costs of sales and operating expenses as a percentage of total revenue for the six months periods ended December 31, 1995 and 1994, are 36% and 40%, respectively. A portion of this difference is due to the level of foreign sales as compared to domestic sales. The Registrant provides a discount to its foreign sales representatives which is reflected in net revenues and results in a corresponding increase in cost of goods sold as a percentage of revenue. During the six months periods ended December 31, 1995 and 1994, the Registrant had export sales totaling approximately $1,512,000 and $2,087,000, respectively.

Fluctuations in costs of sales and operating expenses are also caused by variances in product sales mix from period to period and normal production cycles. The Registrant anticipates that cost of sales and operating expenses will be approximately 40% to 45% over time. The Registrant does not expect a significant change in the cost of sales and operating expenses as a percentage of revenue as a result of the recent acquisition of Sensar Corporation. (See the Registrant's report on form 8-K dated October 27, 1995, for additional information concerning this acquisition.)

Research and Development

As a percentage of total revenues the Registrant's research and development costs for the six months periods ended December 31, 1995 and 1994, are 20% and 18%, respectively. The increase is a result of new product development and research and development costs related to the Registrant's CrossCheck and Sensar technologies.

Selling, General and Administrative

For the six month periods ended December 31, 1995 and 1994, the percentage of selling, general, and administrative expenses to total revenues is 34% and 31%, respectively. The general and administrative costs increased somewhat as a result of the acquisition of Sensar, but is generally comparable to previous accounting periods.

Other Expenses

The significant on-going element in other expenses is interest; which was $193,862 and $163,994 for the six months periods ended December 31 1995 and 1994, respectively. As of December 31, 1995 and 1994 the Registrant's long-term debt (net of current maturities) was $1,422,400 and $757,327, respectively. The interest expense for this increased long-term debt balance accounts for a major portion of the difference.

SIGNIFICANT FINANCIAL CHANGES - BALANCE SHEETS

As of December 31 and June 30, 1995, total assets are $15,302,658 and $11,539,667, respectively. On October 27, 1995, the Registrant acquired 100% of the outstanding stock of Sensar. The consolidated financial statements presented herein are affected by the assets and liabilities assumed by the Registrant. Significant changes can be seen in inventories; property, plant and equipment; product technology and license costs; long-term debt; common stock; and additional paid-in capital.

Trade Accounts Receivable

At December 31, 1995 there existed an anomaly within trade accounts receivable. A single customer accounted for almost 15% of the total outstanding receivable balance (approximately $360,000). Subsequent to the financial statement date the Registrant has collected more than 60% of the balance due (approximately $220,000). The Registrant is maintaining adequate collections of its trade accounts receivable. Management feels the level of accounts receivable is within reason and represents an acceptable collection cycle of its trade invoices.

Inventories

The approximate $786,000 increase in inventories at December 31, 1995 as compared to June 30, 1995 is primarily attributed to the addition of Sensar's [purchase part inventory]. The Registrant utilizes computerized inventory and manufacturing systems to manage its inventory levels. These systems are being implemented at Sensar to insure adequate controls. The Registrant believes current inventory levels are adequate to meet manufacturing demands.

Property, plant and equipment

As part of the acquisition of Sensar along with normal business cycle additions, the Registrant's property, plant and equipment increased by approximately $360,000. This primarily represents the net value of equipment and furnishings owned by Sensar.

Product technology and license costs

Under the purchase method of account for business combination, the Registrant recognized more than $2,100,000 in acquired technology as a result of the Sensar transaction. This added technology relates in part to patented technology associated to Sensar's TOF (time-of-flight) mass spectrometer instrumentation and related accessories.

Short-term Notes Payable

There was a decrease of appropriately $400,000 in the Registrant's short-term notes payable from June 30, 1995, to December 31, 1995. Proceeds from the sale of common stock have been applied in part to reducing short-term debt.

Long-term debt

The Registrant assumed the responsibility for a loan with a commercial bank in the amount of $535,000 in conjunction with the Sensar transaction.

Common Stock & Additional Paid-In Capital

As part of the purchase, shareholders of Sensar were issued approximately 618,000 shares of common stock in exchange for outstanding Sensar stock.

CAPITAL AND LIQUIDITY

At December 31, 1995, the Registrant's working capital ratio was 1.9:1 ($6,005,691 in current assets as compared to $3,173,399 in current liabilities). Approximately $1,600,000 of the current liabilities is represented by the Registrant's revolving line of credit. The limit on this line is $2,100,000 and is adjusted from time to time based on ratios of inventories and accounts receivable levels. The commercial bank which currently extends this line of credit has indicated recent changes in its overall banking policy regarding foreign accounts receivable. This will require the Registrant to establish a new relationship for its asset-based line of credit. The commercial bank is assisting the Registrant in finding alternative lenders, and the Registrant is currently seeking and reviewing proposals. It is anticipated this line will remain available and that a satisfactory lender will be found.

The Registrant entered into an agreement with a third party to license its proprietary Airport Noise and Operations Monitoring Software ("ANOMS") and transfer management and implementation of substantially all of its airport monitoring contract business. (See the Registrant's report on form 8-K dated June 30, 1995, as amended, for additional information concerning this transaction.) Cash payments received from this agreement have little or no corresponding cash expenditures. As a result, the royalty payments improve the Registrant's cash flow situation. Because a portion of the payment is based on a royalty from revenues, the Registrant has elected to use the "Cost Recovery" method to recognize revenues and amortize costs. For the six months period ended December 31, 1995 the Registrant has posted approximately $245,000 in royalty revenues.

The Registrant received net proceeds of approximately $2,800,000 from the sale of common stock during the six months ended December 31, 1995. The Registrant has relied in the past on capital infusion to sustain its operations. It is anticipated that there will be further sales of common stock during this fiscal year to provide capital and liquidity. Proceeds from these anticipated sales will be used to supplement operating cash, fund research and development efforts, and to acquire companies with technologies and/or product lines compatible with the Registrant's growth plan.

The Registrant considers its current liquidity position to be favorable and anticipates sufficient cash from operations, available short-term borrowing capabilities, and projected capital funding to sustain normal operations.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There are no exhibits required to be filed with this report on Form 10-QSB for the quarter ended December 31, 1995.

Reports on Form 8-K

The Registrant filed a report on form 8-K dated October 27, 1995, as amended, describing the acquisition of Sensar Corporation. On January 23, 1996, the Registrant filed a report on form 8-K announcing the appointment of its new auditors for the current year, Grant Thornton LLP.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Larson Davis Incorporated


Dated: February 20, 1996           By     /s/ Dan J. Johnson
                                     Dan J. Johnson
                                    (Duly Authorized Officer and
                                     Principal Financial and
                                     Accounting Officer)