Form 10QSB
LARSON DAVIS INC
filed 1996-05-20
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[  X  ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                                --------------


                                       OR

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                       Commission File Number   1-10013


                    Larson-Davis Incorporated

     (Exact name of small business issuer as specified in charter)


                 Nevada                           87-0429944
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)

          1681 West 820 North
              Provo, Utah                           84601
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

                            Yes    X       No
                               --------         -------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                            Yes            No
                               --------         -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 7, the Issuer had 8,244,301 shares of its common stock, par value $0.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):
                           Yes            No       X
                               --------        ---------


                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS


     LarsonoDavis Incorporated (the "Registrant") files herewith unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of March 31, 1996 and June 30, 1995 (the Registrant's most recent fiscal year), unaudited condensed consolidated statements of operations for the three and nine months periods ended March 31, 1996 and 1995, and unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on form 10-KSB for the year ended June 30, 1995.

                                  LARSON-DAVIS INCORPORATED


                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                             March 31,        June 30,
                                                1996            1995

 CURRENT ASSETS:
     Cash                                     $    71,989     $    83,334

     Trade accounts receivable, net             2,877,376       2,130,835

     Inventories                                3,125,407       2,152,768

     Other current assets                         151,626         135,348

     Due from related parties                      81,000               -

     Unbilled contract receivables                 59,250         200,318


               Total Current Assets             6,366,648       4,702,603

 PROPERTY, PLANT AND EQUIPMENT
     net of accumulated depreciation            1,410,272       1,337,574

 ASSETS UNDER CAPITAL LEASE
     net of accumulated amortization              402,696         303,522

 ASSETS HELD FOR SALE (net)                     3,044,497       3,135,776

 OTHER ASSETS:
     Product technology and license
     costs net of amortization                  4,656,729       1,975,699

     Goodwill                                     113,822         124,493


                                              $15,994,664     $11,579,667

The accompanying notes are an integral part of these financial statements

                           LARSON-DAVIS INCORPORATED
                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           March 31,         June 30,
                                              1996             1995

 CURRENT LIABILITIES:
     Bank overdreaft                          $      -        $   40,039

     Short-term notes payable                1,910,604         2,219,187

     Accounts payable                          913,022           886,489

     Accrued liabilities                       610,679           469,003

     Current maturities of long-term
      debt                                     206,408           206,409

     Current maturities of capital
      lease obligation                         131,009           133,719


      Total Current Liabilities              3,771,722         3,954,846

 LONG-TERM DEBT
     less current maturities                 1,391,155           958,251

 CAPITAL LEASE OBLIGATIONS
     less current maturities                   371,091           255,080


               Total Liabilities             5,533,968         5,168,177


 STOCKHOLDERS' EQUITY:
     Preferred stock                               200               200

     Common stock
                                                 8,177             6,559

     Additional paid-in capital             11,645,891         7,406,114

     Retained earnings                      (1,197,269)         (997,362)

     Foreign currency translation                3,697            (4,021)


          Total Stockholders' Equity        10,460,696         6,411,490


                                           $15,994,664       $11,579,667

The accompanying notes are an integral part of these financial statements

                         LARSON-DAVIS INCORPORATED


     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the 3 Months    For the 9 Months
                                                    Ended               Ended
                                                   March 31,           March 31,
                                                1996      1995       1996      1995

 SALES, net                                 $2,317,430 $1,524,549 $6,469,703  $4,295,456


 COSTS AND OPERATING EXPENSES:
     Costs of sales and operating expenses   1,211,960    608,007  2,726,377   1,713,076

     Research and development                  583,878    165,814  1,417,285     467,186

     Selling, general and administrative       794,975    573,187  2,198,090   1,614,969


         Total costs and operating expenses  2,590,813  1,347,008  6,341,752   3,795,231


 INCOME (LOSS) FROM CONTINUING OPERATIONS     (273,383)   177,541    127,951     500,225


 OTHER INCOME (EXPENSE)                       (117,465)   (70,260) (298,867)    (197,961)


 INCOME FROM CONTINUING OPERATIONS
 BEFORE TAXES AND DISCONTINUED OPERATION      (390,848)   107,281  (170,916)     302,264


 PROVISION (BENEFIT) FOR INCOME TAXES                                              1,759


 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE DISCONTINUED OPERATIONS    (390,848)   107,281  (170,916)     300,505

 INCOME (LOSS) FROM OPERATION OF
     DISCONTINUED OPERATION                               (56,753)                41,811


NET INCOME (LOSS)                            $(390,848)   $50,528 $(170,916)    $342,316


NET INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operation     $ (0.05)    $ 0.02   $ (0.02)      $ 0.05
   Income (loss) from discontinued operation   $     -     $(0.01)  $     -       $ 0.01

                                               $ (0.05)    $ 0.01   $ (0.02)      $ 0.

The accompanying notes are an integral part of these financial statements



                                 LARSON-DAVIS INCORPORATED

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

                                      OF CASH FLOWS


                                                      For the 9 Months Ended
                                                              March 31,
                                                        1996          1995


CASH FLOWS FROM (TO) OPERATIONS:
Net Income (Loss)                                   $ (170,916)  $   342,316

Adjustments to reconcile net income to net cash
provided by operations:
    Depreciation                                       361,155       216,941
    Amortization                                       552,681       338,197

Changes in assets and liabilities:

    Accounts receivable                               (746,541)   (1,225,747)

    Inventories                                       (972,639)     (298,121)

    Prepaid expenses and other                         (16,278)     (181,639)

    Due from related parties                           (81,000)       29,817

    Other current receivable                           141,068       405,022

    Accounts payable                                    26,533       486,681

    Accrued liabilities                                141,676      (101,386)

Total Adjustments                                     (593,345)     (330,235)


Net Cash Provided (Used) by Operations                (764,261)       12,081


CASH FLOWS TO INVESTING:

    Foreign currency transactions                        7,718

    Net change in assets held for sale                (225,986)

    Preferred stock                                    (37,500)

    Payments for software development cost &
    technology                                      (2,905,777)     (923,506)

    Purchase of instruments and equipment             (533,027)     (259,815)

Net Cash (Used) in Investing Activities             (3,694,572)   (1,183,321)

CASH FLOWS FROM (TO) FINANCING

    Net borrowings (repayments) under
    short-term debt                                   (308,583)      380,364

    Increases (decreases) in capital
    lease obligation                                   116,011       159,371

    Borrowings (repayments) on
    long-term debt                                     432,903      (247,115)

    Foreign currency translation                         5,801       (27,214)

    Proceeds from capital stock                      4,241,395       566,363

Net Cash Provided (Used) by Financing                4,487,527       831,769


NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             28,694      (339,471)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        43,295       432,261


CASH EQUIVALENT AT END OF PERIOD                       $71,989      $ 92,790


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the current quarter for:
     Interest                                        $ 308,258     $ 271,316
     Income taxes                                    $       -     $       -

The accompanying notes are an integral part of these financial statements


                           LARSON-DAVIS INCORPORATED


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 1996 and for all periods presented have been made.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Registrant's June 30, 1995 audited financial statements and the notes thereto. The results of the operations for the periods ended March 31, 1996 may not necessarily be indicative of the operating results for the full year.

     Business Presentation. The accompanying consolidated financial statements of LarsonoDavis Incorporated include the accounts of the Registrant and its wholly-owned subsidiaries LarsonoDavis Laboratories, Advantage Software, Inc., LD Info, Inc., Sensar Corporation, and LarsonoDavis Limited (a UK Corporation). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

     Preferred Stock Dividend. During the period ended March 31, 1996, the Registrant recognized preferred stock dividends payable on 200,000 shares of issued and outstanding preferred stock in the amount of $11,250 for the three months and $37,500 for the nine months ended March 31, 1996:

               Retained earnings balance 7/1/95   $  (997,362)
               Net loss                              (170,916)
               Preferred stock dividend               (37,500)
               Foreign currency translation             8,509
                                                --------------
                                                  $(1,197,269)
                                                --------------


     Earnings Per Share. The computation of earnings per share of common stock is based on the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for the periods ended March 31, 1996 and 1995, is 7,576,427 and 6,065,017 respectively.

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

NOTE 2 - INVENTORIES

     The composition of inventories at March 31, 1996, and June 30, 1995, consists of the following:

                  March 31, 1996    June 30, 1995


Raw materials       $1,163,958          $669,433
Work in process        876,661           765,617
Finished goods       1,084,788           717,718
                  -------------       ----------

                    $3,125,407        $2,152,768
                  -------------    -------------


NOTE 3 - EXPORT SALES

     During the nine months periods ended March 31, 1996 and 1995, the Registrant had export sales totaling approximately $1,809,200 and $1,435,700 respectively.


NOTE 4 - RELATED PARTY

     During the quarter ended March 31, 1996 the Registrant loaned an aggregate of $81,000 to two of its officers and directors. The notes are payable on demand and bear interest at 8%, payable quarterly

     During the quarter ended March 31, 1996, three executive officers entered into individual Executive Employment Agreements with the Registrant. Terms of the five year agreements provide for exclusivity of service, nondisclosure, compensation, benefits, and termination rights.

NOTE 5 - DISCONTINUED OPERATION

     The Registrant entered into a definitive agreement, effective August 15, 1995, to license proprietary technology, and transfer management and implementation of its airport noise monitoring contracts to an established airport consulting firm. As part of this agreement the Registrant has discontinued its operations in this area and will not compete in the industry. In return, the consulting firm will use its best efforts to utilize the Registrant's instrumentation in any future airport noise monitoring system installed.

     Operations in the airport monitoring industry for the nine months ended March 31, 1995 are included as Discontinued Operations in the financial statements of the Registrant.

                                     PART I
                             FINANCIAL INFORMATION


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


PRODUCT DEVELOPMENT EFFORT

     Management has begun to commit funds on a planned basis for the development of new products specifically directed to the CrossCheck and Sensar technologies. These expenditures are in the nature of product design and prototyping, analytical evaluation of resulting data and equipment, product refinement, manufacturing engineering, production tooling and design, and marketing efforts. This development commitment is reflected throughout the financial statement and is not isolated to a single classification. As a way to separate the operational portion of the Registrant's Statements of Operations from expenditures for the planned development, Management presents the following unaudited proforma for the nine month period ended March 31, 1996:

          SALES, net                                   $ 6,469,703
                                                       -----------


          COST AND OPERATING EXPENSES:
               Cost of sales and operating expenses      2,717,275
               Research and development                    792,539
               Selling, general and administrative       2,198,090
                                                       -----------

             Total costs and operating expenses          5,707,904
                                                       -----------


          OPERATING INCOME                                 761,799

          OTHER INCOME (EXPENSE)                          (298,867)
                                                       --------------


          INCOME BEFORE PLANNED DEVELOPMENT                462,932

          PLANNED DEVELOPMENT                             (633,848)
                                                       --------------


          NET INCOME (LOSS)                            $  (170,916)
                                                       --------------



     Funding for the planned development has been provided through private placements of the Registrant's securities which were negotiated for the express purpose of applying a portion of the proceeds to this development. The Registrant has received approximately $3,100,000 in cash proceeds from the sale of capital stock during the nine month period. The Registrant anticipates there will be further sales of common stock to supplement its planned development and provide additional liquidity.

SIGNIFICANT FINANCIAL CHANGES - STATEMENT OF INCOME

     Total Revenue

     Total revenues from continuing operation for the three months ended March 31, 1996 and 1995, are $2,317,430 and $1,524,549, respectively. Revenues from continuing operation for the nine months ended March 31, 1996 and 1995, are $6,469,703 and $4,702,603, respectively. The increase in revenues is an indication of management's assessment that the acoustics and vibration market is beginning to return to its pre-1992 levels. The Registrant experienced a decline in sales in fiscal years 1993 and 1994. This was related in part to a general global recession. The Registrant was able to maintain its established market share in the then shrinking market. In the fiscal year ended June 30, 1995, instrumentation sales increased by 27%. For the nine months ended March 31, 1996, sales have increased by 50% over the same period in 1995. Management expects the strengthening of its established instrumentation market to continue.

     Costs of Sales and Operating Expenses

     The Registrant's costs of sales and operating expenses as a percentage of total revenue for the nine month periods ended March 31, 1996 and 1994, are 42% and 40%, respectively.

     Fluctuations in costs of sales and operating expenses are caused in part by variances in product sales mix from period to period and normal production cycles. The Registrant anticipates that costs of sales and operating expenses will continue to be approximately 40% to 45% over time. The Registrant does not expect a significant change in the costs of sales and operating expenses as a percentage of revenue as a result of the recent acquisition of Sensar Corporation. (See the Registrant's report on form 8-K dated October 27, 1995, for additional information concerning this acquisition.)

     Research and Development

     As a percentage of total revenues the Registrant's research and development costs for the nine month periods ended March 31, 1996 and 1995, are 22% and 11%, respectively. The increase is a result of new product development and research and development costs related to the Registrant's CrossCheck and Sensar technologies.

 .    Selling, General and Administrative

     For the nine month periods ended March 31, 1996 and 1995, the percentage of selling, general, and administrative expenses to total revenues is 34% and 37%, respectively. This is consistent with historic levels experienced by the Registrant for previous fiscal year ends.


SIGNIFICANT FINANCIAL CHANGES - BALANCE SHEETS

     As of March 31, 1996 and June 30, 1995, total assets are $15,994,664 and $11,539,667, respectively. On October 27, 1995, the Registrant acquired 100% of the outstanding stock of a private Utah corporation; Sensar Corporation ("Sensar"). The consolidated financial statements presented herein are affected by the assets and liabilities assumed by the Registrant. Significant changes can be seen in inventories; property, plant and equipment; product technology and license costs; long-term debt; common stock; and additional paid-in capital.

     Trade Accounts Receivable

     At March 31, 1996 and June 30, 1995 trade accounts receivable are $2,877,376 and $2,130,835, respectively. The Registrant is maintaining adequate collections of its trade accounts receivable. Management feels the level of accounts receivable is within reason and represents an acceptable collection cycle of its trade invoices.

     Inventories

     The approximate $973,000 increase in inventories at March 31, 1996 as compared to June 30, 1995 is in part attributed to the addition of Sensar's purchase part inventory. Also, the Registrant's level of finished goods at March 31, 1996 was high due to timing differences between product completion and final shipment. The Registrant utilizes computerized inventory and manufacturing systems to manage its inventory levels. These systems are being implemented at Sensar to insure adequate controls. The Registrant believes current inventory levels are adequate to meet manufacturing demands.

     Product technology and license costs

     Under the purchase method of accounting for business combinations, the Registrant recorded more than $2,100,000 in acquired technology as a result of the Sensar transaction. This added technology is related, in part, to patented technology associated to Sensar's TOF (time-of-flight) mass spectrometer instrumentation and related accessories

     Short-term Notes Payable

     There was a decrease of appropriately $300,000 in the Registrant's short-term notes payable from June 30, 1995, to March 31, 1996. Proceeds from the sale of common stock have been applied in part to reducing short-term debt.

     Long-term debt

     The Registrant assumed the responsibility for a loan with a commercial bank in the amount of $535,000 in conjunction with the Sensar transaction. This accounts for the increase in long-term debt (netted with reductions made as part of the Registrant's normal business operations).

     Common stock & Additional paid-in capital

     As part of the purchase, shareholders of Sensar were issued approximately 618,000 shares of common stock in exchange for outstanding Sensar stock. Also, the Registrant has issued common stock as a result of private placements of approximately 1,000,000 shares.

CAPITAL AND LIQUIDITY

     At March 31, 1996, the Registrant's working capital ratio was 1.7:1 ($6,366,648 in current assets as compared to $3,771,722 in current liabilities). Approximately $1,600,000 of the current liabilities is represented by the Registrant's revolving line of credit. The limit on this line is $2,100,000 and is adjusted from time to time based on ratios of inventories and accounts receivable levels. The commercial bank which currently extends this line of credit has indicated that recent changes have been implemented in its overall banking policy regarding financing foreign accounts receivable. This will require the Registrant to establish a new relationship for its asset-based line of credit. The commercial bank is assisting Registrant in finding alternative lenders, and the Registrant is currently seeking and reviewing proposals. It is anticipated that a satisfactory lender will be found and a line of credit will continue to be available to Registrant.

     The Registrant entered into an agreement with a third party to license its proprietary Airport Noise and Operations Monitoring Software ("ANOMS") and transfer management and implementation of substantially all of its airport monitoring contract business. (See the Registrant's report on form 8-K dated June 30, 1995, as amended, for additional information concerning this transaction.) Cash payments received from this agreement have little or no corresponding cash expenditures. As a result, the royalty payments improve the Registrant's cash flow situation. Because a portion of the payment is based on a royalty from revenues, the Registrant has elected to use the "Cost Recovery" method to recognize revenues and amortize costs. For the nine months periods ended March 31, 1996 the Registrant has posted approximately $317,000 in royalty revenues.

     The Registrant received net proceeds of approximately $3,100,000 from the sale of common stock during the nine months ended March 31, 1996. The Registrant has relied in the past on capital infusion to sustain its operations.

     Subsequent to March 31, 1996, the Registrant has received an additional approximate $2,700,000 from the sale of common stock. It is anticipated that there will be further sales of common stock during this fiscal year to provide capital and liquidity. Proceeds from these anticipated sales will be used to supplement operating cash, fund research and development efforts, and to acquire companies with technologies and/or product lines compatible with the Registrant's growth plan.

     The Registrant considers its current liquidity position to be favorable and anticipates sufficient cash from operations, available short-term borrowing capabilities, and projected capital funding to sustain normal operations.



                                    PART II
                               OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

     The following exhibits are included as part of this report:

        SEC
Exhibit Ref.
Number Number                      Title of Document
------ ------                      -----------------


     1    10     Executive Employment Agreement between Registrant
                 and Brian G. Larson., dated January 3, 1996


     2    10     Executive Employment Agreement between Registrant
                 and Larry J. Davis., dated January 3, 1996


     3    10     Executive Employment Agreement between Registrant
                 and Dan J. Johnson., dated January 3, 1996


Reports on Form 8-K

     The Registrant filed a report on form 8-K dated January 23, 1996 announcing the appointment of its new auditors for the current fiscal year, Grant Thornton LLP, and a report on form 8-K dated March 13, 1996 announcing the addition of William E. Hosker to its board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LarsonoDavis Incorporated


Dated: May 16, 1996                By /s/ Dan J. Johnson
                                        (Duly Authorized Officer and Principal
                                        Accounting Officer)