Form 10QSB/A
period 1995-09-30
LARSON DAVIS INC
filed 1996-05-30
CIK 789851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB/A
(Amendment No. 1)

(Mark One)
[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended    September 30, 1995

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

Yes                   No   X

Page 1 of 15 consecutively numbered pages.


Larson Davis Incorporated hereby amends its report on form 10-QSB for the quarter ended September 30, 1995, as set forth in its entirety below:


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

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the 3 Months Ended
                                          September 30,
                                        1995         1994
SALES, net                           $1,892,248   $  975,755

COSTS AND OPERATING EXPENSES:
   Costs of sales and operating
     expenses                           685,342      389,142
   Research and development             402,370      106,126
   Selling, general and
     administrative                     565,161      366,856
         Total costs and
         operating expenses           1,652,873      862,124

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                            239,375      113,631

OTHER INCOME (EXPENSE)                 (100,678)     (44,969)

INCOME FROM CONTINUING OPERATIONS
  BEFORE TAXES AND DISCONTINUED
  OPERATIONS                            138,697       68,662

PROVISION (BENEFIT) FOR
   INCOME TAXES                               -       27,653

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE DISCONTINUED
  OPERATIONS                            138,697       41,009

INCOME (LOSS) FROM OPERATIONS OF
  DISCONTINUED OPERATIONS                     -      116,493

NET INCOME (LOSS)                    $  138,697   $  157,502

NET INCOME (LOSS) PER COMMON
   SHARE:
  Income (loss) from continuing
    operations                       $     0.02   $     0.01
  Income (loss) from discontinued
    operations                       $        -   $     0.02
                                     $     0.02   $     0.03

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

Preferred Stock Dividend.  During the period ended September 30,
1995, the Registrant recognized preferred stock dividends payable on 200,000 shares of issued and outstanding shares in the amount of $15,000. The amount of dividend in arrears was $3,750:

Retained earnings balance 7/1/95    $ (997,362)
Add:  Net income                        38,697
Deduct:  Preferred stock dividend      (15,000)
                                    $ (873,665)

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

LARSON DAVIS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONTRACTS IN PROGRESS

The unbilled contract receivable represents amounts of contract revenues accrued and recognized that have not yet been billed to the customer. Billings on the contracts are made according to payment terms and do not necessarily coincide with the "earning" process.

                            September 30, 1995     June 30, 1995
Total costs incurred
  to date                  $2,416,110             $2,416,110
Estimated contribution
  to date                     (40,465)               (40,465)
Revenues recognized
  to date                   2,375,645              2,375,645
Progress billings to date  (1,789,842             (1,688,274)
Reclass net assets;
  discontinued               (585,803)              (585,803)
Massport balance               98,750                 98,750
Unbilled contracts
  receivable               $   98,750             $  200,318

NOTE 4 - EXPORT SALES

During the quarters ended September 30, 1995 and 1994, the Registrant had export sales totaling approximately $593,289 and $1,435,700, respectively.

NOTE 5 - DISCONTINUED OPERATION

The Registrant entered into a definitive agreement, effective August 15, 1995, to license proprietary technology and transfer management and implementation of its airport noise monitoring contracts to an established airport consulting firm. As part of this agreement, the Registrant has discontinued its operations in this area and will not compete in the industry. In return, the consulting firm will use its best efforts to utilize the Registrant's instrumentation in any future airport noise monitoring system installed.

Operations in the airport monitoring industry for the three months ended September 30, 1994, are included under the caption
"Discontinued Operations" in the financial statements of the Registrant.

PART I
FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SIGNIFICANT FINANCIAL CHANGES - STATEMENTS OF OPERATIONS

Total Revenue

Total revenues from continuing operations for the three months ended September 30, 1995 and 1994, are $1,892,248 and $975,755,
respectively. Revenues from discontinued operations for the period ended September 30, 1994, supplemented the continuing operations revenues and, if the financial statement was expressed without discontinued operation, the revenues would be $1,932,524. Core instrumentation sales have grown dramatically. A decrease in foreign sales between the two quarters is related to a decrease in airport revenues since a large portion of these revenues in the 1994 quarter were foreign sales.

Costs of Sales and Operating Expenses

The Registrant's costs of sales and operating expenses as a percentage of total revenue for the quarters ended September 30, 1995 and 1994, are 36% and 40%, respectively.

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

Research and Development

As a percentage of total revenues, the Registrant's research and development costs for the three month periods ended September 30, 1995 and 1994, are 21% and 11%, respectively. The increase is a result of new product development and research and development costs related to the Registrant's CrossCheck technology. It is anticipated that the level of research and development expenses will stabilize at approximately 10% to 15% over time.

Selling, General and Administrative

For the quarters ended September 30, 1995 and 1994, the percentage of selling, general, and administrative expenses to total revenues is 30% and 38%, respectively.

Other Expenses

The significant on-going element in other expenses is interest. As indicated by the supplemental disclosure included in the statements of cash flow, interest expense for the three month period ended September 30, 1995 and 1994, is $100,678 and $93,606, respectively.

SIGNIFICANT FINANCIAL CHANGES - BALANCE SHEETS

As of September 30, 1995, and June 30, 1995, total assets are
$12,007,531 and $11,539,667, respectively.

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

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are included with this report on form 10-QSB for the quarter ended September 30, 1995.

Exhibit      SEC
  No.    Reference No.  Description                     Location

  1           (10)      Semiconductor Industry TOF      This Filing
                        Marketing Agreement between     Page 16
                        Sensar Corporation
                        (subsidiary of Larson Davis
                        Incorporated) and SAES
                        Getters S.p.A.

Reports on Form 8-K

The Registrant did not file any reports on form 8-K during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Larson Davis Incorporated


Dated:  May 29, 1996                  By   /s/ Dan J. Johnson
                                        Dan J. Johnson
                                        (Duly Authorized Officer
                                        and Principal Financial
                                        and Accounting Officer)