Form 10QSB/A
period 1995-12-31
LARSON DAVIS INC
filed 1996-05-30
CIK 789851

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

Larson Davis Incorporated hereby amends its report on form 10-QSB for the quarter ended December 31, 1995, as set forth in its entirety below:


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

[FN]
The accompanying notes are an integral part of these financial statements

LARSON DAVIS INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the 3 Months Ended  For the 6 Months Ended
                           December 31,             December 31,
                       1995        1994        1995        1994
SALES, net             $2,260,025  $1,795,152  $4,152,273  $2,770,907

COSTS AND OPERATING
  EXPENSES:
  Costs of sales and
    operating expenses    829,074     715,927   1,514,417   1,105,069
  Research and
    development           431,037     195,246     833,407     301,372
  Selling, general and
    administrative        837,954     674,926   1,403,115   1,041,782

     Total costs and
       operating
       expenses         2,098,065   1,586,099   3,750,939   2,448,223

INCOME (LOSS) FROM
  CONTINUING OPERATIONS   161,960     209,053     401,334     322,684

OTHER INCOME (EXPENSE)    (80,724)    (82,732)   (181,402)   (127,701)

INCOME FROM CONTINUING
  OPERATIONS BEFORE
  TAXES AND DISCONTINUED
  OPERATIONS               81,236     126,321     219,932     194,983

PROVISION (BENEFIT)
  FOR INCOME TAXES              -     (25,894)          -       1,759

INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE DISCONTINUED
  OPERATIONS           $   81,236  $  152,215  $  219,932  $  193,224

INCOME (LOSS) FROM
  DISCONTINUED
  OPERATIONS                    -     (17,928)          -      98,565

NET INCOME (LOSS)      $   81,236  $  134,287  $  219,932  $  291,789

NET INCOME (LOSS)
  PER COMMON SHARE:
  Income (loss) from
    continuing
    operations         $     0.01  $     0.02  $     0.03  $     0.03
  Income (loss) from
    discontinued
    operations         $        -  $        -  $        -  $     0.02
                       $     0.01  $     0.02  $     0.03  $     0.05


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

NOTE 2 - INVENTORIES

The composition of inventories at December 31, 1995, and June 30,
1995, consists of the following:

                     December 31, 1995       June 30, 1995
Raw materials        $1,429,894              $  669,433
Work in process         747,066                 765,617
Finished goods          761,319                 717,718
                     $2,938,279              $2,152,768

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

Operations in the airport monitoring industry for the three and six months ended December 31, 1994, are included under the caption "Discontinued Operations" in the financial statements of the Registrant.

PART I
FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RECENT DEVELOPMENTS

It was announced on February 13, 1996, that CrossCheck, the patented chemical sensor currently in development by the Registrant, will be field-tested for electrical utility transformer and circuit breaker monitoring. There exists a significant cost and safety problem in this industry which has gone unsolved in the past due to the absence of cost effective technology. Transformer and breaker failures account for a large portion of electrical interruption along with, at times, catastrophic property loss and negative environmental impact. The CrossCheck technology, along with real-time integrated monitoring capabilities, has been identified as a potential solution. The Registrant will seek to link its low-cost sensor technology with proven real-time monitoring capability to develop a proactive system which can be economically retrofitted to existing transformers and breakers.

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

SIGNIFICANT FINANCIAL CHANGES - STATEMENT OF INCOME

Total Revenue

Total revenues from continuing operations for the three months ended December 31, 1995 and 1994, are $2,260,025 and $1,795,927,
respectively. Revenues from continuing operations for the six months ended December 31, 1995 and 1994, are $4,152,273 and $2,770,907, respectively. Revenues from discontinued operations for the six months ended December 31, 1994, supplemented the continuing operation revenues and, if the financial statement was expressed without discontinued operations, the revenues would be $4,152,273. A significant difference exists within the sales mix between foreign and domestic sales. For the six months ended December 31, 1995 and 1994, foreign sales represented 36% and 50%, respectively. The increase in domestic sales has been interpreted by management as a sign of strengthening within the U.S. acoustics and vibration industry. A large portion of discontinued operation revenues were from foreign sources. The increased instrumentation market has provided a replacement for discontinued operations.

Costs of Sales and Operating Expenses

The Registrant's costs of sales and operating expenses as a percentage of total revenue for the six months periods ended
December 31, 1995 and 1994, are 36% and 40%, respectively. A portion of this difference is due to the level of foreign sales as compared to domestic sales. The Registrant provides a discount to its foreign sales representatives which is reflected in net revenues.

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

Research and Development

As a percentage of total revenues, the Registrant's research and development costs for the six monthsperiods ended December 31, 1995 and 1994, are 20% and 11%, respectively. The increase is a result of new product development and research and development costs related to the Registrant's CrossCheck and Sensar technologies.
It is anticipated that the level of research and development expenses will stabilize at approximately 15% over time.

Selling, General and Administrative

For the six month periods ended December 31, 1995 and 1994, the percentage of selling, general, and administrative expenses to total revenues is 34% and 38%, respectively. This is comparable to previous accounting periods.

Other Expenses

The significant on-going element in other expenses is interest;
which was $193,862 and $163,994 for the six month periods ended
December 31, 1995 and 1994, respectively. As of December 31, 1995 and 1994, the Registrant's long-term debt (net of current maturities) was $1,422,400 and $757,327, respectively. The interest expense for this increased long-term debt balance accounts for a major portion of the difference.

SIGNIFICANT FINANCIAL CHANGES - BALANCE SHEETS

As of December 31, and June 30, 1995, total assets are $15,302,658 and $11,539,667, respectively. On October 27, 1995, the Registrant acquired 100% of the outstanding stock of a private Utah corporation, Sensar Corporation ("Sensar"). The consolidated financial statements presented herein are affected by the assets and liabilities assumed by the Registrant. Significant changes can be seen in inventories; property, plant and equipment; product technology and license costs; long-term debt; common stock; and additional paid-in capital.

Trade Accounts Receivable

At December 31, 1995, there existed an anomaly within trade accounts receivable. A single customer accounted for almost 15% of the total outstanding receivable balance (approximately $360,000). Subsequent to the financial statement date, the Registrant has collected more than 60% of the balance due (approximately $220,000). The Registrant is maintaining adequate collections of its trade accounts receivable. Management feels the level of accounts receivable is within reason and represents an acceptable collection cycle of its trade invoices.

Inventories

The approximate $786,000 increase in inventories at December 31, 1995 as compared to June 30, 1995, is primarily attributed to the addition of Sensar's [purchase part inventory]. The Registrant utilizes computerized inventory and manufacturing systems to manage its inventory levels. These systems are being implemented at Sensar to insure adequate controls. The Registrant believes current inventory levels are adequate to meet manufacturing demands.

Property, Plant and Equipment

As part of the acquisition of Sensar along with normal business cycle additions, the Registrant's property, plant and equipment increased by approximately $360,000. This primarily represents the net value of equipment and furnishings owned by Sensar.

Product Technology and License Costs

Under the purchase method of accounting for business combination, the Registrant recognized more than $2,100,000 in acquired technology as a result of the Sensar transaction. This added technology relates in part to patented technology associated to Sensar's TOF (time-of-flight) mass spectrometer instrumentation and related accessories.

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