Form 10KSB
period 1996-06-30
LARSON DAVIS INC
filed 1996-10-15
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended  June 30, 1996
                                               -------------


                                       OR

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from                to
                                   ---------------    -----------
                         Commission file number 1-10013
                                                -------


                               Larson Davis Incorporated
                       ---------------------------------------------

                 (Name of small business issuer in its charter)

                 Nevada                           87-0429944
----------------------------------------     --------------------

     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

    1681 West 820 North, Provo, Utah                84601
----------------------------------------     --------------------

(Address of principal executive offices)               (Zip Code)

Issuer's telephone number       (801) 375-0177
                         ----------------------------------------

Securities registered under section 12(b) of the Exchange Act:

        Title of each class     Name of each exchange on which registered
               None                          None
     -------------------------  ------------------------------


Securities registered under section 12(g) of the Exchange Act:

                 Common Stock, Par Value $0.001
-----------------------------------------------------------------

                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / x /  No /__/

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /__/

     As of October 3, 1996, there were 10,445,686 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $86,000,000, computed at the closing quotation for the Issuer's common stock of $9.375 as of October 3, 1996.

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

     Transitional Small Business Disclosure Format (check one):
     Yes /__/  No / x /

                  Page 1 of     consecutively numbered pages,
                            ---
                   including exhibits pages     through    .
                                            ---         ---

                               TABLE OF CONTENTS

Item Number and Caption                                      Page
-----------------------                                      ----


PART I
------


1.   Description of Business..................................  3

2.   Description of Property.................................. 10

3.   Legal Proceedings........................................ 11

4.   Submission of Matters to a Vote of Security Holders...... 11


PART II
-------


5.   Market for Common Equity and Related Stockholder Matters. 12

6.   Management's Discussion and Analysis or Plan of Operation 13

7.   Financial Statements..................................... 16

8.   Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure...................... 16


PART III
--------


9.   Directors, Executive Officers, Promoters and Control
     Persons; Compliance With Section 16(a) of the
     Exchange Act............................................. 18

10.  Executive Compensation................................... 20

11.  Security Ownership of Certain Beneficial Owners
     and Management........................................... 23

12.  Certain Relationships and Related Transactions........... 24


PART IV
-------


13.  Exhibits and Reports on Form 8-K......................... 26



                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Larson Davis Incorporated ("the Company") is engaged in the development, manufacture, and marketing of precision measuring instrumentation related to the environmental sciences, along with accompanying computer software technology. The Company sells its measurement instruments to private industry and governmental agencies for both industrial and military applications. The Company is comprised of three active, wholly-owned subsidiaries:

     LARSON DAVIS LABORATORIES CORPORATION ("LDL") focuses on the design, development, manufacturing, and marketing of products and services related to the measurement and analysis of environmental occurrences associated with acoustics and vibration.

     SENSAR CORPORATION ("Sensar") develops, manufactures, and markets sophisticated chemical detection and analysis instrumentation used for quantitative and qualitative analysis.

     LARSON DAVIS, LTD. ("LTD"), is a European distribution entity located in the United Kingdom.

     Unless the context otherwise requires, when used herein, the term "the Company" refers to Larson Davis Incorporated and its operating subsidiaries.

RECENT EVENTS

     In September, 1996, the Company entered into an exclusive contract with a marketing subsidiary of Weidmann International Corporation ("Weidmann") to develop and market products targeted at the electrical transmission and distribution predictive maintenance market. Weidmann is the world's largest vendor of advanced insulation materials for electrical transformer assemblies and engages in the design of transformer and switching equipment. The Company will provide the diagnostic monitoring technologies like CrossCheck, vibration monitoring, thermography, and chemical analysis, while Weidmann will provide its knowledge of the industry to the identification, design, and development of products intended for this market. On completion of marketable products, the parties anticipate that Weidmann will provide rapid entrance in the industry through established clients and a major industry presence. However, the target products have not yet been developed or fully identified, and there can be no assurance that this market will become a major source of revenues or profitable for the Company in the near future. The Company anticipates that it will spend a significant part of its planned research and development expenses on development of these products during the 1997 fiscal year. (See "Planned Development.")

ACOUSTIC AND VIBRATION BUSINESS

     The acoustic and vibration products of the Company are focused on precision measuring instruments for use in a variety of industries. Subdivisions of this market in which the Company's instrumentation is currently being utilized are:

     Environmental Monitoring provides data used to monitor, control, or avoid noise (unwanted and/or irritable sound which has a detrimental effect on living organisms). It includes such applications as community noise ordinance compliance surveys, vehicle passby surveys, industrial complex perimeter monitoring, environmental impact studies, OSHA (noise in the work place) mandated surveys, military aircraft sonic boom monitoring, and others.

     Product Design and Improvement encompasses the use by manufacturers to optimize performance and minimize acoustic output. For example, the auto and aircraft industries determine noise dampening properties of materials used in insulation; a yacht manufacturer studied acoustic spectrums as an aid in selecting efficient hull designs; and other manufacturers of items such as lawn mowers, computer printers, office equipment, and kitchen appliances employ the instruments to collect information on sound emissions to aid in encasement design.

     Structural Dynamics is the study of the motion of materials to determine characteristics such as fatigue, resonance, material density, and bonding strengths. For instance, a consultant used the Company's instrumentation to determine the resonant frequency of the vibrations in the Statue of Liberty's arm holding the torch. Braces were designed and installed which resulted in doubling the torch bulb life.

     Medical Applications include hardware and software used in automatic calibration systems for medical equipment. The analysis and treatment of both hearing and speech problems can be improved utilizing the Company's instrumentation.

     Predictive Maintenance is an emerging industry in which characteristics of rotating or moving machinery are analyzed to predict failure points. Based on information obtained, planned service can be performed. Currently, the Company's instrumentation is being used by helicopter manufacturers, power plant turbine operators, paper producers, and others.

     Professional Sound includes both manufacturers and consultants. The Company provides equipment used to certify compliance by sound products (such as amplifiers, mixers, equalizers, speakers, and microphones) with published specifications. Field engineers rely on portable instrumentation to evaluate the acoustic characteristics of a room or building.

     Defense and Government applications range from ship/vehicle identification based on spectrum analysis to artillery blast noise studies.

PLANNED DEVELOPMENT

     The Company has implemented a plan to increase its expenditure of funds for the development of new products to seek to enhance revenue potential. Much of the development will center around CrossCheck, patents recently acquired from Brigham Young University ("BYU"), and products and technologies held by Sensar. (See "Patents and Trademarks.")

     In order to obtain the necessary financing to implement this plan, the Company has sought equity funds. The Company received net proceeds from the issuance of common stock and the exercise of options and warrants in the amounts of $9,269,987 during the fiscal year ended June 30, 1996. This capital has been used for various purposes, including the partial funding of acquisitions, reduction of short and long-term debt, general operations, and as a source of funding the increased development activities. Management intends to use only funds available from non-operating and non-debt sources to continue product development in excess of historical research and development levels.

     The Company currently has issued and outstanding warrants to acquire in excess of 2,100,000 shares of common stock which would yield gross proceeds to the Company of approximately $11,000,000 if fully exercised. (See Notes to Consolidated Financial Statements; Note L--Stock Options and Warrants.) The holders of such warrants have no obligation to exercise the warrants and the decision to do so will be largely dependent on the trading price for the Company's common stock in the public market, about which no assurances can be given. However, if the holders do elect to exercise the warrants, management would use the funds to pay for the planned development and to further accelerate development activities.

     New product development, prototype, and first production costs adversely affected the results of the Company in the fiscal year ended June 30, 1996. These activities generated expenses with no corresponding revenues. It is anticipated the Company will continue to experience operating losses during the current fiscal year as a result of similar development expenditures. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.")

TECHNOLOGY DEVELOPMENT

CrossCheck

     The Company holds the exclusive license to a technology known as "CrossCheck," a proprietary hardware and process used to determine, in real time, the in situ characteristics of polymer substances. To date, the Company has developed prototype instrumentation; laboratory research is on-going to quantify, categorize, and document results from scientific experimentation; limited third party beta testing has been completed and is proceeding; the first production instrumentation units have been manufactured; and initial orders have been taken for delivery of production instruments.

     The Company has investigated potential applications for CrossCheck within a number of industries. To seek to maximize its immediate economic benefit from this technology, the Company has concentrated its efforts in developing products and relationships in three areas:

     Electrical Utilities - - CrossCheck has proven to be effective in monitoring oil in electrical transformers to detect changing chemical characteristics in real time as a predictive maintenance tool. The Company has entered into a development agreement with Weidmann, a leader in marketing to the electrical utility industry, to design, develop, and market sophisticated monitoring instrumentation to this market. A major component to the anticipated system is CrossCheck, and an array of products performing various functions related to monitoring transformers and switches are envisioned.

     Composites Industry - - CrossCheck was developed to solve problems within the composites industry. The Company has recently hired a Ph.D. level scientist, previously employed by one of the largest suppliers of resins to the composite industry, to act as a technical sales person in this area. Through his contacts, beta CrossCheck instruments have been placed for evaluation. As a result of third party testing, initial orders have been received for the first CrossCheck production units.

     Coatings and Adhesives - - Curing characteristics of coatings and adhesives are controlled by additives and different proportions of ingredients. Demonstrations of the effectiveness of CrossCheck as a real-time monitor of cure rate and current polymer characteristics of these compounds have been made to potential users within the industry. Discussions are on-going to develop appropriate manufacturing procedures needed to implement CrossCheck based products for this industry.

     The Company continues to pursue opportunities in other industries, among which are:

     Lubrication Industry - - products designed to monitor subtle changes in oils as they age, wear, become contaminated, or change due to environmental exposure;

     Environmental Monitoring - - products designed to test and monitor ground water, lakes, streams, or storage containers for contamination;

     Chemical Inventory - - products designed to indicate the quality of stored chemicals to assure quality at the time of use; and

     Concrete Industry - - products designed to monitor rate and current status of concrete cure to allow for intervention, verify quality, and assure strength and hardness.

Time-of-Flight Mass Spectrometer Technology

     With the acquisition of CrossCheck and Sensar, the Company committed to commercializing patented technology related to chemical analysis. Sensar currently manufactures and markets ultra-sensitive, high speed, mass spectrometers which have been sold to various producers of semiconductor "chips." These are highly specialized instruments which currently sell at a retail price of approximately $250,000 and more. The Company entered into a five-year agreement with SAES Getters S.p.A., a major international distributor of scientific instrumentation ("SAES"), for SAES to act as the exclusive distributor to market these instruments to the semiconductor industry. In order to maintain its exclusive rights, SAES is required to meet certain annual minimum sales requirements that escalate over the term of the agreement.

     Advantages to the patented time-of-flight mass spectrometer technology are instrument size, speed of analysis, extremely high sensitivity, and ease of use. These characteristics allow the further development of new analytical instrumentation. New products for the following chemical detection methods are currently in development:

     Capillary Electrophoresis ("CE") and Capillary Chromatography ("CC") are techniques used to separate chemicals. When coupled with the Company's mass spectrometer technology, the user can also timely and more effectively analyze the chemicals that result from the separation process. Sensitivity is essential because of the small sample size normally involved. These separation techniques are useful in biomedical analysis and have only become feasible with a CE mass spectrometer because of the Company's technology.

     Inductively Coupled Plasmas ("ICP") are rapid separation techniques which replace tedious and time-consuming atomic absorption and emission spectroscopies currently used. Current ICP/MS instrumentation is not sensitive enough to detect many trace level elements contained within samples. The instruments currently being developed by the Company are designed to do this.

     The Company is currently developing a series of new products utilizing the unique characteristics of the patented time-of-flight technology. Introduction of initial prototypes of one or more of these potential products is targeted for February, 1997, at Pitt-Con, the industry's largest trade show, although no assurance can be given that the Company will be able to meet this internally established deadline.

BUSINESS HISTORY

     During the most recent three fiscal years the Company has been involved in a number of significant business changes:

     March 1994 - - The Company purchased all of the outstanding shares of a corporation chartered in England and the corporation was renamed LARSON DAVIS, LTD. LTD serves as a European distribution point and expanded service and repair center for the Company.

     June 1994 - - The Company acquired substantially all of the intangible assets of a privately-held Massachusetts corporation related to the airport noise monitoring industry. Also purchased were the rights to approximately 25 contracts for the installation, maintenance, and support of airport noise monitoring systems.

     June 1994 - - With the return of the minority interest in Larson Davis Info, Inc. ("Info"), a subsidiary of the Company, held by Commerce Clearing House, the Company discontinued the operations of two of its software based subsidiaries, Info and Advantage Software, Inc. Management terminated the business of these subsidiaries and reduced the carrying value of the related assets to zero.

     August 1995 - - The Company entered into an agreement to transfer its airport noise monitoring operations to an established consulting firm engaged in the transportation industry. The Company also transferred substantially all of its airport contracts and agreed not to compete within the industry. (See Notes to Consolidated Financial Statements; Note P-- Discontinued Operations.)

     October 1995 - - The Company acquired all of the outstanding stock of Sensar Corporation. (See Notes to Consolidated Financial Statements; Note Q--Acquisition.)

PATENTS AND TRADEMARKS

     The technology owned by the Company is proprietary in nature. In connection with the design and construction of its precision acoustical and vibration measurement instrumentation and its proprietary software, the Company primarily relies on confidentiality and nondisclosure agreements with its employees, appropriate security measures, copyrights, and the encoding of its software in order to protect the proprietary nature of its technology rather than patents which are difficult to obtain in the computer software area, require public disclosure, and can often be successfully avoided by sophisticated computer programmers.

     The CrossCheck technology held by the Company is subject to the protection of United States patents, including several continuations-in-part, and international patent applications. The technology held by Sensar is also protected by patents. Each of these patents has a remaining life of at least ten years. The Company also protects its patent and technology by confidentiality and nondisclosure procedures similar to those used with its non-patented technology to further ensure the proprietary nature of the technology.

     The Company has also registered "NOISEBADGE" to use as a trademark in the marketing of noise level meters with the United States Office of Patents and Trademarks.

MANUFACTURING AND ASSEMBLY

     The Company is involved in the manufacture of both its hardware and software products. It utilizes the service of certain subcontractors to manufacture component parts for its products to minimize the amount of its capital investment and increase its flexibility in dealing with changes in the manufacturing processes. Approximately 20% of manufacturing is performed by subcontractors. However, all final assembly is done by the Company's employees as part of its quality control program. Manufacturing activities occupy approximately 17,000 square feet of the Company's facilities. (See "ITEM 2. DESCRIPTION OF PROPERTY.")

PRODUCT COMPONENTS

     The Company utilizes a large number of individual electronic components in connection with the manufacture of its precision instrumentation. The Company has developed and sells its own line of high quality transducers so that it is no longer dependent on suppliers for these component parts. Certain hardware components of the Company's mass spectrometer based instruments are custom designed and subcontracted to established machine shops for manufacture. Most of the other components utilized by the Company are available from a number of manufacturers and the Company's decisions with respect to suppliers are based on availability of the necessary component, the reliability of the supplier in meeting its commitments, and pricing.

     The Company purchases certain supplies from third-parties for installation in environmental noise monitoring systems. Generally, these supplies consist of "brand name" computers, printers, and other peripherals, and are readily available from a variety of manufacturers or suppliers.

MARKETING AND DISTRIBUTION

     The Company markets and distributes its acoustics and vibration hardware products primarily through independent manufacturer's representatives. The efforts of these representatives are supported by an in-house staff of marketing and technical personnel. Instrumentation connected with the Company's mass spectrometer technology is currently being marketed within the semiconductor industry by SAES under an exclusive, distribution agreement with an initial term of five years. Under a recently executed agreement, the Company has granted exclusive rights to a marketing subsidiary of Weidmann to market predictive maintenance products to the electrical transmission and distribution industry. (See "Recent Events.") This agreement has an initial term of ten years, subject to the satisfaction of certain contractual commitments by both parties. The Company anticipates that it may enter into similar arrangements with established companies in specific industries as new products are developed.

     The Company invests in both image building and direct product advertising. This exposure takes many forms, including participation on industry standards boards, exhibitions at trade shows, Company sponsored training classes, direct technical demonstrations, and industry publication advertisements.

CURRENT ORDERS

     As of October 3, 1996, the Company had an order backlog believed to be firm of approximately $1,500,000, which is not reflected in the financial statements included elsewhere herein. The Company anticipates filling this backlog within approximately 75 days. This compares to a backlog in October of 1995 of approximately $1,200,000, which took approximately 60 days to fill.

COMPETITION

LDL

     The acoustics and vibration hardware products are positioned in a niche market which caters to a technically sophisticated user base. For a number of years this market was dominated by a single competitor, Bruel & Kjaer ("B&K"). B&K has traditionally been the largest supplier of acoustics and vibration instrumentation in the world. B&K was purchased by a German company which had no previous ties to the acoustics and vibration industry in 1992, and currently has a much reduced presence in the market although it is still much larger than the Company.

     In addition to B&K, there are several smaller companies in direct competition with the Company. None of these other competitors has available the full line of products offered by the Company. There are also a small number of large companies which produce, in most cases, isolated products which can be adapted to certain applications in the acoustics industry.

     While many of the companies which compete with the Company have greater financial and managerial resources, management believes the Company can compete effectively based on its ability to: (1) adapt rapidly to technology changes,
(2) technically market to specialized users, and (3) offer a complete line of solutions to users' needs.

Sensar

     The mass spectrometer market is dominated by a number of large companies with individual sales ranging from $250 million to over $2 billion. Significant portions of those sales are attributable to the mass spectrometer segment.
These companies include Perkin-Elmer/Sciex, Fisons Group/VG Instruments, Finnigan Corporation, Thermo Jarrell Ash, Bio-Rad, and Beckman Instruments. Competition among these companies is intense, so developing or otherwise obtaining the most current technology is important. The nature of the market has been for these companies to establish formal strategic alliances with smaller, technically adept companies. The Company plans to develop its acquired technology into a family of instruments to address perceived needs within the mass spectrometer and related markets. Once suitable products are developed, the Company intends to pursue formal marketing alliances, although there can be no assurance that it will be successful in these efforts.

     The Company has entered into an exclusive marketing agreement with SAES to sell its TOF 2000 to the semiconductor industry. In addition, it has entered into an exclusive agreement to design, develop, and market products intended for the electrical transmission and distribution market with a marketing subsidiary of Weidmann. (See "Technology Development.")

GOVERNMENTAL REGULATION

     The products of the Company are not subject to the authority of a specific governmental regulatory agency and do not generally require the approval or certification by such agencies. In addition, there are no existing, or to the knowledge of the Company, pending governmental regulations, that would have a material effect on the business conducted by the Company.

ENVIRONMENTAL COMPLIANCE

     The manufacturing activities of the Company do involve the use, storage, and disposal of small quantities of certain hazardous chemicals. The costs to the Company of complying with environmental regulations are not material to its operations. The Company employs an outside service to handle the disposal of these chemicals. The Company conducts training courses for its employees in safety and the handling of these chemicals and maintains a safety committee to review its policies and procedures from time to time.

MAJOR CUSTOMERS AND FOREIGN SALES

     There were no customers which represented more than 10% of the total revenues for the Company during the years ended June 30, 1996, or 1995. In fiscal years ended June 30, 1996, and 1995, government sales were not significant with sales volumes less than 5% of continuing operations for each of the years.

     Export sales of the Company for the years ended June 30, 1996, and 1995, are 34% and 54% of revenues from continuing activities, respectively. The Company exported its products into a number of geographical markets that are more specifically identified in the notes to the consolidated financial statements of the Company.

PERSONNEL

     The Company currently has 104 employees, 25 of which are involved in professional or technical development of products, 51 in manufacturing, 16 in marketing and sales, and 12 in administrative and clerical. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.


                        ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns its own administrative and manufacturing facilities in Provo, Utah, subject to a security lien granted to a commercial financial institution to secure a purchase money loan. The facilities include approximately 12,000 square feet of administrative, engineering, and research and development space and approximately 12,000 square feet of manufacturing, storage, and shipping space.

     In addition, the Company rents approximately 10,000 square feet of space under a one-year contract (renewable annually) that is located immediately across the street from the Company's corporate headquarters in Provo, Utah, and that is being used by the Sensar group. Approximately 5,000 square feet of the space is being used for manufacturing, storage, and shipping and the remaining space is used for development and administrative functions. The monthly payment is approximately $6,200 per month. The Company also rents approximately 1,200 of office space in Red Car, England, to serve as the headquarters of LTD at a monthly rate of approximately $425. This space is leased on a month-to-month basis.

     Management considers the existing facilities of the Company to be in good condition and currently sufficient for its operations.


                           ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such proceedings by or against the Company have been instigated or threatened. To the knowledge of management, there are no material proceedings pending or threatened against any director or executive officer of the Company, whose position in any such proceeding would be adverse to that of the Company.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fiscal year ended June 30, 1996, the Company did not hold an annual meeting and no matters were submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise.



                                    PART II
                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     The common stock of the Company is listed on the National Association of Securities Dealers, Inc., Automated Quotation system ("Nasdaq"), under the symbol "LDII."

     The following table sets forth the approximate range of high and low bids for the common stock of the Company during the periods indicated. The quotations presented reflect interdealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

          Quarter Ended         High Bid     Low Bid
          -------------         --------     -------

          September 30, 1994    $ 4.875      $2.625
          December 31, 1994     $ 3.38       $2.00
          March 31, 1995        $ 3.00       $2.00
          June 30, 1995         $ 4.1666     $2.25
          September 30, 1995    $ 6.40       $3.16
          December 31, 1995     $ 6.32       $3.40
          March 31, 1996        $ 6.08       $4.08
          June 30, 1996         $11.32       $5.24


     On October 3, 1996, the closing quotation for the common stock on NASDAQ was $9.375. As reflected by the high and low bids on the foregoing table, the trading volume of the common stock of the Company is limited, creating significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. Consequently, potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

     As of October 3, 1996, there were 10,445,686 shares of common stock issued and outstanding, held by approximately 350 shareholders of record.

     The Company has not paid dividends with respect to its common stock. The Company has 200,000 shares of its 1995 preferred stock issued and outstanding which prohibit the payment of dividends on the common stock if the annual dividend of $0.225 per share of preferred stock is in arrears. Other than the foregoing, there are no restrictions on the declaration or payment of dividends set forth in the articles of incorporation of the Company or any other agreement with its shareholders. While the required dividends with respect to the preferred stock have been paid by the Company, management anticipates retaining any potential earnings for working capital and investment in growth and expansion of the business of the Company and does not anticipate paying dividends on the common stock in the foreseeable future.


                 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

CERTAIN FINANCIAL DATA

     The following financial data of the Company is not covered by an opinion of independent certified public accountants and should be read in conjunction with the financial statements and related notes of the Company for the periods indicated included elsewhere herein. It is a summary of management's analysis of the effect of planned development spending for the fiscal year ended June 30, 1996. Cost of sales and operating expenses and research and development expenses have been restated as a percentage of revenues based on an arithmetic average of the audited expenditures in these categories for the five years ended June 30, 1995. Management believes that this provides an indication of the effect of the increased development efforts implemented by the Company during the 1996 fiscal year, although it does not necessarily reflect the results of operations that would have occurred if such planned development had not been undertaken.

                                                             Five-Year      June 30, 1996
                                            June 30, 1996     Average        Restatement
                                            -------------    ---------      -------------


Revenue                                     $   8,255,607                   $    8,255,607
                                            -------------                   --------------


Cost of sales and operating expenses            4,101,436      42.5%             3,508,633
Research and development                        1,955,877      10.8%               891,606
Selling, general and administrative             3,422,660                        3,422,660
                                            -------------                   --------------

                                                9,479,973                        7,822,899
                                            -------------                   --------------
Core business contribution                              -                          432,708
Planned development                                     -                       (1,657,074)
                                            -------------                   ---------------

Operating (loss)                            $  (1,224,366)                  $   (1,224,366)
                                            ==============                   ==============


DISCONTINUED OPERATION

     In a transaction completed August 15, 1995, the Company entered into an agreement to divest its airport noise monitoring business. As a result, the Company is no longer a general contractor for these systems, although it still manufactures and sells acoustic instrumentation used in the systems. Under the terms of the agreement, Harris Miller Miller & Hanson, Inc. ("HMMH"), an established consulting firm with its primary business related to transportation industry acoustic and vibration analysis, purchased essentially all of the Company's assets and contracts related to the airport noise monitoring business and assumed approximately $100,000 of the Company's liabilities. The Company discontinued operations in this area and agreed not to compete with HMMH. HMMH agreed to use its best efforts to utilize the Company's instrumentation in future contracts and receives "most favored nations treatment" from the Company in pricing.

     The Company was paid a one-time fee and is entitled to varying royalty payments over the life of the agreement. During the ten-month period this agreement was in effect for the fiscal year ended June 30, 1996, the Company received or accrued amounts due with respect to this transaction of $388,146. (See Notes to Consolidated Financial Statements; Note P--Discontinued Operations.) These amounts were offset against the carrying value of associated assets reflected on the balance sheet of the Company under the caption "Long-Term Contractual Arrangements."

SIGNIFICANT FINANCIAL CHANGES - STATEMENTS OF INCOME

Total Revenue

     Net sales from continuing operations for the fiscal years ended June 30, 1996, and 1995, were $8,255,607 and $6,515,830, respectively. This is the second consecutive year in which the Company posted an approximate 27% increase in its acoustic and vibration instrumentation sales. Management expects this sales strength to continue within the LDL market. The increased sales are attributed to a general expansion of the underlying market, and an increase in the unit sales of the Company's products.

     The acquisition of Sensar in October of 1995 provides the Company with an opportunity for increased future sales by the introduction of new products and the expansion of the Company's potential markets. Management of the Company does not anticipate that the planned introduction of newly developed and planned instrumentation in the first calendar quarter of 1997 will have an immediate impact on sales levels, but believes that such introduction will assist the Company in its efforts to establish product distribution agreements with established firms in various product markets.

Cost of Sales and Operating Expenses

     The Company's cost of sales and operating expenses of $2,598,586 in the year ended June 30, 1995, and $4,101,436 in the year ended June 30, 1996, increased as a percentage of sales from continuing operations from 40% to 50%. The increase in 1996 is due primarily to the high cost of materials, initial production costs, and development costs associated with production of initial Sensar products. Prior to the Company's acquisition, Sensar purchased major electronics subsystems from a third party. The pricing structure was based on the premise of a high price for a limited number of systems to provide the manufacturer a way to recover development costs. Since the acquisition of Sensar, the Company has designed a replacement subsystem which reduced the cost of the electronics by approximately 90%. Because of the use of the remaining highly priced electronics subsystems in Sensar's inventory in fiscal year 1996, the entire material and development costs were expensed during the period. Management does not expect the higher cost to continue. (See "Planned Development.") Cost of sales and operating expenses for the Sensar products are expected to parallel those of the Company's other instrumentation in the range of 40% to 43%, although this result cannot be assured since the Company has only limited production experience with these products to date.

Research and Development

     The Company is involved in a high-tech industry which demands constant improvements and development of its instrumentation to remain technically viable. Since its inception, the Company has dedicated significant operating funds to research and development. Over the previous five years, research and development expenses have averaged approximately 11% of net sales and in the year ended June 30, 1995, were $708,679, or approximately 11% of net sales. It is anticipated this aggressive approach to research and development will continue and the Company will dedicate significant levels of available resources to this activity. This level of research and development commitment has been factored into the pricing structure for the Company's products.

     For the fiscal year ended June 30, 1996, research and development expenses were $1,955,877, approximately 24% of net sales, as a result of management's commitment to develop new products to enhance the revenue potential of the Company and the availability of equity funds for such purpose. Capital obtained from the sale of common stock has been used to supplement the Company's operations as a method for funding this accelerated research and development.
It is anticipated this higher expenditure level will continue for a period of time dictated by available capital reserves, after which research and development expense will return to previous ranges.

SIGNIFICANT FINANCIAL CHANGES - BALANCE SHEET

Trade Accounts Receivable

     The Company's accounts receivable increased by 9% from June 30, 1995, to 1996. Sales from continuing operations grew 27% for the same period. On June 30, 1996, the balance of $2,332,417 represents a receivable aging of 103 days as compared with 119 days in 1995. The Company extends 60 day terms on its foreign sales to compensate for international shipping time, additional time required for incoming inspection, and reshipment to end users by its representatives.
The Company considers its collection policy to be sound and its net accounts receivable to be fully collectable.

Inventories

     Inventories for the years ended June 30, 1996, and 1995, were $2,923,650 and $2,152,768, respectively. The increase is in part the result of the acquisition of Sensar and combining its inventory with that of the Company's then existing inventory. Another contributing factor is that at June 30, 1996, finished goods inventory was approximately $395,000 higher than in the previous year. This increase is a result of the normal manufacturing cycle and fluctuations in finished good inventory levels.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

     The Company recognizes income on long-term contracts on a percentage-of-completion method while billings to customers are made on milestones specified in agreements. (See Notes to Consolidated Financial Statements; Note A--Summary of Significant Accounting Policies.) The $378,700 balance of this account represents accrued amounts which the Company will bill in the normal course of its business.

Long-Term Contractual Arrangement

     Note P--Discontinued Operations, in the Notes to Consolidated Financial Statements, details the effect of the disposal of the airports business on the balance sheet as of June 30, 1996. Net Long-Term Contractual Arrangement is reflected at $2,978,014 and will continue to be amortized. (See "Discontinued Operations.")

Current Liabilities

     Current liabilities decreased $998,601 from June 30, 1995, to June 30, 1996. This decrease is primarily due to reductions in short-term notes payable of $885,925. Other current liability accounts varied as a result of normal operations. The Company utilized proceeds from the issuance of common stock in fiscal 1996 to reduce liabilities and repay debts.

CAPITAL AND LIQUIDITY

     At June 30, 1996, the Company had total current assets of $9,680,938 and total current liabilities of $2,956,245, resulting in a working capital ratio of 3.3:1. Included in total current liabilities is approximately $1,302,000 representing the Company's revolving line of credit. The Company's principal line of credit has been placed with a new financial institution since June 30, 1996. The limit on this line of credit has been increased to $3,000,000 and is adjusted from time to time based on ratios of inventories and accounts receivable levels. The Company is in the first year of a three-year agreement. The Company anticipates the line of credit will continue to remain available to it.

     The Company received net proceeds from the issuance of common stock and the exercise of warrants and options in the net amount of $9,269,987 during the fiscal year ended June 30, 1996. Subsequent to the fiscal year end of June 30, 1996, the Company has received net proceeds from the sale of 170,000 shares of common stock of approximately $725,000. There are currently issued and outstanding warrants with respect to in excess of 2,100,000 shares of common stock. If all of these warrants and options were exercised, the Company would receive gross proceeds of approximately $11,000,000 in additional funding. There is no obligation of the holders of these rights to exercise them and the exercise will largely depend on the price of the Company's common stock in the public trading market, as to which no assurance can be given.

     The Company has relied on the sale of common stock as a way to fund growth, operational losses, and research and development efforts. The Company anticipates this source of capital may be utilized as needed in the future. In the opinion of management, the Company currently has sufficient capital to fund its operations and development plans for the 1997 fiscal year.


                         ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and supplementary data are included beginning at
page      .  See page       for the index to the financial statements.
     -----            -----


           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     In January 1996, the Company changed its accountants from Peterson, Siler & Stevenson (currently known as Pritchett Siler & Hardy, P.C.) to Grant Thornton LLP. This change was approved by the board of directors of the Company.

     The report of Peterson, Siler & Stevenson on the Company's financial statements as of June 30, 1995, and the two years then ended did not contain an adverse opinion, or a disclaimer of opinion, nor were their reports qualified or modified as to uncertainty, audit scope, or accounting principles, other than a limitation as to the representation of the financials on a going concern basis. During the engagement of Peterson, Siler & Stevenson, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Peterson, Siler & Stevenson, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     The Company was not advised by Peterson, Siler & Stevenson that internal controls necessary for the Company to develop reliable financial statements did not exist nor that information came to its attention that led it to no longer be able to rely on management's representations or that made it unwilling to be associated with the financial statements prepared by management. The Company was not advised by Peterson, Siler & Stevenson of the need to expand significantly the scope of the Company's audit, nor was the Company advised that any information came to the attention of Peterson, Siler & Stevenson that on further investigation may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause Peterson, Siler & Stevenson to be unwilling to rely on management's representations or be associated with the Company's financial statements. The Company provided its former auditors, Peterson, Siler & Stevenson with a copy of the foregoing disclosures. The Company has filed a concurrence of the former auditors with the foregoing statements as an exhibit to its reports filed with the Securities and Exchange Commission.

     The Company did not consult Grant Thornton LLP prior to their appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or seeking other advice that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

     The Company and its current auditors have not disagreed on any items of accounting treatment or financial disclosure.


                                    PART III


             ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

                                                                              Director and/or
                Name            Age      Position and Office Held           Executive Officer Since
        --------------------    ---      ------------------------           -----------------------

        Brian G. Larson          53      President and Chairman of
                                         the Board                          September, 1987

        Larry J. Davis           45      Vice-President and Director        September, 1987

        Dan J. Johnson           45      Vice-President, Secretary,
                                         Treasurer, and Director            September, 1987

        William E. Hosker        58      Director, Business Development
                                         Coordinator                        March, 1996

        Gerard L. Seelig         70      Director                           June, 1996


     A director's regular term is for a period of three years or until his successor is duly elected and qualified. The terms of the board are staggered so that one-third of the board is subject to election at each annual shareholders' meeting. The current term of Brian G. Larson expires at the 1996 annual meeting; the current term of Larry J. Davis expires at the 1997 annual meeting; Dan J. Johnson's term would have expired at the 1995 annual meeting, but he is continuing to serve until the next election; and William E. Hosker and Gerald L. Seelig were appointed in 1996 to serve until the next annual meeting and election of directors.

     There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of the Company.

     Brian G. Larson, was a founder and has been an executive officer and director of the Company since its inception in 1981. Mr. Larson earned his masters of business administration from Brigham Young University in 1972 and a bachelor's degree in electrical engineering from the same institution in 1971. During the time he was attending Brigham Young University, Mr. Larson worked as a design engineer in the medical research laboratory of Brigham Young University.

     Larry J. Davis, was a founder and has been an officer and director of the Company since its inception in 1981. Mr. Davis earned his electrical engineering degree from Brigham Young University in 1974, where he graduated Magna Cum Laude.

     Dan J. Johnson, has served as the vice-president in charge of administration and financial strategy, asset control, and fiscal operations of the Company since 1984 and a director since 1987. Prior to that time, he was a director of finance for Fiber Technology Corporation. Mr. Johnson has also been previously employed with a public accounting firm.

     William E. Hosker, was appointed as a director and business development coordinator of the Company in March 1996. Mr. Hosker was formerly employed by Hercules, Inc., from 1960 to 1995. Mr. Hosker served in various capacities with Hercules, Inc., culminating in his positions as corporate vice-president of International Operations, Subsidiaries, and Ventures from 1987 to 1990 and vice-president and general manager of the Resins Group from 1990 to 1995. Mr. Hosker is the president and owner of STAT Associates, Inc., a business consulting firm. Mr. Hosker attended the Amos Tuck Business School at Dartmouth University studying strategic planning and finance analysis and the Darden Business School of the University of Virginia studying executive marketing. He obtained a bachelor of arts degree in biochemistry from Bowdoin College in 1960.

     Gerard L. Seelig, was appointed as a director of the Company in June 1996. Mr. Seelig currently serves on the board of directors of a number of privately-held companies and has taught as a visiting professor at Columbia Graduate School of Business and Rutgers Graduate School of Management. Prior to his retirement, Mr. Seelig served as executive vice-president of Allied-Signal, Inc., and as president of its Electronics and Instrumentation Sector from 1983 to 1988. Prior to joining Allied-Signal, Inc., Mr. Seelig spent 12 years at ITT in senior executive positions, including president of ITT's Industrial and Commercial Products Company and as executive vice-president of the parent corporation. Prior to that, Mr. Seelig worked for ten years at Lockhead Corporation where he was corporate vice-president and president of Lockhead Electronics Company. Mr. Seelig is a member of the Dean's Advisory Council of the Rutgers Graduate School of Management and was designated as the school's first Distinguished Executive Lecturer in 1987. He was invited to become a Visiting Professor and Executive-In-Residence at the Columbia Graduate School of Business in 1988 and served for three years as a member of its board of overseers. Mr. Seelig received a masters degree in industrial management from New York University in 1954 and a bachelors degree in electrical engineering form Ohio State University in 1948.

Section 16(a) Beneficial Ownership Reporting Compliance

     The outside directors of the Company did not timely report the award of options under the terms of the 1996 Director Stock Option Plan. The awards to the directors who are also employees were made subject to approval of the plan by the shareholders of the Company which has not yet been obtained.

     The executive officers of the Company did not timely report the award of options under the terms of their employment agreements dated January 1996.

     Other than the foregoing, the Company believes that all reports required by section 16(a) for transactions in the fiscal year ended June 30, 1996, were timely filed.


                        ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by the Company and its subsidiaries for the fiscal years ended June 30, 1996, 1995, and 1994 to the chief executive officer of the Company and the other executive officers of the Company who received compensation in excess of $100,000.

                                                     SUMMARY COMPENSATION TABLE
                                                                           Long Term Compensation
                                                                       -------------------------------

                                            Annual Compensation               Awards         Payoffs
                                      -------------------------------  --------------------  --------

                                                            Other
                                                            Annual                                     All Other
                                                            Compen-    Restricted            LTIP      Compen-
        Name and                                            sation     Stock       Options/  Payouts   sation
   Principal Position         Year    Salary($)   Bonus($)  ($)(1)        Awards($)   SARs(#)   ($)       ($)
------------------------    --------- ---------  ---------- -------    ---------   -------   -------   -------

Brian G. Larson,              1996    $198,779   $     0    $ 4,500    $    0     500,000    $    0    $     0
  President and Chairman      1995    $181,116   $     0    $ 4,500    $    0      30,000    $    0    $     0
  of the Board                1994    $181,116   $     0    $ 4,500    $    0      30,000    $    0    $     0

Larry J. Davis,               1996    $198,779   $     0    $ 4,500    $    0     500,000    $    0    $     0
  Vice-President              1995    $181,116   $     0    $ 4,500    $    0      30,000    $    0    $     0
                              1994    $181,116   $     0    $ 4,500    $    0      30,000    $    0    $     0

Dan J. Johnson,               1996    $160,407   $     0    $ 4,500    $    0     425,000    $    0    $     0
  Vice-President and          1995    $129,566   $     0    $ 4,500    $    0      30,000    $    0    $     0
  Chief Financial Officer     1994    $129,566   $     0    $ 4,500    $    0      30,000    $    0    $     0

[FN]
(1) These amounts reflect the benefit to the named executive officers of automobiles provided to such officers by the Company and amounts paid by the Company for health, disability, and life insurance.

     The following table sets forth the options granted to the named executive officers during the fiscal year ended June 30, 1996.

                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             Individual Grants
        (a)              (b)           (c)           (d)           (e)
                                   % of Total
                                    Options/
                                      SARs
                      Options/     Granted to     Exercise
                        SARs        Employees      or Base
                       Granted      in Fiscal       Price       Expiration
       Name              (#)          Year         ($/Sh)          Date

Brian G. Larson     300,000(1)                      $4.25       1/3/2006
                    200,000(2)         26%          $7.00       5/7/2004(3)
Larry J. Davis      300,000(1)                      $4.25       1/3/2006
                    200,000(2)         26%          $7.00       5/7/2004(3)
Dan J. Johnson      225,000(1)                      $4.25       1/3/2006
                    200,000(2)         22%          $7.00       5/7/2004(3)

[FN]
(1) These options were granted in connection with the execution of employment agreements and are currently 20% vested. An additional 20% of the shares subject to these options will become vested and exercisable on each of the next four anniversaries of the date of grant.

(2) These options were granted pursuant to the 1996 Director Stock Option Plan and are currently 25% vested. An additional 25% will vest on each of the next three anniversaries of the date of grant. The options awarded to the directors who are also employees of the Company are subject to the approval of the 1996 Director Stock Option Plan by the shareholders of the Company.

(3) The options expire with respect to shares subject to such options five years after the right to exercise the option becomes vested for individual shares.


     The following table sets forth the information concerning the options exercised by the named executive officers during the fiscal year ended June 30, 1996, and the value of unexercised options as of June 30, 1996.

        (a)                 (b)                  (c)                  (d)                     (e)
                                                                   Number of
                                                                   Securities               Value of
                                                                   Underlying             Unexercised
                                                                  Unexercised             In-the-Money
                                                                Options/SARs at         Options/SARs at
                                                                   FY End (#)              FY End ($)
                      Shares Acquired                             Exercisable/            Exercisable/
       Name           on Exercise (#)    Value Realized ($)      Unexercisable           Unexercisable

Brian G. Larson              0                    0             360,000/390,000      $2,280,600/$1,780,350
Larry J. Davis               0                    0             360,000/390,000      $2,280,600/$1,780,350
Dan J. Johnson               0                    0             374,430/330,000      $2,454,389/$1,443,750

Executive Employment Agreements

     The Company has employment agreements with its executive officers, Brian G. Larson, Larry J. Davis, and Dan J. Johnson. These employment agreements were entered into as of January 3, 1996, and have a term of five years. The employment agreements require devotion of the full business time of the executive to the Company, prohibit the executive from competing in any fashion with the Company during the term of the agreement and for one year subsequent to termination, and prohibit disclosure or use by the executive of trade secrets or other confidential information of the Company.

     The employment agreements provide for compensation to Mr. Larson and Mr. Davis of $200,000 per annum and $150,000 per annum for Mr. Johnson. Under the terms of the employment agreements, the salaries are subject to an annual increase as may be determined by the board of directors or the compensation committee of the Company; provided that, such increase shall not be less than a percentage equal to the sum of the increase in the consumer price index, plus 6%. Bonuses may be paid at the discretion of the board of directors or compensation committee.

     In connection with the execution of the employment agreements, Messrs. Larson and Davis were granted options to acquire 300,000 shares of common stock and Mr. Johnson an option to acquire 225,000 shares of common stock, each with an exercise price of $4.25 per share. The right to exercise such options vest in the executive with respect to 20% of the shares as of the date of grant and an additional 20% on each following anniversary of the date of grant. The options expire if not previously exercised on January 3, 2006.

     Under the terms of the agreements, the Company maintains key-man life insurance policies on the lives of the executives in the amount of $2,000,000, each, but is not obliged to pay annual premiums in excess of 8% of the executives base salary. The Company furnishes the executives with automobiles, and with health, medical, and disability insurance.

     In the event that the executive is disabled during the term of his employment agreement, he is entitled to the better of (i) the benefits under any disability policy maintained by the Company; (ii) 50% of his base salary for the unexpired employment term; or (iii) his base salary for the initial six months of disability, one-half of his base salary during the next three months of disability, and one-fourth of his base salary during the next three months of disability. The executive is also entitled to receive incentive compensation during the initial six months of any disability based on the incentive compensation paid to the executive during the preceding fiscal year.

     The employment agreements can be terminated by the Company for cause by showing that the executive has materially breached the terms of the employment agreement, that the executive, in the reasonable determination of the board of directors, has been grossly negligent or engaged in material willful or gross misconduct in the performance of his duties, or that the executive has committed or been convicted of fraud, embezzlement, theft, dishonesty, or other criminal conduct against the Company. On the sale or transfer of all or substantially all of the assets of the Company, the merger of the Company into another entity, the termination of the business of the Company, a change in control of the Company, or the continued breach by the Company of the employment agreement after 20 days written notice, the executive has the right to terminate the employment agreement. In the event of a termination of the employment agreement other than by the Company for cause, the executive will receive an amount equal to the greater of two times the then current annual salary or the amount of salary that would otherwise accrue during the remaining employment period. In addition, the right to exercise the options granted pursuant to the employment agreements shall immediately vest with respect to all shares of common stock subject to such option and the Company shall maintain all employee benefit plans for a period equal to the greater of two years or the remaining employment period.

     If the employment agreements are terminated as a result of the death of the executive, the right to exercise the option with respect to all shares shall immediately vest in the estate or heirs of the executive, the Company shall maintain the employee benefits for the family of the executive for a period equal to the greater of two years or the remaining employment period, and the Company shall pay an amount equal to 90% of the proceeds of the life insurance policy maintained by the Company on the executive or, if no policy is then in effect, an amount equal to the then current annual salary plus a pro rata portion of the incentive compensation based on the number of full months of employment during the year of the executive's death, payable in six equal monthly installments.

     The Company agrees to indemnify the executives and hold them harmless from liability for acts or decisions made by the executive in connection with providing services to the Company to the greatest extent permitted by law. The Company has an obligation to use its best efforts to obtain officer's and director's insurance covering the executive. Each of the executives agree to indemnify the Company and hold it harmless from liabilities arising from their acts or omissions in violation of their duties under the employment agreements that constitute fraud, gross negligence, or willful and knowing violations.

Compensation of Directors

     The Company compensates its outside directors for service on the board of directors by payment of a monthly fee of $1,000, payment of $2,000 for each board meeting attended, and reimbursement of expenses incurred in attending board meetings. The Company does not separately compensate its board members who are also employees of the Company for their service on the board. The Company has adopted its 1996 Director Stock Option Plan pursuant to which each of the five current directors received an option to acquire 200,000 shares of common stock of the Company at an exercise price of $7.00 per share. The right to exercise this option vests with respect to 25% of the shares as of the date of grant and an additional 25% of the shares on each succeeding anniversary of the grant provided that the individual holder is then a director of the Company. The exercise price of these options were fixed at the closing price of the Company's common stock of $7.00 per share on May 8, 1996, the day immediately preceding the adoption of the plan by the board of directors of the Company.
The options granted to Brian G. Larson, Larry J. Davis, and Dan J. Johnson are subject to the approval of the plan by the shareholders of the Company. The Company anticipates submitting the plan to the shareholders at its next annual meeting. Because of the consulting agreement with STAT Associates, Inc., Mr. Hosker waived his monthly fee of $1,000 during the fiscal year ended June 30, 1996. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")


                        ITEM 11.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 3, 1996, the number of shares of the Company's common stock, par value $0.001, held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director and of all officers and directors as a group.

                                                                 Amount and Nature of Ownership

                                                               Sole Voting and
                                                                 Investment             Percent of
     Name of Person or Group                                     Power(1)(2)           Class(3)(4)

Principal Shareholders:

Brian G. Larson(5)                     Common Stock                 474,583                 4.5%
1681 West 1820 North                   Options                      750,000                 6.7%
Provo, Utah 84601                                                ----------
                                       Total                                               10.9%
                                                                  1,224,583

Larry J. Davis(6)                      Common Stock                 776,284                 7.4%
10455 North Edinburgh                  Options                      750,000                 6.7%
Highland, Utah 84003                                             ----------
                                       Total                                               13.6%
                                                                  1,526,284

Dan J. Johnson                         Common Stock                       0                 0.0%
480 East 1700 North                    Options                      704,430                 6.3%
Mapleton, Utah 84664                                                -------
                                       Total                                                6.3%
                                                                    704,430

Summit Enterprises, Inc.,              Common Stock                  10,760                 0.0%
of Virginia                            Preferred Stock              200,000                 1.9%
1308 Devils Reach Road, Suite 302                                   -------
Woodbridge, Virginia 22192             Total                        210,760                 1.9%


Officers and Directors:

Brian G. Larson                        --------------------------see above-------------------------
Larry J. Davis                         --------------------------see above-------------------------
Dan J. Johnson                         --------------------------see above-------------------------

William E. Hosker(7)                   Common Stock                  12,000                 0.1%
                                       Options                      200,000                 2.0%
                                                                    -------
                                       Total                        212,000

Gerard L. Seelig                       Common Stock                       0                 0.0%
                                       Options                      200,000                 1.9%
                                                                    -------
                                       Total                        200,000

All Officers and Directors             Common Stock               1,262,867                12.1%
as a Group (5 Persons)                 Options                    2,604,430                20.0%
                                                                  ---------
                                       Total                      3,867,297                29.6%

                    (footnotes contained on following page)


[FN]

(1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record, and each shareholder has sole voting and investment power.

(2) These options have been issued to the executive officers and directors pursuant to the 1987 Employee Stock Option Plan, the 1991 Director Stock Option Plan and the 1996 Director Stock Option Plan. The options have exercise prices ranging from $2.0625 to $7.00 per share with an weighted average price of $4.82 per share. Of the 750,000 shares subject to options shown for Messrs. Larson and Davis, options with respect to 240,000 shares are not currently vested or exercisable. In addition, options to acquire 200,000 shares are subject to the approval of the 1996 Director Stock Option Plan by the shareholders of the Company.
  Of the 704,430 shares subject to options shown for Mr. Johnson, options with respect to 180,000 shares are not currently vested or exercisable.
  In addition, options to acquire 200,000 shares are subject to the approval of the 1996 Director Stock Option Plan by the shareholders of the Company. Of the 200,000 shares subject to options shown for Messrs. Hosker and Seelig, options with respect to 150,000 shares are not currently vested or exercisable.

(3) The percentages shown are based on 10,445,686 shares of common stock of the Company issued and outstanding as of October 3, 1996.

(4) The percentage ownership for the options held by the indicated individuals is based on an adjusted total of issued and outstanding shares giving effect only to the exercise of each individual's options.

(5) The number of shares indicated for Mr. Larson includes 25,000 shares held by his wife and 34,600 shares held of record by Mr. Larson for the benefit of his minor children and in which he disclaims direct economic interest.

(6) The number of shares owned by Mr. Davis includes 702,362 shares held jointly with his wife over which he exercises joint investment and voting control and 64,000 shares which are held of record by Mr. Davis for the benefit of his minor children and in which he disclaims direct economic interest.

(7) The number of shares indicated for Mr. Hosker includes 2,500 shares held by his wife.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the course of the business of the Company, the two founders and principal shareholders of the Company have been required to guarantee certain obligations, including its principal line of credit. The principal line of credit of the Company was placed with another financial institution subsequent to June 30, 1996, which transaction did not require personal guarantees.

     The Company entered into a Consulting Agreement dated March 19, 1996, with STAT Associates, Inc., a Delaware corporation owned and controlled by William E. Hosker, a director and the business development coordinator for the Company. Under the terms of the Agreement, STAT Associates agreed to provide the Company with advisory and consulting services concerning the reduction of the technology held by Sensar to marketable products, the identification of markets for such products, the establishment of marketing contacts, and the development of an operational plan for the development and marketing of products based on the Sensar technology. The Agreement calls for monthly compensation of $16,667 for a six-month period, or an aggregate of $100,000 and the reimbursement of third-party expenses incurred on behalf of the Company. The Agreement contains confidentiality and noncompete provisions protecting the technology and business of the Company. In accordance with the terms of the Agreement, the consulting arrangement ended in September, 1996.

     Under the terms of various contractual arrangements with Brigham Young University ("BYU"), the Company owed BYU approximately $215,500 for royalties, license fees, and reimbursement of patent expenses, had additional upcoming expenses of approximately $109,000, and had an obligation to issue it 6,000 shares. BYU agreed to accept shares of the Company's restricted common stock in satisfaction of the cash obligations valued at the closing price of the Company's common stock on July 17, 1996, of $9.00 per share discounted by 20% to recognize the restricted nature of the securities. The Company purchased an aggregate of 49,272 shares of common stock from two of its executive officers and directors, at a price equal to the obligations to BYU, in order to deliver the shares to BYU. A portion of the purchase price was paid by offsetting the amounts due to the Company for advances made to the officers during the current fiscal year in the aggregate principal amount of $105,000, plus accrued interest of approximately $5,300.


                                    PART IV


                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements and schedules are included immediately following the signatures to this report.

                                                                                               Page
                                                                                               ----

        Report of Grant Thornton LLP, independent certified public accountants on the June 30, 1996, financial statements

        Report of Peterson, Siler & Stevenson, independent certified public accountants on the June 30, 1995, financial statements

        Consolidated Balance Sheet as of June 30, 1996

        Consolidated Statements of Operations for the years ended June 30, 1996 and 1995

        Consolidated Statement of Stockholders' Equity for the years ended
        June 30, 1996 and 1995

        Consolidated Statements of Cash Flows for the years ended June 30, 1996 and 1995

        Notes to Consolidated Financial Statements


     Financial Statement Schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or the Notes thereto.


EXHIBITS

                SEC
Exhibit     Reference
   No.          No.     Title of Document                                Location
   ---          ---     -----------------                                --------

 1           (3)        Articles of Incorporation, as amended            Exhibit to report on
                        November 3, 1987                                 Form 10-K for the year
                                                                         ended June 30, 1988*

 2           (3)        Certificate of Amendment to the                  Exhibit to report on
                        Articles of Incorporation                        Form 10-K for the year
                                                                         ended June 30, 1989*

 3           (3)        Designation of Rights, Privileges, and           Registration Statement
                        Preferences of 1995 Series Preferred Stock       filed on Form SB-2,
                                                                         Exhibit 3, SEC File
                                                                         No. 33-59963*

 4           (3)        Bylaws                                           Registration Statement
                                                                         filed on Form S-18,
                                                                         Exhibit 5, SEC File
                                                                         No. 33-3365-D*

 5           (4)        Form of $6.25 Warrant                            This Filing

                        Agreements relating to research and
                        development work performed by the
                        Company in 1983 for two unrelated
                        funding entities

 6           (10)       (a)   Purchase Option Agreement between          Exhibit to report on
                              Larson Davis Laboratories, and             Form 10-K for the year
                              LDL Research and Development,              ended June 30, 1988*
                              Ltd., dated August 31, 1983

 7           (10)       (b)   License Option Agreement between           Exhibit to report on
                              Larson Davis Laboratories and              Form 10-K for the year
                              LDL Research and Development,              ended June 30, 1988*
                              Ltd., dated August 31, 1983

 8           (10)       (c)   Cross License Option between               Exhibit to report on
                              Larson Davis Laboratories and              Form 10-K for the year
                              LDL Research and Development II,           ended June 30, 1988*
                              Ltd., dated November 21, 1983

 9           (10)       (d)   Purchase Option between                    Exhibit to report on
                              Larson Davis Laboratories and              Form 10-K for the year
                              LDL Research and Development II,           ended June 30, 1988*
                              Ltd., dated November 21, 1983

 10          (10)       1987 Stock Option Plan of Larson Davis           Exhibit to report on
                        Incorporated, as amended                         Form 10-K for the year
                                                                         ended June 30, 1988*

 11          (10)       1991 Employee Stock Award Plan of                Exhibit to report on
                        Larson Davis Incorporated                        Form 10-K for the year
                                                                         ended June 30, 1992*

 12          (10)       1991 Director Stock Option and Stock             Exhibit to report on
                        Award Plan of Larson Davis                       Form 10-K for the year
                        Incorporated                                     ended June 30, 1992*

 13          (10)       1996 Director Stock Option Plan                  This Filing

 14          (10)       Agreement between Larson Davis Laboratories      Registration Statement
                        and Summit Enterprises, Inc., of Virginia        filed on Form SB-2,
                        dated May 24, 1995                               Exhibit 20, SEC File
                                                                         No. 33-59963*

 15          (10)       Technology License, Assumption, and              Exhibit to report on
                        Maintenance Agreement between                    Form 8-K/A dated
                        Larson Davis Incorporated and                    June 30, 1995*
                        Harris Miller Miller & Hanson, Inc.,
                        dated August 15, 1995

 16          (10)       Semiconductor Industry TOF Marketing             Exhibit to report on
                        Agreement between Sensar Corporation             Form 10-QSB dated
                        (subsidiary of Larson Davis Incorporated)        September 30, 1995*
                        and SAES Getters S.p.A.

 17          (10)       Consulting Agreement between Larson Davis        Exhibit to report on
                        Incorporated and STAT Associates, Inc.,          Form 8-K dated
                        dated March 19, 1996                             March 19, 1996*

 18          (10)       Executive Employment Agreement between           Exhibit to report on
                        Larson Davis Incorporated and Brian G.           Form 10-QSB dated
                        Larson, dated January 3, 1996                    March 31, 1996*

 19          (10)       Executive Employment Agreement between           Exhibit to report on
                        Larson Davis Incorporated and Larry J.           Form 10-QSB dated
                        Davis, dated January 3, 1996                     March 31, 1996*

 20          (10)       Executive Employment Agreement between           Exhibit to report on
                        Larson Davis Incorporated and Dan J.             Form 10-QSB dated
                        Johnson, dated January 3, 1996                   March 31, 1996*

 21          (10)       Agreement to Issue Warrants to                   Exhibit to report on
                        Congregation Ahavas Tzdokah Z'Chesed             Form 8-K dated
                                                                         May 15, 1996*

 22          (10)       Agreement to Issue Warrants to Ezer              Exhibit to report on
                        Mzion Organization                               Form 8-K dated
                                                                         May 15, 1996*

 23          (10)       Form of Agreement to Issue Warrants to           Exhibit to report on
                        Laura Huberfeld and Naomi Bodner                 Form 8-K dated
                                                                         May 15, 1996*

 24          (10)       Form of Agreement to Issue Warrants to           Exhibit to report on
                        Jeffrey Rubin, Lenore Katz, Robert Cohen,        Form 8-K dated
                        Jeffrey Cohen, Allyson Cohen, and                May 15, 1996*
                        Shawn Zimberg

 25          (10)       Agreement to Issue Warrants entered into         Exhibit to report on
                        between Larson Davis Incorporated and            Form 8-K dated
                        Connie Lerner, dated May 29, 1996                May 28, 1996*

 26          (11)       Statement of Computation of Earnings (Loss)      This Filing
                        Per Share

 27          (16)       Letter from Peterson, Siler & Stevenson          Exhibit to report on
                        regarding change in certifying accountants       Form 8-K dated
                                                                         January 23, 1996*
 28          (21)       Subsidiaries of Larson Davis                     This Filing
                        Incorporated

 29          (23)       Consent of Peterson, Siler & Stevenson           This Filing
                        (now known as Pritchett, Siler & Hardy, P.C.)

 30          (23)       Consent of Grant Thornton LLP                    This Filing

 31          (27)       Financial Data Schedule                          This Filing
*Incorporated by reference


REPORTS ON FORM 8-K

     The Company filed reports on Form 8-K during the last quarter of its fiscal year ended June 30, 1996, dated April 23, 1996, May 15, 1996, and May 28, 1996. These reports described, respectively, (i) the amendment of the agreement with the holders of the Company's warrants, the addition of Mr. Hosker as a board member, and the hiring of certain employees by the Company; (ii) the receipt of proceeds from the exercise of outstanding warrants and execution of an agreement to issue $6.25 warrants under certain circumstances; and (iii) the receipt of proceeds from the exercise of outstanding warrants and the issuance of $6.25 warrants. None of the reports required the filing of financial statements.



                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   LARSON DAVIS INCORPORATED


Dated:  October 11, 1996           By     /s/ Brian G. Larson
                                     ----------------------------
                                     Brian G. Larson, President
                                     (Principal Executive Officer)

Dated:  October 11, 1996           By     /s/ Dan J. Johnson
                                     ----------------------------
                                     Dan J. Johnson, Secretary/Treasurer
                                     (Principal Financial and Accounting
                                     Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  October 11, 1996           By     /s/ Brian G. Larson
                                     ----------------------------
                                     Brian G. Larson, Director


Dated:  October 11, 1996           By     /s/ Larry J. Davis
                                     ----------------------------
                                     Larry J. Davis, Director


Dated:  October 11, 1996           By     /s/ Dan J. Johnson
                                     ----------------------------
                                     Dan J. Johnson, Director


Dated:  October      , 1996        By
                -----                ----------------------------
                                     William E. Hosker, Director


Dated:  October      , 1996        By
                -----                ----------------------------
                                     Gerard L. Seelig, Director




           LARSON-DAVIS INCORPORATED AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
            INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          JUNE 30, 1996
                      REPORT OF INDEPENDENT
                      ---------------------

                  CERTIFIED PUBLIC ACCOUNTANTS
                  ----------------------------



Board of Directors
Larson-Davis Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheet of Larson-Davis Incorporated and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Larson-Davis Incorporated and Subsidiaries as of and for the year ended June 30, 1995, were audited by other auditors whose report dated August 4, 1995 on those statements included an explanatory paragraph that questioned the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Larson-Davis Incorporated and Subsidiaries as of June 30, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.




Provo, Utah
August 30, 1996


                            PRITCHETT, SILER & HARDY
                          CERTIFIED PUBLIC ACCOUNTANTS
                           A PROFESSIONAL CORPORATION
                               430 EAST 400 SOUTH
                           SALT LAKE CITY, UTAH 84111
                    (801) 328-2727       FAX (801) 328-1123




                          INDEPENDENT AUDITORS' REPORT



Board of Directors
LARSON-DAVIS INCORPORATED AND SUBSIDIARIES
Provo, Utah


We have audited the accompanying consolidated balance sheet of Larson-Davis Incorporated and Subsidiaries at June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Larson-Davis, Ltd., a wholly owned subsidiary, which statements constitute approximately 4% of total assets and 14% of total revenues of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Larson-Davis, Ltd., is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Larson-Davis Incorporated and Subsidiaries as of June 30, 1995 and the results of their operations and their cash flows for the year ended June 30, 1995, in conformity with generally accepted accounting principles.


/s/ Pritchett, Siler & Hardy, P.C.


PRITCHETT, SILER & HARDY, P.C.

August 4, 1995



           Larson-Davis Incorporated and Subsidiaries

                   CONSOLIDATED BALANCE SHEET

                          June 30, 1996

                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents (Note B)                $ 3,922,660
  Trade accounts receivable, net (Note G)             2,332,417
  Inventories (Notes C and G)                         2,923,650
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                   378,700
  Other current assets                                  123,511
                                                     ----------


       Total current assets                           9,680,938


PROPERTY AND EQUIPMENT, net
  (Notes D and H)                                     1,610,473


ASSETS UNDER CAPITAL LEASE OBLIGATIONS,
  net (Note H)                                          356,255


LONG-TERM CONTRACTUAL ARRANGEMENT,
  net of accumulated amortization of $388,146
  (Notes E and P)                                2,978,014


INTANGIBLE ASSETS, net (Note E)                       5,143,348
                                                     ----------


                                                     10,088,090
                                                     ----------

                                                    $19,769,028
                                                    ===========




The accompanying notes are an integral part of this statement.

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable (Note G)                            $ 1,333,262
  Accounts payable                                      581,377
  Accrued liabilities                                   767,254
  Current maturities of long-term
    obligations (Note H)                                178,852
  Current maturities of capital lease
    obligations (Note H)                                 95,500
                                                     ----------


       Total current liabilities                      2,956,245

LONG-TERM OBLIGATIONS,
  less current maturities (Note H)                      778,835

CAPITAL LEASE OBLIGATIONS,
  less current maturities (Note H)                      357,171

COMMITMENTS AND CONTINGENCIES (Notes H,
  I, L and M)                                                -

STOCKHOLDERS' EQUITY (Notes J, K, L, Q and S)
  Preferred stock, $.001 par value; 10,000,000
    shares authorized; issued and outstanding 200,000
    shares                                                  200
  Common stock, $.001 par value; 290,000,000
    shares authorized; issued and outstanding
    10,258,406 shares                                    10,258
  Additional paid-in capital                         18,402,999
  Accumulated deficit                                (2,752,360)
  Cumulative foreign currency translation
    adjustment                                           15,680
                                                     ----------


       Total stockholders' equity                    15,676,777
                                                     ----------


                                                    $19,769,028
                                                    ===========


The accompanying notes are an integral part of this statement.





           Larson-Davis Incorporated and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS

                       Year ended June 30,

                                            1996           1995
                                       -------------- --------------

Net sales (Note N)                        $ 8,255,607  $6,515,830

Costs and operating expenses
  Cost of sales and operating expenses      4,101,436   2,598,586
  Research and development                  1,955,877     708,679
  Selling, general and administrative       3,422,660   2,449,765
                                          ------------  ---------


                                            9,479,973   5,757,030
                                          -----------   ---------


Operating profit (loss)                    (1,224,366)    758,800

Other income (expense)
  Interest income                              12,320       7,302
  Interest expense                           (447,907)   (301,402)
  Other                                       (46,295)     (6,189)

                                             (481,882)   (300,289)
                                             --------    --------


Income (loss) from continuing operations
  before discontinued operations           (1,706,248)    458,511

Discontinued operations (Note P)
  Loss from operations of discontinued
    airport installation division                  -     (770,128)
                                                   --    --------


NET LOSS                                  $(1,706,248)$  (311,617)
                                          =========== ===========

Earnings (loss) per common share
  Earnings (loss) from continuing operations  $(0.19)     $  0.07
  Loss from discontinued operations                -        (0.12)
                                           ---------   ----------


  NET LOSS                                     (0.19)      $(0.05)
                                           =========   ==========





The accompanying notes are an integral part of these statements.




           Larson-Davis Incorporated and Subsidiaries

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      Years ended June 30, 1996 and 1995
                                                                                                          Cumulative
                                                                                                          foreign
                                                                             Additional                   currency
                                Preferred stock          Common stock        paid-in       Accumulated    translation
                              -------------------     ------------------
                              Shares       Amount     Shares      Amount     capital       deficit        adjustment    Total
                              ------       ------     ------      ------     -------       -------        ----------    -----

Balance at July 1, 1994             -     $      -    5,827,249   $ 5,827    $ 5,663,650    $(685,745)    $ 3,413    $  4,987,145

Shares issued upon
exercise of options
at $1.50 to $2.56 per
share (Note K)                      -            -       19,325        19         42,896           -           -           42,915

Shares issued on exercise
of warrants from $1.63 to
$1.75 per share (Note K)            -            -      614,000       614        990,729           -           -          991,343

Shares issued for services
rendered at $1.25 to
$2.50 per share (Note K)            -            -       98,905        99        209,039           -           -          209,138

Preferred shares issued
for payment of a note
payable (Note J)              200,000          200           -         -         499,800           -           -          500,000

Equity adjustment for
translation of foreign
currency                            -            -           -         -              -            -       (7,434)         (7,434)

Net loss for the year               -            -           -         -              -      (311,617)         -         (311,617)
                              -------         ----  ----------   -------    -----------   ------------    -------     -----------

Balance at June 30, 1995      200,000          200   6,559,479     6,559      7,406,114      (997,362)     (4,021)      6,411,490

Shares issued upon
exercise of options
at $1.60 to $2.75 per
share (Note L)                      -            -      61,117        61        142,644            -           -          142,705

Shares issued on exercise
of warrants from $2.50
to $3.50 per share,
(Note K)                            -            -   3,000,000     3,000      9,124,282            -           -        9,127,282

Shares issued for payment of
interest on debt at $2.19 to
$2.88 per share (Note K)            -            -      16,483        17         42,244            -           -           42,261

Shares issued for services
rendered at $4.75 to
$6.00 per share (Note K)            -            -      34,940        35        178,355            -           -          178,390

Shares issued in Sensar
acquisition at $5.76 per
share (Note Q)                      -            -     586,387       586      1,509,360            -           -        1,509,946

Equity adjustment for
translation of foreign
currency                            -            -           -         -              -             -       19,701         19,701

Preferred dividends                 -            -           -         -              -        (48,750)         -         (48,750)

Net loss for the year               -            -           -         -              -     (1,706,248)         -      (1,706,248)


                               -------         ----  ----------   -------   -----------   ------------    -------     -----------
Balance at June 30,1996        200,000         $200  10,258,406   $10,258   $18,402,999    $(2,752,360)   $15,680     $15,676,777
                               =======         ====  ==========   =======   ===========   ============    =======     ===========




     Larson-Davis Incorporated and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Year ended June 30,
                                                                    1996          1995
                                                               ------------- --------------

Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net loss                                                  $(1,706,248)       $  (311,617)
                                                              -----------        -----------


    Adjustment to reconcile net loss to net cash
      provided by (used in) operating activities
          Depreciation                                            278,417            217,790
          Amortization                                            738,266            517,948
          Provision for losses on accounts receivable              20,000                875
          Stock issued in payment of compensation                 178,390            219,708
          Stock issued in payment of interest                      42,261                 -
          (Gain) loss on sale of property and equipment           (17,014)             6,189
          Changes in assets and liabilities
            Trade accounts receivable                            (221,582)          (520,395)
            Inventories                                          (770,882)             2,464
            Other current assets                                   11,837           (198,022)
            Due from related party                                     -              29,817
            Costs and estimated earnings in excess
            of billings on uncompleted contracts                 (178,382)           431,529
            Accounts payable                                     (305,112)          (303,477)
            Accrued liabilities                                   298,251            (59,205)
                                                             ------------        -----------


            Total adjustments                                      74,450            345,221
                                                             ------------        -----------


            Net cash provided by (used in)
            operating activities                               (1,631,798)            33,604
                                                             -------------       -----------


    Cash flows from investing activities
      Purchase of property and equipment                         (560,861)          (449,917)
      Proceeds from sale of assets                                 49,543             59,477
      Purchase of stock of Sensar Corporation                  (1,184,069)        (1,235,229)
      Purchase of technology                                     (414,991)                -
      Costs of contractual arrangements                          (230,384)                -
      Patent acquisition of costs                                (125,577)                -
                                                             ------------        -----------


            Net cash used in investing activities              (2,466,339)        (1,625,669)
                                                             ------------        -----------


    Cash flows from financing activities
      Proceeds from notes payable and long-term
        obligations                                               679,366            334,343
      Principal payments of notes payable and
        long-term obligations                                  (1,772,264)           (80,293)
      Net proceeds from issuance of common stock and
        exercise of options                                     9,269,987          1,023,688
      Principal payments on capital lease obligations            (170,538)           (67,205)
      Preferred dividends                                         (48,750)                -
      Increase (decrease) in bank overdraft                       (40,039)            40,039
                                                             ------------        -----------

                      Net cash provided by
                      financing activities                      7,917,762          1,250,572
                                                             ------------        -----------


    Effect of exchange rates on cash                               19,701             (7,434)
    Net increase (decrease) in cash and cash equivalents        3,839,326           (348,927)
    Cash and cash equivalents at beginning of year                 83,334            432,261
                                                             ------------        -----------

    Cash and cash equivalents at end of year                   $3,922,660        $    83,334
                                                               ==========        ===========





        The accompanying notes are an integral part of these statements.



                   Larson-Davis Incorporated and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   1.     Business activity
          -----------------

   Larson-Davis Incorporated (the Company) is primarily engaged in the development, manufacture, and marketing of precision measuring instrumentation related to the environmental sciences, and accompanying computer hardware and software technology. The Company sells its measurement instruments to private industries and governmental agencies for both industrial and military applications. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries; Larson-Davis Laboratories Corporation, Sensar Corporation, and Larson-Davis Ltd. (a UK Corporation). All significant intercompany transactions and accounts have been eliminated in consolidation.

   2.     Revenue recognition
          -------------------

   The Company recognizes revenues on the majority of its product sales and services at the time of product delivery or the rendering of services. With respect to recognizing long-term contract revenues and charging expenses to operations, the Company has adopted the percentage of completion method of recognizing revenues and expenses.

   The amount of revenue recognized at the statement date on long-term contracts is that portion of the total contract price that costs expended to date bears to anticipated final total cost, based on current estimates of cost to complete. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Contract costs include all direct labor and benefits, materials unique to or installed in the project, indirect cost allocations, and employee benefits expense. As long-term contracts extend over one or more years, revisions in costs and earnings estimates during the course of the work are reflected in the accounting period in which the facts that require the revision become known.

   Proceeds relating to the long-term contractual arrangement are recorded on a "cost recovery" method at such time as receipt of the related future proceeds are reasonably assured.

   3.     Depreciation and amortization
          -----------------------------

   Property and equipment are stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases and leasehold improvements are amortized over the shorter of the lives of the respective leases or over the service lives of the asset. The straight-line method of depreciation is followed for financial reporting purposes.

   4.     Income taxes
          ------------

   The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

   5.     Cash and cash equivalents
          -------------------------

   For purposes of the financial statements, the Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

   6.     Inventories
          -----------

   Inventories consisting of raw materials, work-in process, and finished goods are stated at the lower of cost or market using the average cost method, which approximates the first-in-first-out method.

   7.     Net earnings (loss) per share
          -----------------------------

   Primary net earnings (loss) per share are computed by dividing net earnings
   (loss) by the weighted average common and dilutive common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

   The weighted average number of shares outstanding were 9,317,297 in 1996 and 6,227,707 in 1995.

   8.     Research and development costs
          ------------------------------

   The Company conducts research and development to develop new products or product improvements not directly related to a specific project. Research and development costs have been charged to expense as incurred.

   9.     Concentrations of credit risk
          -----------------------------

   The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents and receivables. The Company provides credit according to the terms of individual contracts, in the normal course of business.

   10.    Recently issued accounting pronouncements
          -----------------------------------------

   In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121) - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation". SFAS No. 123 recommends changes to the recognition of expense in connection with the grant of stock options.

    The standard encourages, but does not require, companies to recognize compensation expense (equal to the fair value of the options at the grant dates) ratably over the vesting periods. Additionally, if the fair market value method is not adopted the standard sets forth new minimum disclosure requirements to reflect the proforma adjusted net income calculated by applying the fair value requirement. The Company intends to continue the recognition of expense under Accounting Principles Board Opinion No. 25, and to adopt the additional disclosure requirements set forth in SFAS No. 123.

   SFAS No. 121 and SFAS No. 123 are effective for fiscal years beginning after December 15, 1995, although earlier adoption is permitted. The Company does not believe that the adoption of SFAS No. 121 or SFAS No. 123 will have a material effect on the Company's consolidated financial statements.

   11.    Dividends
          ---------

   The Company distributed preferred stock dividends on 200,000 shares of issued and outstanding preferred stock in the amount of $48,750 in 1996.

   12.    Intangible assets
          -----------------

   The Company capitalizes costs incurred to acquire product technology and patents. The amounts are amortized on the straight-line method over the estimated useful life or the terms of the respective patent, whichever is shorter. The amortization periods range from 5 to 17 years.

   The Company capitalizes all costs incurred to develop software after technological feasibility has been established. Amortization of these costs is computed using the straight-line method over estimated useful lives of approximately 10 years.


   The Company capitalized as goodwill, the excess acquisition costs over the fair value of the net assets acquired, in connection with the purchase of a subsidiary, which costs are being amortized on the straight-line method over 7 years.

   13.    Translation of foreign currencies
          ---------------------------------

   The foreign subsidiary's asset and liability accounts, which are originally recorded in the appropriate local currency, are translated, for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates for the period. Transaction gains and losses, the amounts of which are not material, are included in general and administrative expenses.
   Gains and losses on intercompany foreign currency transactions, where settlement is not planned or anticipated in the foreseeable future, are not included in determining net earnings but are reported in the same manner as translation adjustments. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

   14.    Use of estimates
          ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are the allowance for doubtful accounts and the allowance for inventory overstock or obsolescence. Additionally, certain estimates which are affected by expected future gross revenues or royalty receipts are capitalized software costs, long-term contractual arrangement and patents on proprietary technology. Management believes the estimates used in determining carrying values of assets as of June 30, 1996 are reasonable.

   15.    Fair value of financial instruments
          -----------------------------------

   Calculation of estimated fair value of financial instruments in accordance with SFAS 107 is not presented because, in management's opinion, this calculation would not result in a material difference between carrying amounts and estimated fair values of financial instruments as presented on the accompanying consolidated balance sheet, with the exception of the long-term contractual arrangement. It is not practicable to estimate the fair value of this asset, since its value is dependent on the future revenues of an unrelated entity, which is not readily determinable by the Company.

   16.    Reclassifications-Not Material
          ------------------------------

   Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.


NOTE B - CASH AND CASH EQUIVALENTS

   Included in cash is approximately $2,600,000 of securities purchased through a daily repurchase agreement with a bank. The agreement provides for the balance of available funds to be invested in an undivided interest in one or more direct obligations of, or obligations that are fully guaranteed as to principal and interest by, the United States government, or an agency thereof. These securities are not a deposit and are not insured by the Federal Deposit Insurance Corporation.

   In addition, the Company maintains, a certificate of deposit in the amount of $400,000 to secure a letter of credit related to a performance bond for a third party. Accordingly, this cash amount is currently restricted.



NOTE C - INVENTORIES

   Inventories consist of the following:

         Raw materials        $1,129,835
         Work in process         680,972
         Finished goods        1,112,843
                              ----------

                              $2,923,650
                              ==========





NOTE D - PROPERTY AND EQUIPMENT

   Property and equipment and estimated useful lives are as follows:


                                                          Years
                                                          -----

      Land                                                    -   $   25,000
      Buildings and improvements                           5-30      966,969
      Machinery and equipment                              5-10    2,249,482
      Furniture and fixtures                               5-10      386,644
                                                                  ----------

                                                                   3,628,095
         Less accumulated depreciation and
             amortization                                         (2,017,622)
                                                                  ----------

                                                                  $1,610,473
                                                                  ==========




   Total depreciation expense related to property and equipment was $278,417 and $217,790 for the years ended June 30, 1996 and 1995, respectively.


NOTE E - INTANGIBLE ASSETS

   Intangible assets consist of acquired technology, capitalized software development costs, goodwill, and patents which are being amortized using the straight line method over useful lives ranging from 5 to 17 years.

   The long-term value of these assets is connected to the application of technologies and software costs to viable products which can be successfully marketed by the Company. Management believes current and projected sales levels of its existing and planned products will support the carrying costs of the technologies.

   The following is a summary of intangible assets:

         Acquired technology                         $3,588,793
         Capitalized software development costs       1,907,101
         Goodwill                                       142,277
         Patents                                        134,015
         Less accumulated amortization                 (628,838)
                                                     ----------

                                                     $5,143,348
                                                     ==========




   A large portion of the acquired technology was purchased from unrelated third party entities with which the Company has also entered into royalty contracts (Note M). Royalty expense included in the statement of operations for the year ended June 30, 1996 and 1995, were $92,919 and $73,937, respectively.

   The Company made a decision to divest its Airports Noise Monitoring business during the fiscal year ended June 30, 1995 (Note P), and entered into a definitive agreement during August of 1995 to sell the associated assets.
   As a result of this agreement the Company sold its Airport Noise and Operations Monitoring Software (ANOMS) and surrendered control of the respective assets in exchange for a long-term contractual arrangement.


NOTE F - INCOME TAXES
   Income tax provision consists of the following:

                                                           1996           1995
                                                           ----           ----

    Current                                         $          0       $      0
    Deferred                                                   0              0
                                                           ------         -----

                                                    $          0       $      0
                                                           ======         =====

    Deferred income tax assets and liabilities are as follows:

      Deferred tax assets (liabilities)
      Allowance for doubtful accounts               $      5,116         $5,855
      Reserve for obsolete inventory                      37,366              0
      Amortization - technology                          219,963        310,609
      Accrued vacation                                    56,438         27,847
      Net operating loss carry forward                 1,895,730        582,301
      Other, net                                             224            130
      Accelerated depreciation                            (2,279)        26,935
      Capitalized software development costs          (2,099,956)      (494,570)
      Valuation allowance                               (112,602)      (459,107)
                                                    -------------      ---------

      Deferred taxes                                $          0       $      0
                                                    ============       ========





   There were no deferred tax assets or income tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards due to the fact that the likelihood of realization of the related tax benefits cannot be established.

   As of June 30, 1996, the Company had a net operating loss carry forward for tax reporting purposes of approximately $5,100,000 expiring in various years through 2011. Utilization of approximately $2,800,000 of the total net operating loss is dependent on the profitable operation of Sensar Corporation in the future due to application of the separate return limitation and due to application of Internal Revenue Code Section 382 limitations on the carryforward of net operating losses after a change in ownership.


NOTE G - NOTES PAYABLE

   Notes payable are as follows:

   Prime plus 2.75% (11% at June 30, 1996) revolving
     line of credit payable to a bank with funds
     available based on accounts receivable and
     inventories by which it is collateralized to a
     maximum of $2,400,000 with interest payable
     monthly; principal due September 1996;
     personally guaranteed by two directors /
     stockholders                                                $1,302,306

   8% note payable in monthly installments
     of $3,000 including interest; due May 1997                      30,956
                                                                 ----------


                                                                 $1,333,262
                                                                 ==========




NOTE H - LONG-TERM OBLIGATIONS

    1.    Debt
          ----

    Long-term debt consists of the following:
    8.25% note payable to a commercial bank,
      collateralized by real estate, payable in
      monthly installments of $8,246 including
      interest; due January 1999                       $775,907

    9.75% and 9.9% installment loans payable to
      a financing company, collateralized by
      automobiles, payable in monthly install-
      ments aggregating $1,201 including
      interest, due July 2000                            47,426
    9.0% note payable to a finance company in
      monthly installments of $15,845 including
      interest, due March 1997                          134,354
                                                        -------

                                                        957,687
    Less current maturities                            (178,852)
                                                       --------

                                                       $778,835
                                                       ========



    Aggregate maturities of long-term debt are as follows:

         Year ending
         June 30,
         -----------

          1997                  $178,852
          1998                    48,576
          1999                    53,030
          2000                    57,894
          2001                    48,158
         Thereafter              571,177
                                --------

                                $957,687
                                ========



     2.   Capital leases
          --------------

   The Company leases certain equipment on 36 to 60 month capital leases. The leases contain provisions for the Company to acquire the equipment at the end of the lease term through either payment of a nominal amount or, in other cases, the greater of fair market value or 10% of the original equipment cost.

      Equipment                              $748,099
      Less accumulated amortization          (391,844)
                                             --------

                                             $356,255
                                             ========



   Total amortization on equipment under capital lease obligations was $158,693 and $111,496 for the years ended June 30, 1996 and 1995, respectively.

   Total future minimum lease payments, under capital lease obligations are as follows:


           Year ending
           June 30,
           -----------
           1997                                        $161,751
           1998                                         140,688
           1999                                         125,699
           2000                                          66,553
           2001                                          43,575
           Thereafter                                        -
                                                       --------


          Total minimum lease payments                  538,266
          Less amount representing interest              85,595
                                                       --------


          Present value of net minimum capital
            lease payments                              452,671
          Less current maturities                        95,500
                                                       --------


                                                       $357,171
                                                       ========





     3.   Operating leases
          ----------------

   The Company leases certain office space and equipment under operating leases expiring through 1998. Minimum future payments under these non-cancelable operating leases are as follows:

         Year ending
         June 30,
         -----------

          1997                  $ 83,274
          1998                    50,343
         Thereafter                   -
                                --------

                                $133,617
                                ========




     Total rent expense under operating leases was $83,857 in 1996 and $62,932 in 1995.


NOTE I - 401(K) PROFIT SHARING PLAN

   The Company offers and participates in a 401(k) profit sharing plan under which eligible employees may choose to contribute up to 6% of their wages on a pre-tax basis, subject to IRS limitations. Employees who have completed six months of qualified service with the Company are eligible to enroll in the plan. The Company will match 50% of the employee's contribution to the plan up to a maximum of 1.5% of the employee's eligible annual salary. The Company's contributions vest at a rate of 20% per year beginning after the first year and participants are fully vested after six years. The Company contributed $34,594 to the plan in 1996 and $15,282 in 1995.


NOTE J - PREFERRED STOCK

   During the year ended June 30, 1995, the Company issued 200,000 shares of preferred stock in payment of $500,000 of short-term debt. This preferred stock pays cumulative dividends at a rate of $0.225 per share per annum, payable monthly. The preferred stock is convertible into common stock at the option of the holder at a conversion price of $2.50 per share. The preferred stockholders are not entitled to voting rights.


NOTE K - COMMON STOCK

   During the year ended June 30, 1996 the Company issued 3,000,000 shares of common stock, valued at prices ranging from $2.50 to $3.50, in various private placements as a result of unrelated parties exercising outstanding warrants. Net proceeds to the Company after expenses of $372,717 were $9,127,282.

   Also during the year ended June 30, 1996, the Company issued, for services rendered, 34,940 shares of common stock valued at prices ranging from $4.75 to $6.00 per share, with a total value of $178,390. The Company also issued 16,483 shares of common stock, at prices ranging from $2.19 to $2.88 per share, with a total value of $42,261, as payment of interest on the Company's long-term debt.

   During the years ended June 30, 1996 and 1995, the Company issued 61,117 and 19,325 shares respectively, of common stock to certain officers, directors, shareholders and an employee upon exercise of common stock options at prices ranging from $1.50 to $2.75 per share.

   Also during 1995, the Company issued 614,000 shares of common stock in various private placements at prices ranging form $1.63 to $1.75 per share. In one of the private placements, warrants to purchase 500,000 shares of common stock at $2.50 per share and 500,000 shares of common stock at $3.50 per share were also issued (Note L). Net proceeds to the Company less expenses of $34,767 were $991,343.

   The Company also issued 98,905 shares of common stock during 1995 valued at prices ranging from $1.25 to $2.50 per share for services rendered and in payment of legal fees and research and development costs valued at $209,138.


NOTE L - STOCK OPTIONS AND WARRANTS

   1.     Stock options
          -------------

   During 1991, the Board of Directors and Shareholders approved the Company's 1991 Directors Stock Option Plan. The plan calls for the annual granting of 30,000 options to each director (up to an aggregate of 450,000 options) for each year of service. The plan expires July 1, 1996.

   During 1996, the Board of Directors approved the Company's 1996 Director Stock Option Plan. The plan calls for the granting of up to 200,000 options to each director (total of 1,000,000 options), wherein each option represents the right to purchase one share of common stock at $7 per share. Options vest at the rate of 25% at the date of grant and 25% for each year of service thereafter. The options granted are pending approval of the plan by the stockholders.

   During 1996 and 1995, the Company granted to third parties 150,000 options at $4.75 to $8.00 in connection with consulting agreements.

   During 1996, the Board of Directors approved the Company's Executive Employment Agreements. The agreements call for granting 300,000 options at $4.25 to each of two directors and 225,000 options at $4.25 to a third director, which vest at the rate of 20% at the date of grant and 20% for each year of service thereafter.

   During 1994, the board of Directors and Shareholders approved revisions and extended the 1987 Employee Stock Option Plan. The plan authorizes options to be issued to employees that qualify as incentive stock options under the Internal Revenue Code. There were 95,000 options granted during 1996 at prices ranging from $4.68 to $5.75. There were 80,000 options granted during 1995 at prices ranging from $2.06 to $2.27. During 1996, 61,117 options were exercised at prices ranging from $1.60 to $2.75 and 19,325 exercised in 1995 at prices ranging from $1.50 to $2.56.


                                                          1991          1987            1996
                                           Executive      Director      Employee        Director
                                           Agreements     Plan          Plan            Plan         Other
                                           ----------     ----          ----            ----         -----

      Outstanding at July 1, 1994                 -         270,000        448,755             -            -
           Granted                                -          90,000         80,000             -        50,000
           Exercised                              -              -         (19,325)            -            -
           Forfeited                              -              -              -              -            -
      Outstanding at June 30, 1995                -         360,000        509,430             -        50,000
           Granted                           825,000             -          95,000      1,000,000      100,000
           Exercised                              -              -         (61,117)            -            -
           Forfeited                              -              -         (13,883)            -            -
                                           ---------      ---------      ---------    -----------     -------

   Outstanding at June 30 ,1996              825,000        360,000        529,430      1,000,000      150,000
                                           =========      =========      =========    ===========     ========

   Exercisable at June 30, 1996              165,000        360,000        434,430        250,000      150,000
                                           =========      =========      =========    ===========     ========

                                                           $2.31 to       $1.50 to                      $4.75 to
   Price per share                         $4.25           $3.85          $2.75          $7.00          $8.00
                                           ==========     ==========     ==========   ============     ========





   2.     Warrants
          --------

   During the year ended June 30, 1996, 3,000,000 shares of stock were issued upon exercise of warrants ranging in price from $2.50 to $3.50 in connection with various private placements of common stock (Note K). In addition, the Company issued warrants to purchase 4,100,169 shares of common stock for $3.25 to $6.25 per share which expire in December 1997. As of June 30, 1996, 2,100,169 warrants were outstanding. Warrant activity is as follows:

                                             Warrants
                                             --------

   Outstanding at July 1, 1994                712,905
      Granted                               1,000,000
      Exercised                              (712,905)
      Forfeited                                    -
                                          -----------


   Outstanding at June 30, 1995             1,000,000
      Granted                               4,100,169
      Exercised                            (3,000,000)
      Forfeited                                    -
                                          -----------


   Outstanding at June 30, 1996             2,100,169
                                          ===========

   Exercisable at June 30, 1996             2,100,169
                                          ===========

   Price per share                          $3.25 to
                                             $6.25
                                          ===========





NOTE M - COMMITMENTS AND CONTINGENCIES

   The Company is from time to time involved in litigation as a normal part of its ongoing operations. At June 30, 1996, there was no litigation which in management's estimation would have a material impact on the consolidated financial statements of the Company.

   During 1996, the Company entered into employment agreements with three officers. The agreements provide among other things for terms of annual salary, minimum annual salary increases equal to the increase in the consumer price index plus 6%, the granting of 825,000 options, and an automobile allowance. Total annual salaries payable under these agreements are approximately $550,000 in each year 1997 through 2000, and $275,000 in 2001. In addition, in March 1996, the Company entered into a consulting agreement with a company owned and controlled by a director of the Company. The agreement provides compensation aggregating $100,000 to be paid over a six month period ending in September 1996.

   The Company has also entered into licensing agreements to acquire certain technology, which require payments through the year 2010. Minimum royalty payments are as follows:

          1997                             $  114,000
          1998                                116,000
          1999                                116,000
          2000                                116,000
          2001                                116,000
          Thereafter                        1,101,833
                                           ----------


          Total minimum royalty payments   $1,679,833
                                           ==========





NOTE N - SALES

   Revenues by geographical area are as follows:


       Year ended              North      Pacific     Europe/
         June 30,              America       Rim         Africa         Total
       --------------        ----------- ----------- -------------- -----------

           1996               $5,624,455   $902,830   $1,728,322  $8,255,607
           1995                3,090,381    836,339    2,589,110   6,515,830




NOTE O - RELATED PARTY TRANSACTIONS

   In addition to matters disclosed in Notes K, L, M and S, related party transactions are as follows:

   During the year ended June 30, 1996, two directors of the Company pledged personal assets (stock of the Company) as collateral for certain short-term debts. As of June 30, 1996 all related loans had been repaid and the directors were released from their guarantees. As a normal course of business two directors provide personal guarantees without compensation for the Company's revolving line of credit (Note G).

   During the year ended June 30, 1996, the Company loaned an aggregate of $105,000 to two officers and directors at 8% per annum. The loans were repaid during the year and as of June 30, 1996 there was no balance due the Company. Interest income of $5,295 was collected.


NOTE P - DISCONTINUED OPERATIONS

   In connection with a decision by the Company in fiscal 1995, the Company entered into an agreement, completed in August 1995, to divest its airport noise monitoring business. Under the terms of this agreement Harris Miller Miller and Hanson, Inc. (HMMH), an established consulting firm with its primary business related to transportation industry acoustic and vibration analysis, purchased all of the Company's assets and contracts related to the airport noise monitoring business and assumed approximately $100,000 of the Company's liabilities. HMMH also entered into a licensing agreement with the Company, which transfers the ownership of the Company's related technology. Also included in the agreement is a covenant for the Company to discontinue operations in and to not compete with HMMH within the airport noise monitoring industry. In return HMMH agreed to use its best efforts to utilize the Company's instrumentation in future contracts and will receive "most favored nations treatment" from the Company in pricing.

   The Company was paid a one-time fee of $125,000 and is guaranteed installment payments of $150,000 annually for the lesser of ten years or the term of the contract. The Company will also receive a varying royalty of 2 1/2% to 4% on gross revenues of HMMH resulting from the sale, installation, upgrade, and maintenance of airport noise and operations monitoring systems. The royalty is not dependent on HMMH's revenues being directly related to the acquired technology. HMMH has the right to buy out the installment nature of its obligation to the Company by making a balloon payment at the end of year 3, 5, 7, or 10 in the amount of $3,000,000, $2,200,000,
   $1,700,000 or $875,000, respectively, as a prepayment of all guaranteed and anticipated royalties due. If at the end of year 10 a balloon payment has not been made, HMMH will continue to make royalty payments of 3% for an additional five years. At the point of prepayment or the end of year 15, the technology portion of the assets licensed by HMMH will be transferred to them without lien or other encumbrance. Until then, the Company has placed in escrow the source codes related to pertinent computer software and allows, through an exclusive license agreement, HMMH full access and use of the technology.

   The Company's consolidated financial statements as of and for the year ended June 30, 1995 reflect the subsequent event with the carrying value of the long-term contractual arrangement being assigned the basis of the net assets sold and no gain or loss being currently recognized. Management estimates the proceeds from the contractual arrangement will equal or exceed the carrying value of the respective asset and currently is applying such proceeds received on a "cost recovery" method whereby the carrying cost of the asset is reduced accordingly.

   During the year ended June 30, 1996, the Company recognized royalty payments from HMMH in the amount of $388,146.


NOTE Q - ACQUISITION

   Effective October 27, 1995, the Company acquired 100% of the stock of Sensar Corporation (Sensar). Sensar holds manufacturing and distribution rights to patented technology developed at Brigham Young University related to time-of-flight mass spectrometers. The Company issued 586,387 shares of common stock (valued at $1,509,946), assumed an outstanding obligation of Sensar with regard to a line of credit in the amount of $535,823 at October 27, 1995, and paid $280,000 to Sensar to be used by Sensar to redeem 1,400,000 shares of its common stock. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities have been recorded at their estimated fair value at the date of acquisition, with the excess purchase price of $1,873,432 being allocated to acquired technology. A useful life of five years has been determined with amortization being calculated using the straight-line method. The results of operations of the acquired business have been included in the financial statements since the date of acquisition.

   The following unaudited proforma summary represents the combined results of operations as if the acquisition had occurred as of July 1, 1994, and do not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1994, or of results which may occur in the future.


                                                      Year ended June 30,
                                                      1996           1995
                                                 -------------- -------------

       Net sales                                     $8,544,000   $7,365,000
       Loss from continuing operations               (1,821,000)    (515,000)
       Loss from discontinued operations                     -      (770,000)
       Net loss                                      (1,821,000)  (1,285,000)
       Loss per share                                     (0.20)       (0.19)





NOTE R - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                           Year ended June 30,
                                            1996            1995
                                      --------------- ---------------


   Supplemental disclosure of cash flow information:
      Cash paid during the year for
         Interest                            $400,686  $355,988
         Income taxes                              -         -



   Non cash investing and financing activities:

   During the year ended June 30, 1996, the Company had the following non-cash financing transactions. The Company issued 586,387 shares of common stock, at a value of $1,509,946, to a third party to purchase 100% of the stock of Sensar Corporation (Note Q). Also during 1996, the Company acquired equipment through the incurrence of long-term obligations totaling $234,210.

   During the year ended June 30, 1995, the Company had the following non-cash financing transactions. The Company issued 43,405 shares of common stock, at a value of $108,423, to employees in payment of compensation. The Company issued 200,000 shares of preferred stock in payment of $500,000 of short-term debt and converted $300,000 of short-term debt to long-term debt. The Company issued 30,500 shares of restricted common stock, at a value of $38,215, for payment for services rendered. The Company issued 25,000 shares of common stock, at a value of $62,500, for payment for services rendered. The Company issued 5,125 shares of common stock, at a value of $10,575, to an officer for cancellation of 8,245 stock options. The Company acquired equipment through incurrence of long-term obligations totaling $189,747.


NOTE S - SUBSEQUENT EVENTS

   Subsequent to June 30, 1996, the Company issued 170,000 shares of common stock upon the exercise of warrants ranging in price from $3.25 to $8.00.

   Subsequent to June 30, 1996, the Company entered into an agreement on a prime plus 2.5% revolving line of credit. The agreement is with a financial institution for amounts up to $3,000,000 collateralized by accounts receivable and inventory. Interest only payable monthly, principal due August 2000.

   Also subsequent to June 30, 1996, the Company purchased 49,272 shares of common stock from two directors, at a value of approximately $365,000. The stock was then reissued to a third party as payment of royalty obligations of Sensar Corporation.






     REPORT OF INDEPENDENT
     ---------------------

     CERTIFIED PUBLIC ACCOUNTANTS
     ----------------------------

Board of Directors
Larson-Davis Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheet of Larson-Davis Incorporated and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Larson-Davis Incorporated and Subsidiaries as of June 30, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.




Provo, Utah
August 30, 1996