Form 10-Q
period 1996-09-30
LARSON DAVIS INC
filed 1996-11-13
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                              ------------------


                                       OR

[       ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to
                                    -------------   ---------------
                       Commission File Number   1-10013
                                              ------------------


                    Larson Davis Incorporated
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


                 Nevada                           87-0429944
----------------------------------------     --------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)


          1681 West 820 North
              Provo, Utah                           84601
----------------------------------------     --------------------
(Address of principal executive offices)         (Zip Code)


                         (801) 375-0177
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)


                               N/A
-----------------------------------------------------------------
                (Former name, former address, and former fiscal
                      year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X       No
                               --------         -------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

                            Yes            No
                               --------         -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 11, 1996, the Issuer had 10,456,118 shares of its common stock, par value $0.001 per share, issued and outstanding.


                   Page 1 of 51 consecutively numbered pages,
                    including exhibits pages 15 through 51.



                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

     Larson Davis Incorporated (the "Company") files herewith unaudited condensed consolidated balance sheets of the Company and its subsidiaries as of September 30, 1996 and June 30, 1996 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months ended September 30, 1996 and 1995, and unaudited condensed consolidated statements of cash flows for the three months ended September 30, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended June 30, 1996.

                                             LARSON DAVIS INCORPORATED AND SUBSIDIARIES

                                               UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS
                                               September 30,        June 30,
                                                    1996              1996             1996
                                               -------------      -----------
CURRENT ASSETS
  Cash and cash equivalents                    $ 2,673,135        $ 3,922,660
  Trade accounts receivable,
  net                                            2,437,320          2,332,417
  Inventories                                    3,257,747          2,923,650
  Costs and estimated earnings
  in excess of
     billings on uncompleted
     contracts                                     344,250            378,700
  Other current assets                             123,403            123,511
                                               -----------        -----------
     Total current assets                        8,835,855          9,680,938

PROPERTY AND EQUIPMENT, net                      1,678,564          1,610,473

ASSETS UNDER CAPITAL LEASE OBLIGATIONS, net        380,896            356,255

LONG-TERM CONTRACTUAL ARRANGEMENT,net            2,935,514          2,978,014

INTANGIBLE ASSETS, net                           5,181,499          5,143,348
                                               -----------        -----------
                                                10,176,473         10,088,090
                                               -----------        -----------
                                               $19,012,328        $19,769,028
                                               ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                $   775,398        $ 1,333,262
  Accounts payable                                 508,348            581,377
  Accrued liabilities                              459,398            767,254
  Current maturities of long-
  term obligations                                 178,852            178,852
  Current maturities of capital
  lease obligations                                 95,500             95,500
                                               -----------        -----------
     Total current liabilities                   2,017,496          2,956,245

LONG-TERM OBLIGATIONS, less
current maturities                                 714,985            778,835

CAPITAL LEASE OBLIGATIONS, less current
maturities                                         327,195            357,171

STOCKHOLDERS' EQUITY
  Preferred stock. $.001 par value;
  10,000,000 shares authorized;
     issued and outstanding
     200,000 shares                                    200                200
  Common stock, $.001 par value;
  290,000,000 shares authorized;
     issued and outstanding 10,456,118 shares
     on September 30, 1996
     and 10,258,406 shares on
     June 30, 1996                                  10,456             10,258
  Additional paid-in capital                    19,165,410         18,402,999
  Accumulated deficit                           (3,234,956)        (2,752,360)
  Cumulative foreign currency
  translation adjustment                            11,542             15,680
                                               -----------        -----------
     Total stockholders' equity                 15,952,652         15,676,777
                                               -----------        -----------
                                               $19,012,328        $19,769,028
                                               ===========        ===========


                                             LARSON DAVIS INCORPORATED AND SUBSIDIARIES

                                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the three months ended
                                                      September 30,
                                               --------------------------
                                                   1996           1995
                                               -----------    -----------
Net sales                                      $ 2,158,714    $ 1,892,248

Costs and operating expenses
  Cost of sales and operating
  expenses                                         945,922        685,342
  Research and development                         736,795        402,370
  Selling, general and
  administrative                                   922,483        565,161
                                               -----------     ----------

                                                 2,605,200      1,652,873
                                               -----------     ----------

Operating profit (loss)                           (446,486)       239,375

Other income (expenses), net                       (24,860)      (100,678)
                                               -----------     ----------

Income (loss) before taxes                        (471,346)       138,697
Provision (benefit) for income
taxes                                                    -              -
                                               -----------     ----------

NET EARNINGS (LOSS)                            $  (471,346)    $  138,697
                                               ===========     ==========


EARNINGS (LOSS) PER COMMON SHARE               $     (0.05)    $     0.02
                                               ===========     ==========



                                             LARSON DAVIS INCORPORATED AND SUBSIDIARIES

                                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the three months ended
                                                         September 30,
                                                   --------------------------
                                                       1996           1995
                                                   ------------   -----------
Cash flows from operating activities
  Net earnings (loss)                              $  (471,346)   $  138,697
                                                   -----------    ----------

  Adjustments
     Depreciation                                      100,796        83,861
     Amortization                                      109,675        94,808
     Trade accounts receivable                        (104,903)       (6,779)
     Inventories                                      (334,097)     (375,889)
     Other current assets                                  108        14,499
     Costs and estimates earnings in excess
          of billings on uncompleted contracts          34,450       101,568
     Accounts payable                                  (73,029)     (343,428)
     Accrued liabilities                              (307,856)      (31,242)
                                                   -----------    ----------
          Total adjustments                           (574,856)     (462,602)
                                                   -----------    ----------

          Net cash used in operating
          activities                                (1,046,202)     (323,905)
                                                   -----------    ----------
Cash flows from investing activities
  Purchase of property and equipment                  (193,527)      (86,174)
  Purchase of stock of Sensar Corporation               71,358
  Purchase of technology                              (105,326)     (129,786)
  Costs of contractual arrangements                          -       (35,055)
                                                   -----------    ----------

          Net cash used in investing
          activities                                  (227,495)     (251,015)
                                                   -----------    ----------

Cash flows from financing activities
  Net change in notes and long-term
  obligations                                         (621,714)     (438,300)
  Principal payment on capital lease
  obligations                                          (29,976)      (37,327)
  Proceeds received from issuance of stock and
  exercise of options                                  691,250     1,191,665
  Preferred dividends                                  (11,250)      (15,000)
                                                   -----------    ----------

          Net cash provided by financing
          activities                                    28,310       701,038

Effect of exchange rates on cash                        (4,138)        2,838
                                                   -----------    ----------
Net increase (decrease) in cash and cash
equivalents                                         (1,249,525)      128,956
Cash and cash equivalents at beginning of
period                                               3,922,660        43,295
                                                   -----------    ----------

Cash and cash equivalents at end of period         $ 2,673,135    $  172,251
                                                   ===========    ==========



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 1996, and for all periods presented have been made.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's June 30, 1996, audited financial statements and the notes thereto. The results of the operations for the period ended September 30, 1996, may not necessarily be indicative of the operating results for the year ending June 30, 1997.

     Business Presentation. The accompanying condensed consolidated financial statements of LarsonoDavis Incorporated include the accounts of the Company and its wholly-owned subsidiaries, LarsonoDavis Laboratories Corporation, Sensar Corporation, and LarsonoDavis Ltd. (a UK Corporation). All significant intercompany transactions and accounts have been eliminated in consolidation.

     Reclassifications. Certain reclassifications have been made to the 1995 finical statements to conform with the 1996 presentation and are not material.

     Cash and Cash Equivalents. For purpose of the financial statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Inventories. Inventories are valued at the lower of cost (using the average cost method) or market.

     Plant and Equipment. Equipment is carried at cost less related accumulated depreciation. Depreciation, including amortization of capitalized leases, is computed using the straight-line method over useful lives ranging from 5 to 10 years. Buildings and improvements are being depreciated over a useful life of 30 years using the straight-line method.

     Intangible Assets. The Company capitalizes all costs incurred to develop software after technological feasibility has been established. Costs incurred to acquire product technology and license rights are capitalized. These costs are being amortized over estimated useful lives ranging from 5 to 17 years by the straight-line method.

     Preferred Stock Dividend. During the period ended September 30, 1996, the Company recognized preferred stock dividends payable on 200,000 shares of issued and outstanding preferred stock in the amount of $11,250 and $15,000 for the same period in 1995.

     Translation of Foreign Currencies. The foreign subsidiary's asset and liability accounts originally recorded in local currency are translated into U.
S. dollar amounts. Transaction gains/losses and intercompany foreign currency transactions are not material and are included in general and administrative expenses. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

     Revenue Recognition. The Company recognizes revenues on the majority of its product sales and services at the time of product delivery or the rendering of services. With respect to recognizing long-term contract revenues and charging expenses to operations, the Company has adopted the percentage-of-completion method of recognizing revenues and accruing expenses. Revenues are accrued and a current, non-trade receivable is created based on estimates of the completed portion of the contract. Losses on long-term contracts are recognized when they become apparent.

     Research and Development Costs. Research and development costs have been charged to expense as incurred.

     Earnings (Loss) Per Share. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for the periods ended September 30, 1996 and 1995, is 10,350,000 and 7,576,427, respectively.

NOTE B - INVENTORIES

     Inventories consist of the following:

                             As of
                 ---------------------------
                    9/30/96        6/30/96
                 -----------     -----------
Raw materials    $ 1,320,270     $ 1,129,835
Work in process    1,100,962         680,972
Finished goods       836,515       1,112,843
                 -----------     -----------
                 $ 3,257,747     $ 2,923,650
                 ===========     ===========



NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment and useful lives are as follows:

                                                As of
                               -------------------------------------
                                Years       9/30/96         6/30/96
                               -------    -----------    -----------
Land                                      $    25,000    $    25,000
Buildings and improvements     5 - 30         968,613        966,969
Machinery and equipment        5 - 10       2,346,049      2,249,482
Furniture and fixtures         5 - 10         422,076        386,644
                                          -----------    -----------
                                            3,761,738      3,628,095
Accumulated depreciation and
amortization                               (2,083,174)    (2,017,622)
                                          -----------    -----------
                                          $ 1,678,564    $ 1,610,473
                                          ===========    ===========




NOTE D - LEASED EQUIPMENT

     The following is a summary of the leased capital equipment:

                                       As of
                             -------------------------
                              9/30/96         6/30/96
                             ----------     ----------
Equipment                    $ 807,982      $ 748,099
Accumulated depreciation      (427,086)      (391,844)
                             ---------      ---------
                             $ 380,896      $ 356,255
                             =========      =========



NOTE E - INTANGIBLE ASSETS

     The following is a summary of intangible assets:

                                                    As of
                                        ----------------------------
                                           9/30/96         6/30/96
                                        ------------    ------------
Acquired technology                     $ 3,660,551     $ 3,588,793
Capitalized software development costs    1,932,333       1,907,101
Goodwill                                    142,277         142,277
Patents                                     142,350         134,015
Accumulated amortization                   (696,012)       (628,838)
                                        -----------     -----------
                                        $ 5,181,499     $ 5,143,348
                                        ===========     ===========



NOTE F - SHAREHOLDERS' EQUITY

                                                      Additional
                                                        Paid-in    Accumulated   Currency
                 Preferred Stock     Common Stock       Capital      Deficit    Translation
                 ---------------   -----------------  -----------  -----------  -----------
                 Shares   Amount   Shares    Amount      Amount       Amount       Amount    TOTAL
                 -------  ------   --------- -------  -----------  -----------  -----------  -----------
Balance 7/1/94         -      -    5,827,249 $ 5,827  $ 5,663,650  $  (685,745)   $ 3,413    $ 4,987,145
Fiscal 1995      200,000  $ 200      732,230     732    1,742,464     (311,617)    (7,434)     1,424,345

Balance 6/30/95  200,000    200    6,559,479   6,559    7,406,114     (997,362)    (4,021)     6,411,490
Fiscal 1996            -      -    3,698,927   3,699   10,996,885   (1,754,998)    19,701      9,265,287

Balance 6/30/96   200,00    200   10,258,406  10,258   18,402,999   (2,752,360)    15,680     15,676,777
1st Qtr                -      -      197,712     198      762,411     (482,596)    (4,138)       275,875
Fiscal 1997


                 200,000  $ 200   10,456,118  $10,456 $19,165,410  $(3,234,956)   $11,542    $15,952,652
                 =======  =====   ==========  ======= ===========  ===========    =======    ===========



NOTE G - STOCK OPTIONS AND WARRANTS

     The Company has various option plans which provide for the grant of options on its common stock to both employees and unrelated third parties. (Refer to the Company's audited financial statements for the year ended June 30, 1996, for more detailed information.) The following is a summary of outstanding options, which have exercise prices per share ranging from $1.50 to $8.00, as of September 30, 1996:

                          Outstanding     Exercisable
                          -----------     -----------
Balance 7/1/96             2,864,430      1,359,430
Granted during period              -              -
Vested during period               -              -
Exercised during period      (50,000)       (50,000)
Forfeited during period            -              -
                           ---------      ---------
Balance 9/30/96            2,814,430      1,309,430
                           =========      =========



     The following is a summary of warrants which are outstanding as of September 30, 1996, that have exercise prices per share ranging from $3.25 to $6.25:

Balance 7/1/96             2,100,169      2,100,169
Granted during period              -              -
Exercised during period     (120,000)      (120,000)
Forfeited during period            -              -
                           ---------      ---------
Balance 9/30/96            1,980,169      1,980,169
                           =========      =========



NOTE H - RELATED PARTY TRANSACTION

     During the three-month period ended September 30, 1996, the Company purchased 49,272 shares of common stock from two directors, at a value of approximately $325,000. The stock was then reissued to a third party as payment of royalty and related obligations of Sensar Corporation.



                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS

BUSINESS DEVELOPMENT

     The Company previously announced its intention to implement a development plan which, in general, included acquiring compatible technologies, raising sufficient capital funding, undertaking product development, and entering into marketing relationships with recognized industry leaders. The initial steps of this plan have been successfully implemented. The Company acquired its CrossCheck technology in 1994 and Sensar Corporation in 1995. In the 15 month period ended September 30, 1996, the Company received capital infusions from the exercise of options and warrants in the net amount of approximately $10,000,000. The Company anticipates the introduction of four new significant Sensar products during the first calendar quarter of 1997. Other product development efforts based on the CrossCheck technology are continuing. The Company has also entered into two marketing agreements with SAES/Getters and Weidmann, both leaders in their respective industries. Currently, the Company is involved in ongoing discussions with other potential strategic alliance partners in an effort to expand its market penetration capabilities. The Company is hopeful that these efforts will lead to new markets and increased revenues from its non-acoustic and vibration business by the end of fiscal year 1997, although the potential impact of such matters cannot currently be quantified.

     Expenditures related to the business development plan discussed above are reflected throughout the financial statements and are not isolated to a single account classification. For example, the Company is building its management and control infrastructure which affects its selling, general, and administrative costs. This accounts for part of the approximately $357,000 increase which occurred between the three-month periods ending September 30, 1996 and 1995, which were $922,483 and $565,161, respectively.

     One direct comparison is research and development expenses for the two periods. For the three months ended September 30, 1996 and 1995, research and development costs were $736,795 and $402,370, respectively. This approximately $334,000 increase is an indication of the emphasis currently being placed on product development by the Company.

BALANCE SHEET ANALYSIS

     Current Assets

     Total current assets decreased by 9% during the three-month period ended September 30, 1996. The significant portion of the change was a decrease in cash and cash equivalents of approximately $1,250,000. The funds were in part used to reduce current liabilities of the Company and to fund development efforts.

     Current Liabilities

     Total current liabilities decreased by 32% during the three-month period ended September 30, 1996. A decrease of approximately $558,000 in notes payable is a result of reducing the Company's line of credit balance. Also, accrued liabilities decreased by approximately $308,000 as a result in part of payments related to commissions and royalties payable.


     Other Balance Sheet Accounts

     Other balance sheet accounts experienced expected business cycle fluctuations which are in line with revenue and general business activities for the period.

STATEMENT OF OPERATIONS ANALYSIS

     The statement of operations for the period ended September 30, 1996, is not representative of the expected operations for the year ended June 30, 1997. The Company anticipates fulfilling two large orders during the second fiscal quarter with a combined invoice value of approximately $900,000, a portion of which was manufactured (but not shipped or recognized) along with the products that were shipped during the September 30, 1996, quarter. This is in part reflected in the increase in the work in process inventory for the three-month period ended September 30, 1996. It is anticipated shipment of those orders will result in an increase in revenues during the second fiscal quarter.

     As a percentage of net sales, selling, general, and administrative expenses for the three-month period ended September 30, 1996, is 43% as compared to 30% for the same period ended September 30, 1995. As part of its planned development, the Company has begun to increase marketing support and technical sales efforts. This is in preparation for the anticipated increase in revenues generated from the introduction of new products. Also, annual costs for the preparation of the Company's year end reports, including audit and legal fees associated with preparing its Form 10-KSB, are normally recognized during this fiscal quarter. Professional fees in 1996 were higher than those in 1995. This is due, in part, to the Company's appointment of a new auditing firm, which justifiably included necessary additional time and costs associated with establishing a new audit relationship. It is anticipated the percentage comparison of selling, general, and administrative expenses with net sales will remain at approximately the one percentage level or perhaps decrease slightly in upcoming quarters.

     Net sales

     Net sales for the three-month periods ended September 30, 1996 and 1995, were $2,158,714 and $1,892,248, respectively. This represents an approximately 14% increase. In comparison with the fourth quarter of fiscal 1996, the increase is approximately 21% (net sales for the quarter ended June 30, 1996, were $1,785,904). An increase of approximately $420,000 in the work in process inventory (balances at June 30, and September 30, 1996, of $680,972 and $1,100,962, respectively) indicates in part the financial effect of a product build-up for future delivery.

     Costs and Operating Expenses

     A comparison of the percentage of cost of sales to net sales for the three-month period ended September 30, 1996, and the fiscal year ended June 30, 1996, is 44% and 50%, respectively. The costs associated with Sensar products have been drastically reduced as a result of improved purchasing procedures and a redesign of critical electronic components. For the three-month periods ended September 30, 1996 and 1995, the comparison is 44% and 36%, respectively. Management anticipates, in time, the Company's cost of sales will stabilized in the 40% to 43% range.

     The Company is engaged in a highly technical field and has traditionally made a significant commitment to research and development. Until the implementation of the planned development effort previously discussed, research and development costs averaged about 11% of net sales. For the three-month periods ended September 30, 1996 and 1995, these costs were 34% and 21%, respectively.

     Other Income (Expenses)

     The 75% decrease in other expenses is due to an increase in interest income earned by investing cash reserves and the reduction of short-term debt. The Company invests its excess cash in an agreement with a bank to purchase through a daily repurchase plan securities of the United States government. At September 30, 1996 and 1995, cash and cash equivalents were $2,673,135 and $172,251, respectively. Interest income for the three months ended September 30, 1996 and 1995, were approximately $29,000 and $0, respectively. With its improved cash position, the Company has reduced borrowing and, consequently, its interest expense. For the three months ended September 30, 1996 and 1995, interest expenses were approximately $58,000 and $101,000, respectively.

CAPITAL AND LIQUIDITY

     The Company received proceeds from the issuance of common stock on the exercise of warrants and options in the net amount of approximately $9,270,000 during the fiscal year ended June 30, 1996. During the three-month period ended September 30, 1996, an additional approximately $760,000 was received. Capital obtained from these fund raising activities has in part been used to supplement the Company's operations allowing for the funding of accelerated research and development.

     At September 30, 1996, the Company's working capital ratio was 4.4:1 ($8,835,855 in current assets compared to $2,017,496 in current liabilities). A part of the Company's available capital resources is a line of credit with a commercial lending institution which has a limit of $3,000,000 and is adjusted from time to time based on inventory and accounts receivable ratios. The outstanding balance of the line of credit on September 30, 1996, was approximately $775,000. The Company considers its current liquidity position to be favorable and anticipates sufficient cash available from operations, borrowing capabilities, and reasonably anticipated capital funding to meet its anticipated capital expenditures during the remainder of the current fiscal year.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-Q contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including the completion of commercial products within projected time frames, the market acceptance of currently untested products, the ability of the Company to successfully address technical and manufacturing problems in producing new products, the success of the marketing efforts of the Company and the entities with which it has agreements, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.


                                    PART II
                               OTHER INFORMATION

                   ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
     The following exhibits are included as part of this report:

             SEC
Exhibit   Reference
Number      Number     Title of Document                                                      Page
------      ------     -----------------                                                      ----

 1          (10)       Credit and Security Agreement between Larson Davis Laboratories
                       Corporation, Sensar Corporation, and Norwest Business Credit, Inc.,
                       dated as of September 30, 1996 ......................................   15

 2          (27)       Financial Data Schedule .............................................   51


REPORTS ON FORM 8-K

     The Company did not file a report on form 8-K during the quarter ended September 30, 1996.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Larson Davis Incorporated


Dated:  November 12, 1996          By   /s/ Dan J. Johnson
                                     -----------------------------------
                                     Dan J. Johnson, Secretary/Treasurer
                                     (Principal Financial and Accounting
                                      Officer)