Form 10-K
period 1996-12-31
LARSON DAVIS INC
filed 1997-03-31
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[    ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended
                                             ---------------

                                       OR

[ X ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from   July 1, 1996    to    December 31, 1996
                                   ------------------     ---------------------


                      Commission file number    0-17020
                                             -------------


                           Larson Davis Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                           87-0429944
     -------------------------------         -------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

    1681 West 820 North, Provo, Utah                84601
----------------------------------------     -------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (801) 375-0177
                                                  --------------------

Securities registered under section 12(b) of the Act:

        Title of each class     Name of each exchange on which registered
               None                             None
        -------------------     -----------------------------------------


Securities registered under section 12(g) of the Act:

                 Common Stock, Par Value $0.001
-------------------------------------------------------------------------
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 25, 1997, there were 11,374,191 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $93,000,000, computed at the closing quotation for the Issuer's common stock of $10.25 as of March 25, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes. None.


                               TABLE OF CONTENTS

Item Number and Caption                                      Page
-----------------------                                      ----
PART I

1.   Business                                                   3

2.   Properties                                                11

3.   Legal Proceedings                                         12

4.   Submission of Matters to a Vote of Security Holders       12


PART II

5.   Market for Registrant's Common Equity and Related
     Stockholder Matters                                       13

6.   Selected Financial Data                                   14

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       16

8.   Financial Statements and Supplementary Data               21

9.   Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure                       22

PART III

10.  Directors and Executive Officers of the Registrant        23

11.  Executive Compensation                                    25

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                28

13.  Certain Relationships and Related Transactions            29


PART IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                               31


SIGNATURES                                                     35

                                     PART I


                               ITEM 1.  BUSINESS

GENERAL

     Larson Davis Incorporated ("the Company") is engaged in the design and development of analytical instruments. The Company has been in the business of developing, manufacturing, and marketing precision acoustical and vibration instrumentation since 1981. The Company is currently attempting to commercialize two additional families of products, its mass spectrometry related instruments (the "Sensar Technology"), and its polymer analysis technology (the "CrossCheck Technology"). In late 1996, the Company initiated sales of its time-of-flight mass spectrometer, the TOF 2000, to the semiconductor industry through an exclusive marketing agreement with a major distributor to this market. The Company is currently refining other related technologies to design low-cost, high-speed, mass spectrometry based data acquisition and digital processing products for potential applications in other industries.

     The Company has recently entered into an agreement with a leading international vendor of insulation materials for electrical transformers in the utility industry to design and develop products based on its CrossCheck Technology intended to provide predictive maintenance data to the owners and operators of large electrical transformers and related equipment. The Company is also exploring additional applications in other industries for this technology.

     The Company is dedicating significant amounts to technological research, product development, and marketing strategies. The Company believes that the patents underlying its technologies represent significant advances on existing technologies in the analytical instrumentation market and that it can design and produce instruments that are technically superior to those available today. However, much of the potential success of the Company depends on the successful development of commercial products, the existence or creation of a market demand for any products that may be developed, the ability of the Company to achieve significant market penetration for any such products in several large markets, and the ability of the Company to produce and market any such products on a profitable basis. Such an effort requires a significant dedication of time, expertise, and money, and there can be no assurance of ultimate success.

The Company is currently comprised of three active, wholly-owned subsidiaries:

     LARSON DAVIS LABORATORIES CORPORATION ("LDL") focuses on the design, development, manufacturing, and marketing of acoustics and vibration products and services.

     SENSAR CORPORATION ("Sensar") develops, manufactures, and markets sophisticated chemical detection and analysis instrumentation and polymer analysis technology used for quantitative and qualitative analysis.

     LARSON DAVIS, LTD. ("LTD"), a European distribution entity located in the United Kingdom.

     Unless the context otherwise requires, when used herein, the term "the Company" refers to Larson Davis Incorporated and its operating subsidiaries.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-K contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including the completion of commercial products within projected time frames, the market acceptance of currently untested products, the ability of the Company to successfully address technical and manufacturing problems in producing new products, entering into strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of the Company and the entities with which it has agreements, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

ACOUSTIC AND VIBRATION BUSINESS

     The Company was established to engage in the acoustics and vibration instrumentation industry and this business remains its "core" business. The acoustic and vibration products of the Company are focused on precision measurement instruments for use in a variety of industries. These products combine very sophisticated environmental data collection systems with high-speed data acquisition and processing systems to give users critical information concerning acoustical or vibration based events. The Company's customers for these products include major corporations in a variety of industries, including automobile manufacturers, aircraft manufacturers, defense contractors, and the United States military. Subdivisions of this market in which the Company's instrumentation is currently being utilized are:

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

     As part of its ongoing research and development efforts, the Company continues to upgrade and refine its existing products in the acoustic and vibration market and develop new products. Over the past year, the Company has introduced a number of new products designed to make its instruments more sensitive and accurate, smaller and lighter weight, and easier to use. The Company believes that its family of products in this industry are competitive on technical sophistication, ease of use, and price.

SENSAR TECHNOLOGY

     Sensar currently manufactures an ultra-sensitive, high speed, mass spectrometer known as the TOF-2000 which has been sold to a limited number of producers of semiconductor "chips," including Micron and Atmel. These are highly specialized instruments which currently sell at a retail price of approximately $150,000 to $300,000. The Company entered into a five-year agreement with SAES Getters S.p.A., a major international distributor of scientific instrumentation ("SAES"), for SAES to act as the exclusive distributor to market these instruments to the semiconductor industry. In order to maintain its exclusive rights, SAES is required to meet certain annual minimum sales requirements that escalate over the term of the agreement and that require the sale of a minimum of nine instruments in 1997. Through December 31, 1996, the agreement required SAES to purchase a minimum of eight units.
Although only two instruments have been sold through SAES to date, the Company has continued to work with SAES and has not yet sought to terminate the exclusive nature of the agreement.

     The TOF-2000 provides fabricators with real-time spectrum analysis of gases used in microchip production. The production process requires ultra-pure gases. Impurities such as hydrogen or oxygen in quantities as small as parts per trillion can reduce production yield and microchip performance. The TOF-2000 has potential applications in other industries, and the Company has recently completed a prototype model that was introduced at PittCon, the analytical instrument industry's largest trade show that was held in March 1997, that is significantly smaller in size, has enhanced capabilities, and can be manufactured at a lower cost.

     Mass spectrometers are frequently used as the middle component of systems for high-speed, high sensitivity separation and identification of chemicals and compounds. The first stage is a separation method such as liquid chromatography, gas chromatography, or capillary electrophoresis.

     The Company has new products currently in development for the following chemical detection methods based on patented technology:

     Capillary Electrophoresis ("CE") and Capillary Chromatography ("CC") are techniques used to separate chemicals. When coupled with the Company's mass spectrometer technology, the user can, more timely and effectively, analyze elements which result from the separation process. Sensitivity is essential because of the small sample size normally involved. These separation techniques are useful in biomedical analysis and have only become feasible with a CE mass spectrometer because of the Company's technology.

     Inductively Coupled Plasmas ("ICP") are rapid separation techniques which replace tedious and time-consuming atomic absorption and emission spectroscopies currently used. Current ICP/MS instrumentation is not sensitive enough to detect many trace level elements contained within samples. The instruments currently under development by the Company are designed to do this.

     The third stage of the separation and identification system is the high-speed data acquisition system. The Company has significant expertise in this area as a result of its experience in capturing and analyzing acoustical and vibration events. The Company has developed hardware and an algorithm that permits it to capture data from an event as short as 20 milliseconds. Such rapid data acquisition and analysis is critical to the sensitivity and accuracy of the mass spectrometer system. The Company believes that this experience and expertise currently gives it a competitive advantage in high-speed data acquisition and analysis over systems that are currently available. However, the Company's ability to benefit from this advantage will depend on successfully completing the development of the planned products, overcoming any manufacturing difficulties, and gaining the necessary market penetration for any products that may be commercialized. The Company is currently seeking to establish strategic relationships with significant participants in various industries in order to accomplish these goals.

CROSSCHECK TECHNOLOGY

     The Company holds the exclusive license to a technology known as "CrossCheck," a proprietary process used to determine, in real time, the in situ characteristics of polymer substances. Polymers are naturally occurring or synthetic substances comprised of long chains of multiple individual molecules and include petrochemicals, paints, adhesives, and composites. The properties and strength of certain polymers are determined by the quality of the bonds linking the individual molecules. These bonds are often formed during a curing process and are affected by heat, friction, oxidation, and contamination. The CrossCheck Technology offers an opportunity to monitor the bonding process and to evaluate the quality and characteristics of the resulting polymer. The Company has been in the process of conducting laboratory research to quantify, categorize, and document results from scientific experimentation, using such research to develop instrumentation. The Company has delivered a limited number of prototype instruments to third-party beta sites for evaluation and comment.

     In September 1996, the Company entered into a contract with a marketing subsidiary of Weidmann International Corporation ("Weidmann") to develop and market products targeted at the electrical transmission and distribution market. Weidmann is the world's largest vendor of advanced insulation materials for electrical transformer assemblies and engages in the design of transformer and switching equipment. The Company will provide the diagnostic monitoring technologies like CrossCheck, vibration monitoring, thermography, and chemical analysis, while Weidmann will provide its knowledge of the industry to assist in the identification, design, and development of products intended for this market. On completion of marketable products, the parties anticipate that Weidmann will provide rapid entrance in the industry through established customers and its major industry presence. However, the target products have not yet been developed or fully identified, and there can be no assurance that this market will become a major source of revenues or be profitable for the Company. The Company anticipates that it will spend a significant part of its planned research and development expenses on development of these products during the 1997 calendar year.

     The Company has also investigated other potential applications for CrossCheck within a number of industries. To seek to maximize its immediate economic benefit from this technology, the Company has concentrated its efforts in developing products and relationships in the areas of electrical utilities, as described above, and in the composite, coating, and adhesive industries:

     Composites Industry - - CrossCheck was developed to monitor cure rates and determine product quality within the composites industry.

     Coatings and Adhesives - - Curing characteristics of coatings and adhesives are controlled by additives and different proportions of ingredients and CrossCheck, as a real-time monitor of cure rate and current polymer characteristics, has proven to be effective.

The Company continues to pursue opportunities in other industries, among which are:

     Lubrication Industry - - products designed to monitor subtle changes in oils as they age, wear, become contaminated, or change due to environmental exposure.

     Environmental Monitoring - - products designed to test and monitor ground water, lakes, streams, or storage containers for contamination.

     Chemical Inventory - - products designed to indicate the quality of stored chemicals to assure quality at the time of use.

     Concrete Industry - - products designed to monitor rate and current status of concrete cure to allow for intervention, verify quality, and assure strength and hardness.

BUSINESS HISTORY

     During the fiscal periods included in this report, the Company has been involved in a number of significant business changes (see Notes to Consolidated financial Statements; Note Q--Discontinued Operations and Note R--Acquisitions):

     March 1994 - - The Company purchased all of the outstanding shares of a corporation chartered in England and the corporation was renamed LARSONoDAVIS, LTD. LTD serves as a European distribution point and expanded service and repair center for the Company.

     June 1994 - - The Company acquired substantially all of the intangible assets of a privately-held Massachusetts corporation related to the airport noise monitoring industry. Also purchased were the rights to approximately 25 contracts for the installation, maintenance, and support of airport noise monitoring systems. In August 1995, the Company entered into an agreement to transfer this airport noise monitoring operations to an established consulting firm engaged in the transportation industry. The Company also transferred the management of substantially all of its airport contracts to the consulting firm and agreed not to compete within the industry.

     June 1994 - - With the return of the minority interest in LarsonoDavis Info, Inc. ("Info"), a subsidiary of the Company, held by Commerce Clearing House, the Company discontinued the operations of two of its software based subsidiaries, Info and Advantage Software, Inc. Management terminated the business of these subsidiaries and reduced the carrying value of the related assets to zero.

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

     The CrossCheck technology held by the Company is subject to the protection of United States patents, including several continuations-in-part, and international patent applications. The technology held by Sensar is also protected by patents. The Company currently has technology subject to 14 patents and 5 additional patent applications. The Company also protects its patented technology by confidentiality and nondisclosure procedures similar to those used with its non-patented technology to further ensure the proprietary nature of the technology.

     The Company has also registered "NOISEBADGE" to use as a trademark in the marketing of noise level meters with the United States Office of Patents and Trademarks.

MANUFACTURING AND ASSEMBLY

     The Company is involved in the manufacture of both its hardware and software products. It utilizes the services of certain subcontractors to manufacture component parts for its products to minimize the amount of its capital investment and increase its flexibility in dealing with changes in the manufacturing processes. Approximately 20% of manufacturing is performed by subcontractors. However, all final assembly is done by the Company's employees as part of its quality control program. Manufacturing activities occupy approximately 17,000 square feet of the Company's facilities. (See "ITEM 2. PROPERTIES.")

PRODUCT COMPONENTS

     The Company utilizes a large number of individual electronic components in connection with the manufacture of its analytical instruments. The Company has developed and sells its own line of high quality transducers for the acquisition of acoustical and similar events so that it is no longer dependent on suppliers for these component parts. Certain hardware components of the Company's mass spectrometer based instruments are custom designed and subcontracted to established machine shops for manufacture. The Company recently established its own in-house machining capability by acquiring appropriate equipment and hiring qualified individuals to manage and operate the equipment. The machine shop provides the Company with a secondary source for its very precise transducer components and reduces the risk of product shortages. Most of the other components utilized by the Company are available from a number of manufacturers and the Company's decisions with respect to suppliers are based on availability of the necessary component, the reliability of the supplier in meeting its commitments, and pricing.

     The Company purchases certain supplies from third-parties for installation in environmental noise monitoring systems. Generally, these supplies consist of "brand name" computers, printers, and other peripherals, and are readily available from a variety of manufacturers or suppliers.

MARKETING AND DISTRIBUTION

     The Company markets and distributes its acoustics and vibration hardware products primarily through independent manufacturer's representatives. The efforts of these representatives are supported by the Company's in-house staff of marketing and technical personnel. Instrumentation connected with the Company's mass spectrometer technology is currently being marketed within the semiconductor industry by SAES under a distribution agreement with an initial term of five years. The Company has granted exclusive rights to a marketing subsidiary of Weidmann to market predictive maintenance products to the electrical transmission and distribution industry. This agreement has an initial term of ten years, subject to the satisfaction of certain contractual commitments by both parties. The Company anticipates that it may enter into similar arrangements with established companies in specific industries in connection with the development of new products.

     The Company invests in both image building and direct product advertising. This exposure takes many forms, including participation on industry standards boards, exhibitions at trade shows, Company sponsored training classes, direct technical demonstrations, and industry publication advertisements.

BACKLOG

     As of December 31, 1996, the Company had an order backlog believed to be firm of approximately $1,200,000, which is not reflected in the financial statements included elsewhere herein. This compares to a backlog at June 30, 1996, of approximately $1,500,000.

COMPETITION

LDL

     The acoustics and vibration hardware products are positioned in a niche market which caters to a technically sophisticated user base. For a number of years this market was dominated by a single competitor, Bruel & Kjaer ("B&K"). B&K has traditionally been the largest supplier of acoustics and vibration instrumentation in the world. In addition to B&K, there are several smaller companies in direct competition with the Company. In the opinion of management, none of the competitors other than B&K has available a full line of acoustical and vibration products, similar to that offered by the Company. There are also a small number of large companies which produce, in most cases, isolated products which can be adapted to certain applications in the acoustics industry.

     While many of the companies which compete with the Company have greater financial and managerial resources, management believes the Company can compete effectively based on its ability to: (1) adapt rapidly to technology changes,
(2) technically market to specialized users, and (3) offer a complete line of solutions to users' needs.

Sensar

     The mass spectrometer market is dominated by a number of large companies with individual sales ranging from $250 million to over $2 billion. Significant portions of those sales are attributable to the mass spectrometer segment.
These companies include Perkin-Elmer/Sciex, Fisons Group/VG Instruments, Thermo Electron Corporation and certain of its subsidiaries (including Finnigan Corporation, Thermo Instruments Systems, Inc., and Thermo Jarrell Ash), Bio-Rad, Micromass, Inc., Perseptive Biosystems, Inc., and Beckman Instruments. Competition among these companies is intense, so developing or otherwise obtaining the most current technology is important. The nature of the market has been for these companies to establish formal strategic alliances with smaller, technically adept companies. The Company plans to develop its acquired technology into a family of instruments to address perceived needs within the mass spectrometer and related markets. Once suitable products are developed, the Company intends to pursue formal marketing alliances, although there can be no assurance that it will be successful in these efforts.

     The Company has entered into an exclusive marketing agreement with SAES to sell its TOF 2000 to the semiconductor industry. (See "CrossCheck Technology.") In addition, it has entered into an exclusive agreement to design, develop, and market products intended for the electrical transmission and distribution market with a marketing subsidiary of Weidmann. (See "Sensar Technology.")

GOVERNMENTAL REGULATION

     The products of the Company are not subject to the authority of a specific governmental regulatory agency and do not generally require approval or certification by such agencies. In addition, there are no existing, or to the knowledge of the Company, pending governmental regulations, that would have a material effect on the business conducted by the Company.

ENVIRONMENTAL COMPLIANCE

     The manufacturing activities of the Company involve the use, storage, and disposal of small quantities of certain hazardous chemicals. The costs to the Company of complying with environmental regulations are not material to its operations. The Company employs an outside service to handle the disposal of these chemicals. The Company conducts training courses for its employees in safety and the handling of these chemicals and maintains a safety committee to review its policies and procedures from time to time.

MAJOR CUSTOMERS AND FOREIGN SALES

     During the six months ended December 31, 1996, one customer, Measurement and Testing, Inc., accounted for 13% of sales. There were no customers which represented more than 10% of the total sales for the Company during the years ended June 30, 1996, 1995, and 1994. In the six months ended December 31, 1996, and the fiscal years ended June 30, 1996, 1995, and 1994, government sales were not significant with sales volumes less than 5% of continuing operations for each of the periods.

     Export sales of the Company for the six months ended December 31, 1996, and the years ended June 30, 1996, 1995, and 1994, are 57%, 33%, 53%, and 42% of
revenues from continuing activities, respectively. The Company exported its products into a number of geographical markets that are more specifically identified in the notes to the consolidated financial statements of the Company.

PERSONNEL

     The Company currently has 108 employees, 26 of which are involved in professional or technical development of products, 52 in manufacturing, 16 in marketing and sales, and 14 in administrative and clerical. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

                              ITEM 2.  PROPERTIES

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

     In addition, the Company rents approximately 10,000 square feet of space on a month-to-month basis that is located immediately across the street from the Company's corporate headquarters in Provo, Utah, and that is being used by the Sensar group. Approximately 5,000 square feet of the space is being used for manufacturing, storage, and shipping and the remaining space is used for development and administrative functions. The monthly payment is approximately $6,500 per month. The Company also rents approximately 1,200 of office space in Red Car, England, to serve as the headquarters of LTD at a monthly rate of approximately $425. This space is leased on a month-to-month basis.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the six months ended December 31, 1996, the Company did not hold an annual meeting and no matters were submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise.


                                    PART II


               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     The common stock of the Company is currently listed on the Nasdaq National Market ("NNM"), under the symbol "LDII." Prior to January 30, 1997, the Company's common stock was listed on the Nasdaq SmallCap Market.

     The following table sets forth the approximate range of high and low bids for the common stock of the Company during the periods indicated. The quotations presented reflect interdealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

             Quarter Ended       High Bid    Low Bid
          ------------------     --------    -------

          September 30, 1994     $ 4.875     $ 2.625
          December 31, 1994      $ 3.38      $ 2.00
          March 31, 1995         $ 3.00      $ 2.00
          June 30, 1995          $ 4.1666    $ 2.25
          September 30, 1995     $ 6.40      $ 3.16
          December 31, 1995      $ 6.32      $ 3.40
          March 31, 1996         $ 6.08      $ 4.08
          June 30, 1996          $11.32      $ 5.24
          September 30, 1996     $11.00      $ 7.125
          December 31, 1996      $12.375     $ 8.75

     On March 25, 1997, the closing quotation for the common stock on NNM was $10.25. As reflected by the high and low bids on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect market reaction to the perceived applications of the Company's technology, the potential products that may be based on that technology, the direction and results of research and development efforts, and many other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

     As of March 25, 1997, there were 11,374,191 shares of common stock issued and outstanding, held by approximately 369 shareholders of record.

     The Company has not paid dividends with respect to its common stock. The Company has 200,000 shares of its 1995 preferred stock issued and outstanding which prohibit the payment of dividends on the common stock if the annual dividend of $0.225 per share of preferred stock is in arrears. The Company's line of credit agreement prohibits the payment of dividends if the Company is in violation of its loan covenants or otherwise in default under the agreement. Other than the foregoing, there are no restrictions on the declaration or payment of dividends set forth in the articles of incorporation of the Company or any other agreement with its shareholders or creditors. While the required dividends with respect to the preferred stock have been paid by the Company, management anticipates retaining any potential future earnings for working capital and investment in growth and expansion of the business of the Company and does not anticipate paying dividends on the common stock in the foreseeable future.

                        ITEM 6.  SELECTED FINANCIAL DATA

CERTAIN FINANCIAL DATA

     The following statement of operations and balance sheet data were derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for the six months ended December 31, 1996, and for the fiscal years ended June 30, 1996, 1995, 1994, 1993, and 1992, have been audited by independent certified public accountants. The consolidated financial statements of the Company for the six months ended December 31, 1995, are unaudited; however, in the Company's opinion, such statements reflect all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the financial position and results of operations of the Company for such period. In January 1997, the Company changed its fiscal year end from June 30 to December 31 effective December 31, 1996. The results of operations for any interim period are not necessarily indicative of results of operations for a full year. The selected financial data below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


STATEMENT OF OPERATIONS DATA

                         Six Months Ended December 31,                              Year Ended June 30,
                         -----------------------------   ---------------------------------------------------------------------
                             1996         1995(1)           1996(1)        1995(3)       1994(2)(3)      1993          1992
                         -----------   -----------       -----------    -----------   -------------  -----------   -----------
Net sales                $ 4,889,280   $ 4,152,273       $ 8,255,607    $ 6,515,830   $ 5,137,638    $ 6,180,082   $ 7,054,164

Income (loss) from
continuing operations    $(1,643,920)  $   219,932       $(1,706,248)   $   458,511   $  (441,236)   $   130,819   $   611,720

Earnings (loss) from
continuing operations
per common share         $     (0.16)  $      0.03       $     (0.19)   $      0.07   $     (0.08)   $      0.02   $      0.11

BALANCE SHEET DATA
                                At December 31,                                     Year Ended June 30,
                         -------------------------       ---------------------------------------------------------------------
                             1996         1995              1996           1995          1994            1993          1992
                         -----------   -----------       -----------    -----------   -------------  -----------   -----------
Total assets             $19,906,521   $15,302,658       $19,769,028    $11,579,667   $11,011,119    $10,300,253   $10,385,117

Long-term obligations    $ 1,282,894   $ 1,603,432       $ 1,136,006    $ 1,213,331   $ 1,078,073    $   827,623   $   886,317

Cash dividends
per common share         $         0   $         0       $         0    $         0   $         0    $         0   $         0

[FN]
(1) Effective October 27, 1995, the Company acquired Sensar Corporation in a transaction accounted for as a purchase.

(2) During the quarter ended March 31, 1994, the Company acquired Larson Davis, Ltd., in a transaction accounted for as a purchase.

(3) During the years ended June 30, 1995 and 1994, the Company discontinued the operations of its Airport Noise Monitoring Business and its Software Licensing Business, respectively. The results of these operations have been segregated from continuing operations in the Statements of Operations.


                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

     The following discussion should be read in conjunction with the consolidated financial statements and related notes contained herein.

     Over the course of the last three years, the Company has acquired the rights to a number of technologies from Brigham Young University ("BYU"), either directly from BYU or indirectly through its acquisition of Sensar. These technologies have placed the Company in a position to develop a number of sophisticated analytical instruments in addition to its historical acoustical and vibration based business. The Company believes that the patented technology it has acquired will permit it to develop instruments that are technically superior to those currently being offered, that will be on the cutting edge of certain emerging markets, that will address needs in certain industries in a more cost efficient manner, and that can be sold at prices less than alternative solutions currently being offered. In order to accomplish its goals, the Company initiated a research and development plan designed to convert the underlying technologies into commercial products. These efforts are just beginning to lead to products and have not had a significant impact on the revenues of the Company to date. The Company does not anticipate that there will be a significant impact until at least the third or fourth quarter of fiscal 1997. The products currently being worked on by the Company are designed for extremely sophisticated applications, and there can be no assurance that the Company will be successful in its development efforts or that alternative technologies may not be developed by some other entity that provide a more advantageous solution to the needs of the various industries targeted by the Company.

     In order to obtain the necessary funding to implement its research and development plan, the Company has sought equity financing, primarily from a small number of private investors. The Company received net proceeds from the issuance of common stock from private placements, and from the exercise of warrants and options of $1,023,688 in the year ended June 30, 1995, $9,269,987 in the year ended June 30, 1996, and $1,493,489 in the six months ended December 31, 1996. Since December 31, 1996, the Company has received gross proceeds of $4,069,393 from the exercise of warrants. This capital has been used for various purposes, including increased research and development activities, the reduction of the Company's operating line of credit, and general operations. Management intends to use only funds available from non-operating and non-debt sources to continue product development in excess of historical research and development levels.

     As of March 25, 1997, the Company has issued and outstanding warrants to acquire 1,449,064 shares of common stock which would yield gross proceeds to the Company of $7,426,610 if fully exercised. (See Notes to Consolidated Financial Statements; Note M--Stock Options and Warrants and Note U--Subsequent Events.) The holders of such warrants have no obligation to exercise the warrants and the decision to do so will be largely dependent on the trading price for the Company's common stock in the public market, about which no assurances can be given. However, if the holders do elect to exercise the warrants, management would use the funds to pay for the planned products and to further accelerate development activities.

     New product development, prototype manufacture, and first production costs adversely affected the results of operations of the Company in the six months ended December 31, 1996, and the year ended June 30, 1996. These activities generated expenses with no corresponding revenues. It is anticipated the Company will continue to experience operating losses until new products are brought to market and begin to generate significant sales. There can be no assurance as to the timing of these products being brought to market or as to the success of the products. If unsuccessful, the Company would not be able to recover its associated research and development costs, which would have a significant material adverse impact on the business and activities of the Company.

DISCONTINUED OPERATIONS

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

     The Company was paid a one-time fee and is entitled to varying royalty payments over the life of the agreement. During the period this agreement has been in effect through December 31, 1996, the Company received or accrued amounts due with respect to this transaction of $494,146. (See Notes to Consolidated Financial Statements; Note Q--Discontinued Operations.) These amounts were offset against the carrying value of associated assets reflected on the balance sheet of the Company under the caption "Long-Term Contractual Arrangement."

RESULTS OF OPERATIONS

Comparison of Six Months ended December 31, 1996, and 1995

     Net Sales

     Net sales from continuing operations for the six months ended December 31, 1996, and 1995, were $4,889,280 and $4,152,273, respectively. This represents an increase of $737,007, or 17.7%, for 1996 as compared to 1995. The acquisition of Sensar occurred October 27, 1995. As such, the operations of Sensar are included for the entire six month period ended December 31, 1996, while the operations of Sensar were only included for approximately two months of the six-month period ended December 31, 1995. The increase in sales is principally due to increased revenue from Sensar products of approximately $627,000. The remaining increase of approximately $110,000 represented a 3% increase in the sales of acoustical and vibration instrumentation.

     During the six months ended December 31, 1996, export sales experienced a significant increase as a percentage of total sales, to 57% of sales. This growth is due to a continuing increase in sales to the Pacific Rim and increases in sales in Europe, compared to the prior period. Domestic sales, on an annualized basis, declined compared to the prior year, but have increased compared to 1995 and 1994.

     Cost of Sales and Operating Expenses

     Cost of sales and operating expenses for the six months ended December 31, 1996, were $2,177,304, or 44.5% of net sales, compared to $1,182,566, or 28.5%
of sales, for the six months ended December 31, 1995. This elevated level of cost compared to historical levels continues principally due to high cost of materials, initial production costs, and development costs associated with production of initial Sensar products. Management expects the cost of sales as a percentage of sales to decline in the future to a level more consistent with historical levels prior to the Sensar acquisition. This should occur when the Sensar products are ready for market, product demand is achieved, and standard production processes are established; although this result cannot yet be assured because the Company continues to have limited production experience with these products to date.

     Selling, General, and Administrative

     Selling, general, and administrative expenses increased as a percentage of sales from 42.0% for the six months ended December 31, 1995, to 51.8% for the corresponding period of 1996. The increase was due to several factors, including increased audit, legal, and consulting fees, establishment of a new European sales manager, and increased costs related to various corporate and marketing activities. Management believes that some of these costs incurred in the period ended December 31, 1996, were non-recurring in nature, and that selling, general, and administrative expenses should decline in the future to be more consistent with historical levels, although no assurance can be made that the Company will be successful in reducing such expenses.

     Research and Development

     For the six months ended December 31, 1996, research and development costs were $1,734,911, or 35.5% of net sales, compared to $833,407, or 20.1% of net sales, for the six months ended December 31, 1995. The increase over the prior period, as well as increases above historical levels, is reflective of the Company's continuing commitment to the development of new products. (See "ITEM
1. BUSINESS: Sensar Technology" and "CrossCheck Technology.") It is anticipated that research and development costs will continue to exceed historical levels as a percentage of sales until the development of new products is completed and significant sales levels of the new products are achieved. Historical levels of research and development costs as a percentage of sales for the fiscal years ended June 30, 1991 to 1995 have averaged approximately 11% of sales.

Comparison of Years Ended June 30, 1996, and 1995

     Net Sales

     Net sales from continuing operations for the fiscal years ended June 30, 1996, and 1995, were $8,255,607 and $6,515,830, respectively. This was the second consecutive year in which the Company posted an approximate 27% increase in its acoustic and vibration instrumentation sales. The increased sales were attributable to a general expansion of the underlying market, and an increase in the unit sales of the Company's products.

     The acquisition of Sensar on October 27, 1995, did not materially impact the net sales for the year ended June 30, 1996, with approximately $607,000 in revenue attributable to the Sensar operations during that period.

     During 1996, export sales declined from 53% to 33% of total sales. This decline was the result of decreased sales in Europe, but was also due to strong sales increases domestically.

     Cost of Sales and Operating Expenses

     The Company's cost of sales and operating expenses of $3,407,613 in the year ended June 30, 1996, and $1,916,413 in the year ended June 30, 1995, increased as a percentage of sales from continuing operations to 41.3% from 29.4%. The increase in 1996 is due primarily to the high cost of materials, initial production costs, and development costs associated with production of initial Sensar products. Prior to the Company's acquisition, Sensar purchased major electronics subsystems from a third party. The pricing structure was based on the premise of a high price for a limited number of systems to provide the manufacturer a way to recover development costs. Since the acquisition of Sensar, the Company has designed a replacement subsystem which reduced the cost of the electronics for this component by approximately 90%. Because of the use of the remaining highly priced electronics subsystems in Sensar's inventory in fiscal year June 30, 1996, the entire material and development costs were expensed during the period. Cost of sales and operating expenses in the future for the Sensar products are expected to decrease as production becomes standardized, although this result cannot be assured since the Company has only limited production experience with these products to date.

     Selling, General, and Administrative

     Selling, general, and administrative expenses remained relatively constant as a percentage of sales for the year ended June 30, 1996, compared to the year ended June 30, 1995. Selling, general, and administrative expenses were $3,922,976, or 47.5% of net sales, for the year ended June 30, 1996. This represents a small decline when compared to the year ended June 30, 1995, when selling, general, and administrative expenses were $3,131,938, or 48.1% of net sales.

     Research and Development

     The Company is involved in a high-tech industry which demands constant improvements and development of its instrumentation to remain technically viable. Since its inception, the Company has dedicated significant operating funds to research and development. For the five fiscal years June 30, 1991 to 1995, research and development expenses have averaged approximately 11% of net sales and in the year ended June 30, 1995, were $708,679, or approximately 10.9% of net sales. The historical level of research and development commitment was factored into the pricing structure for the Company's products.

     For the fiscal year ended June 30, 1996, research and development expenses were $2,149,384, approximately 26.0% of net sales. This level of research and development reflects management's commitment to develop new products to enhance the revenue potential of the Company. (See "ITEM 1. BUSINESS: Sensar Technology and CrossCheck Technology.") Capital obtained from the sale of common stock was used to supplement the Company's operations as a method for funding this accelerated research and development.

Comparison of Years Ended June 30, 1995, and 1994

     Net Sales

     Net sales from continuing operations for the fiscal years ended June 30, 1995, and 1994, increased to $6,515,830 from $5,137,638, respectively. Sales levels had declined in 1994 related, in part, to a general global recession. The Company was able to maintain its established market share in a then shrinking market. In the fiscal year ended June 30, 1995, sales increased by 27% from 1994 as compared to 1995.

     Foreign sales have been an important part of the Company's business plan for many years. For the fiscal years ended June 30, 1995, and 1994, foreign sales as a portion of continuing operations accounted for 53% and 42%, respectively. The increase in 1995 was partially due to the Registrant's operations in the United Kingdom through its subsidiary, LTD.

     Cost of Sales and Operating Expenses

     The Company's cost of sales and operating expenses as a percentage of sales from continuing operations for the years ended June 30, 1995, and 1994, were 29.4% and 33.5%, respectively. The Company believes its efforts to better track costs and control inventories contributed to the decrease in cost of sales and operating expenses between the fiscal years ended June 30, 1995, and 1994.

     Selling, General, and Administrative

     Selling, general, and administrative expenses declined as a percentage of sales for the year ended June 30, 1995, compared to the year ended June 30, 1994. Selling, general, and administrative expenses were $3,131,938, or 48.1% of net sales, for the year ended June 30, 1995, compared to $2,863,074, or 55.7% of net sales, for the year ended June 30, 1994. The decline was largely related to the fact that in 1994, significant general and administrative expenses were incurred related to two acquisitions. Similar expenses were not incurred in 1995.

     Research and Development

     Since its inception, the Company dedicated significant operating funds to research and development. For the years ended June 30, 1995, and 1994, this commitment represented 10.9% and 16.2%, respectively, of the Company's net sales from continuing operations. The Company introduced a number of new products in 1995 which caused the increased spending reflected in the fiscal year ended June 30, 1994 (the development period for products introduced in 1995).

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had total current assets of $9,521,665 and total current liabilities of $2,951,754, resulting in working capital of $6,569,911 and a working capital ratio of 3.2:1. Included in total current liabilities is the Company's revolving line of credit with a balance of $1,033,018. During the six months ended December 31, 1996, the Company's principal line of credit was placed with a new financial institution. The maximum limit on this line of credit has been increased to $3,000,000, but is adjusted from time to time based on the amount of inventories and accounts receivable that secure the line of credit. The Company is in the first year of a three-year agreement. The Company anticipates the line of credit will continue to remain available to it.

     The Company has relied on the sale of common stock as a method to fund increases in accounts receivable and inventories, operational losses, and research and development efforts. During the six months ended December 31, 1996, and the year ended June 30, 1996, the Company used $1,944,738 and $2,019,944, respectively, in operating activities. The Company anticipates it will continue to rely on equity funding in the future. The Company received net proceeds from the issuance of common stock on the exercise of warrants and options in the net amount of $1,493,489 during the six months ended December 31, 1996, and $9,269,987 during the fiscal year ended June 30, 1996. Subsequent to December 31, 1996, the Company has received gross proceeds from the exercise of warrants for 651,103 shares of common stock in the amount of $4,069,393. There are currently issued and outstanding warrants with respect to 1,449,064 shares of common stock. If all of these warrants were exercised, the Company would receive gross proceeds of $7,426,610 in additional funding. On the satisfaction of certain conditions, the Company has agreed to issue additional warrants to acquire up to an aggregate of 1,715,832 shares of common stock at an exercise price of $10.75 per share. There is no obligation of the holders of these rights to exercise them and the exercise will largely depend on the price of the Company's common stock in the public trading market, as to which no assurance can be given.

     In the opinion of management, current cash balances, funds available under the line of credit, and anticipated proceeds from exercise of warrants will provide the Company with sufficient capital to fund its operations and development plans for the 1997 calendar year.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth immediately following the signature page.

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     In January 1996, the Company changed its accountants from Peterson, Siler & Stevenson (currently known as Pritchett Siler & Hardy, P.C.) to Grant Thornton LLP. This change was approved by the board of directors of the Company.

     The report of Peterson, Siler & Stevenson on the Company's financial statements as of June 30, 1995, and the two years then ended did not contain an adverse opinion, or a disclaimer of opinion, nor was its report qualified or modified as to uncertainty, audit scope, or accounting principles, other than a limitation as to the representation of the financials on a going concern basis. During the engagement of Peterson, Siler & Stevenson, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Peterson, Siler & Stevenson, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

     The Company did not consult Grant Thornton LLP prior to its appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other accounting advice that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

     The Company and its current auditors have not disagreed on any items of accounting treatment or financial disclosure.


                                    PART III


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

                                                                      Director and/or
             Name          Age      Position and Office Held      Executive Officer Since
       -----------------   ---      ------------------------      -----------------------

       Brian G. Larson      54      President and Chairman of     September 1987
                                    the Board

       Larry J. Davis       45      Vice-President and Director   September 1987

       Dan J. Johnson       46      Vice-President, Secretary,    September 1987
                                    Treasurer, and Director

       William E. Hosker    58      Director                      March 1996

       Gerard L. Seelig     70      Director                      June 1996

       Craig E. Allen       45      Chief Financial Officer       December 1996


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

     Brian G. Larson, was a founder of the Company's predecessor and has been an executive officer and director of the Company and its predecessor since 1981. Mr. Larson earned his masters of business administration from Brigham Young University in 1972 and a bachelor's degree in electrical engineering from the same institution in 1971. During the time he was attending Brigham Young University, Mr. Larson worked as a design engineer in the medical research laboratory of Brigham Young University.

     Larry J. Davis, was a founder of the Company's predecessor and has been an officer and director of the Company and its predecessor since 1981. Mr. Davis earned his electrical engineering degree from Brigham Young University in 1974, where he graduated Magna Cum Laude.

     Dan J. Johnson, has served as the vice-president in charge of administration and financial strategy, asset control, and fiscal operations of the Company and its predecessor since 1984 and a director since 1987. Prior to that time, he was a director of finance for Fiber Technology Corporation. Mr. Johnson has also been previously employed with a public accounting firm.

     William E. Hosker, was appointed as a director of the Company in March 1996. Mr. Hosker was formerly employed by Hercules, Inc., from 1960 to 1995. Mr. Hosker served in various capacities with Hercules, Inc., culminating in his positions as corporate vice-president of International Operations, Subsidiaries, and Ventures from 1987 to 1990 and vice-president and general manager of the Resins Group from 1990 to 1995. Mr. Hosker is the president and owner of STAT Associates, Inc., a business consulting firm. Mr. Hosker attended the Amos Tuck Business School at Dartmouth University studying strategic planning and financial analysis and the Darden Business School of the University of Virginia studying executive marketing. He obtained a bachelor of arts degree in biochemistry from Bowdoin College in 1960.

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

     Craig E. Allen, was appointed chief financial officer of the Company in December 1996. Mr. Allen was formerly controller of CUSA Technologies, Inc., from September 1994 to December 1996. Prior to that, Mr. Allen was a senior audit manager with the accounting firm of Grant Thornton LLP where he had been employed since 1978. Mr. Allen is a certified public accountant and received a masters degree in accounting from Brigham Young University in 1978.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Craig E. Allen, who became the chief financial officer of the Company on December 9, 1996, filed his initial report on Form 3 February 10, 1997. Larry
J. Davis filed a report on Form 4 for the month of December 1996 on January 14, 1997. Dan J. Johnson filed a report on Form 4 for the month of October 1996 on February 24, 1997. The report of Nathan West on Form 4 for the month of January 1997 was filed late.

     Other than the foregoing, the Company believes that all reports required by section 16(a) for transactions in the six months ended December 31, 1996, were timely filed.

                        ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by the Company and its subsidiaries for the six months ended December 31, 1996, and the fiscal years ended June 30, 1996, 1995, and 1994, to the chief executive officer of the Company and the other executive officers of the Company who received compensation in excess of $100,000.

                                                      SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                                                       ------------------------------
                                             Annual Compensation              Awards         Payoffs
                                       ------------------------------- --------------------  --------
                                                             Other
                                                             Annual                                    All Other
                                                             Compen-   Restricted            LTIP      Compen-
        Name and                                             sation    Stock       Options/  Payouts   sation
   Principal Position        Year      Salary($)   Bonus($)  ($)(1)    Awards($)   SARs(#)   ($)       ($)
------------------------   ---------   ---------  ---------- -------   ---------   -------   -------   ---------
Brian G. Larson,           12/31/96(2) $106,909   $     0    $ 9,442    $    0           0    $    0    $     0
  President and Chairman   06/30/96    $198,779   $     0    $ 4,500    $    0     500,000    $    0    $     0
  of the Board             06/30/95    $181,116   $     0    $ 4,500    $    0      30,000    $    0    $     0
                           06/30/94    $181,116   $     0    $ 4,500    $    0      30,000    $    0    $     0

Larry J. Davis,            12/31/96(2) $106,909   $     0    $ 9,218    $    0           0    $    0    $     0
  Vice-President           06/30/96    $198,779   $     0    $ 4,500    $    0     500,000    $    0    $     0
                           06/30/95    $181,116   $     0    $ 4,500    $    0      30,000    $    0    $     0
                           06/30/94    $181,116   $     0    $ 4,500    $    0      30,000    $    0    $     0

Dan J. Johnson,            12/31/96(2) $ 80,253   $     0    $ 6,085    $    0           0    $    0    $     0
  Vice-President and       06/30/96    $160,407   $     0    $ 4,500    $    0     425,000    $    0    $     0
  Secretary/Treasurer      06/30/95    $129,566   $     0    $ 4,500    $    0      30,000    $    0    $     0
                           06/30/94    $129,566   $     0    $ 4,500    $    0      30,000    $    0    $     0

[FN]

(1) These amounts reflect the benefit to the named executive officers of automobiles provided to such officers by the Company and amounts paid by the Company for health, disability, and life insurance.

(2) This reflects amounts paid, awarded, or accrued for the six month transition period ended December 31, 1996.

     The named executive officers were not granted any options during the six months ended December 31, 1996.

     The following table sets forth the information concerning the options exercised by the named executive officers during the six months ended December 31, 1996, and the value of unexercised options as of December 31, 1996.

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
       Name         on Exercise (#)    Value Realized ($)     Unexercisable       Unexercisable

Brian G. Larson            0               $    0             360,000/390,000    $2,929,938/$2,512,500
Larry J. Davis             0               $    0             360,000/390,000    $2,929,938/$2,512,500
Dan J. Johnson         2,500               $22,813            371,365/330,000    $3,136,036/$2,062,500


EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company has employment agreements with each of its named executive officers. These employment agreements were entered into as of January 3, 1996, and have a term of five years. The employment agreements require devotion of the full business time of the executive to the Company, prohibit the executive from competing in any fashion with the Company during the term of the agreement and for one year subsequent to termination, and prohibit disclosure or use by the executive of trade secrets or other confidential information of the Company.

     The employment agreements provided for initial compensation ranging from $150,000 to $200,000 per annum. These base salaries were increased approximately 9% in August 1996. Under the terms of the employment agreements, the salaries are subject to an annual increase as may be determined by the board of directors or the compensation committee of the Company; provided that, such increase shall not be less than a percentage equal to the sum of the increase in the consumer price index, plus 6%. Bonuses may be paid at the discretion of the board of directors or compensation committee.

     In connection with the execution of the employment agreements, options were granted to acquire a combined total of 825,000 shares of common stock with an exercise price of $4.25 per share. The right to exercise such options vest in the executive with respect to 20% of the shares as of the date of grant and an additional 20% on each following anniversary of the date of grant. The options expire if not previously exercised on January 3, 2006.

     Under the terms of the agreements, the Company maintains key-man life insurance policies on the lives of the executives in the amount of $2,000,000 each, but is not obliged to pay annual premiums in excess of 8% of the executives base salary. The Company furnishes the executives with automobiles, and with health, medical, and disability insurance.

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

COMPENSATION OF DIRECTORS

     The Company compensates its outside directors for service on the board of directors by payment of a monthly fee of $1,000, payment of $2,000 for each board meeting attended, and reimbursement of expenses incurred in attending board meetings. The Company does not separately compensate its board members who are also employees of the Company for their service on the board. The Company has adopted its 1996 Director Stock Option Plan pursuant to which each of the five current directors received an option to acquire 200,000 shares of common stock of the Company at an exercise price of $7.00 per share. The right to exercise this option vests with respect to 25% of the shares as of the date of grant and an additional 25% of the shares on each succeeding anniversary of the grant provided that the individual holder is then a director of the Company. The exercise price of these options was fixed at the closing price of the Company's common stock of $7.00 per share on May 8, 1996, the day immediately preceding the adoption of the plan by the board of directors of the Company.
The options granted to Brian G. Larson, Larry J. Davis, and Dan J. Johnson are subject to the approval of the plan by the shareholders of the Company. The Company anticipates submitting the plan to the shareholders at its next annual meeting. Because of a consulting agreement with STAT Associates, Inc., Mr. Hosker waived his monthly fee of $1,000 through September 30, 1996. (See "ITEM
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

     By action dated February 21, 1997, the board of directors appointed Mr. Hosker to act on behalf of the board in pursuing potential strategic relationships with companies in the petrochemical and chemical industries. Mr. Hosker has 35 years of experience in these industries and it is the judgment of the board that his participation will facilitate the initial discussions concerning a possible alliance. It is anticipated that Mr. Hosker will dedicate essentially full-time to this effort over a few months. The board anticipates compensating Mr. Hosker for his time by delivering shares of the Company's common stock with a value of $100,000.

                        ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 25, 1997, the number of shares of the Company's common stock, par value $0.001, held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director and of all officers and directors as a group.

                                                           Amount and Nature of Ownership
                                                      ---------------------------------------
                                                         Sole Voting and          Percent of
    Name of Person or Group                           Investment Power(1)(2)      Class(3)(4)
-------------------------------                       ----------------------      -----------
Principal Shareholders:

Brian G. Larson(5)                  Common Stock             445,083                   3.9%
1681 West 1820 North                Options                  750,000                   6.2%
Provo, Utah 84601                                          ---------
                                    Total                  1,195,083                   9.9%
Larry J. Davis(6)                   Common Stock             774,454                   6.8%
10455 North Edinburgh               Options                  750,000                   6.2%
Highland, Utah 84003                                       ---------
                                    Total                  1,524,454                  12.6%


Dan J. Johnson                      Common Stock                 891                   0.0%
480 East 1700 North                 Options                  701,365                   5.8%
Mapleton, Utah 84664                                       ---------
                                    Total                    702,256                   5.8%


Summit Enterprises, Inc.,(7)        Common Stock              10,760                   0.1%
   of Virginia                      Preferred Stock          200,000                   100%
1308 Devils Reach Road,                                    ---------
Suite 302                           Total                    210,760                   1.8%
Woodbridge, Virginia 22192

Mellon Bank Corporation(8)          Common Stock             761,000                   6.7%
One Mellon Bank Center
Pittsburgh, Pennsylvania 15258

Named Executive Officers
and Directors:

Brian G. Larson                     ---------------------see above-------------------------

Larry J. Davis                      ---------------------see above-------------------------

Dan J. Johnson                      ---------------------see above-------------------------

William E. Hosker(9)                Common Stock              12,000                   0.1%
                                    Options                  200,000                   1.7%
                                                           ---------
                                    Total                    212,000                   1.8%


Gerard L. Seelig                    Common Stock                   0                   0.0%
                                    Options                  200,000                   1.7%
                                                           ---------
                                    Total                    200,000                   1.7%

All Officers and Directors          Common Stock           1,232,428                  10.8%
as a Group (6 Persons)              Options                2,611,365                  18.7%
                                                           ---------
                                    Total                  3,843,793                  27.5%


[FN]

(1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record, and each shareholder has sole voting and investment power.

(2) These options have been issued to the executive officers and directors pursuant to the 1987 Employee Stock Option Plan, the 1991 Director Stock Option Plan and the 1996 Director Stock Option Plan. The options have exercise prices ranging from $2.0625 to $7.00 per share with a weighted average price of $4.84 per share. Of the 750,000 shares subject to options shown for Messrs. Larson and Davis, options with respect to 330,000 shares are not currently vested or exercisable. Of the 701,365 shares subject to options shown for Mr. Johnson, options with respect to 285,000 shares are not currently vested or exercisable. Of the 200,000 shares subject to options shown for Messrs. Hosker and Seelig, options with respect to 150,000 shares are not currently vested or exercisable.

(3) The percentages shown are based on 11,374,191 shares of common stock of the Company issued and outstanding as of March 25, 1997.

(4) The percentage ownership for the options held by the indicated individuals is based on an adjusted total of issued and outstanding shares giving effect only to the exercise of each individual's options.

(5) The number of shares indicated for Mr. Larson includes 25,000 shares held by his wife and 46,300 shares held of record by Mr. Larson or his spouse for the benefit of minor children and in which he disclaims direct economic interest.

(6) The number of shares owned by Mr. Davis includes 696,362 shares held jointly with his wife over which he exercises joint investment and voting control and 64,000 shares which are held of record by Mr. Davis for the benefit of his minor children and in which he disclaims direct economic interest.

(7) Summit Enterprises, Inc., of Virginia holds all of the issued and outstanding preferred stock of the Company. The preferred stock is convertible into common stock at a rate determined by dividing $3.00 by the 20 day average of the trading price of the common stock. Based on the trading price of $10.25 as of March 25, 1997, the 200,000 shares of preferred stock is convertible into 58,537 shares. The total amount reflects the voting rights held by Summit of one vote for each share of preferred stock. If the preferred stock was converted to common stock at the market price as of March 25, 1997, Summit would hold 69,297 shares of common stock, or 0.6% of the issued and outstanding common stock.

(8) These shares are held by two subsidiaries of Mellon Bank Corporation, The Dreyfus Corporation and Dreyfus Investment Advisors, Inc. The number of shares owned reflects the holdings of these entities as of February 28, 1997, the latest date for which the Company has information.

(9) The number of shares indicated for Mr. Hosker includes 2,500 shares held by his wife.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the course of the business of the Company, the two founders and principal shareholders of the Company have been required to guarantee certain obligations, including its principal line of credit. The Company's principal line of credit was placed with another financial institution subsequent to June 30, 1996, which did not require personal guarantees.

     The Company entered into a Consulting Agreement dated March 19, 1996, with STAT Associates, Inc., a Delaware corporation owned and controlled by William E. Hosker, a director of the Company. The Agreement called for payments of $100,000 and the reimbursement of third-party expenses incurred on behalf of the Company. The Agreement contains confidentiality and noncompete provisions protecting the technology and business of the Company. In accordance with the terms of the Agreement, the consulting arrangement ended in September 1996.

     Under the terms of various contractual arrangements with Brigham Young University ("BYU"), the Company owed BYU approximately $215,500 for royalties, license fees, and reimbursement of patent expenses, had additional upcoming expenses of approximately $109,000, and had an obligation to issue it 6,000 shares. BYU agreed to accept shares of the Company's restricted common stock in satisfaction of the cash obligations valued at the closing price of the Company's common stock on July 17, 1996, of $9.00 per share discounted by 20% to recognize the restricted nature of the securities. The Company purchased an aggregate of 49,272 shares of common stock from two of its executive officers and directors, at a price equal to the obligations to BYU, in order to deliver the shares to BYU. A portion of the purchase price was paid by offsetting the amounts due to the Company for advances made to the officers during the fiscal year ended June 30, 1996, in the aggregate principal amount of $105,000, plus accrued interest of approximately $5,300.


                                    PART IV

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The financial statements, including the index to the financial statements, are included immediately following the signatures to this report.

EXHIBITS

             SEC
Exhibit   Reference
  No.        No.        Title of Document                                  Location
-------   ---------     ------------------------------------------         ----------------------

 1           (3)        Articles of Incorporation, as amended              Exhibit to report on
                        November 3, 1987                                   Form 10-K for the year
                                                                           ended June 30, 1988*

 2           (3)        Certificate of Amendment to the                    Exhibit to report on
                        Articles of Incorporation                          Form 10-K for the year
                        filed July 3, 1989                                 ended June 30, 1989*

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

 4           (3)        Bylaws                                             Registration Statement
                                                                           filed on Form S-18,
                                                                           Exhibit 5, SEC File
                                                                           No. 33-3365-D*

 5           (4)        Form of $6.25 Warrant                              Exhibit to report on
                                                                           Form 10-KSB for the
                                                                           year ended
                                                                           June 30, 1996*

 6           (10)       1987 Stock Option Plan of LarsonoDavis             Exhibit to report on
                        Incorporated, as amended                           Form 10-K for the year
                                                                           ended June 30, 1988*

 7           (10)       1991 Employee Stock Award Plan of                  Exhibit to report on
                        LarsonoDavis Incorporated                          Form 10-K for the year
                                                                           ended June 30, 1992*

 8           (10)       1991 Director Stock Option and Stock               Exhibit to report on
                        Award Plan of LarsonoDavis                         Form 10-K for the year
                        Incorporated                                       ended June 30, 1992*

 9           (10)       1996 Director Stock Option Plan                    Exhibit to report on
                                                                           Form 10-KSB for the
                                                                           year ended
                                                                           June 30, 1996*

 10          (10)       Amended and Restated 1996 Director                 This Filing
                        Stock Option Plan

 11          (10)       1997 Employee Stock Purchase Plan                  This Filing

 12          (10)       Agreement between Larson Davis Laboratories        Registration Statement
                        and Summit Enterprises, Inc., of Virginia          filed on Form SB-2,
                        dated May 24, 1995                                 Exhibit 20, SEC File
                                                                           No. 33-59963*

 13          (10)       Technology License, Assumption, and                Exhibit to report on
                        Maintenance Agreement between                      Form 8-K/A dated
                        Larson Davis Incorporated and                      June 30, 1995*
                        Harris Miller Miller & Hanson, Inc.,
                        dated August 15, 1995

 14          (10)       Semiconductor Industry TOF Marketing               Exhibit to report on
                        Agreement between Sensar Corporation               Form 10-QSB dated
                        (subsidiary of Larson Davis Incorporated)          September 30, 1995*
                        and SAES Getters S.p.A.

 15          (10)       Product Development and Marketing                  This Filing
                        Agreement between Larson Davis
                        Incorporated and System Sales
                        Representatives, Inc., dated
                        September 25, 1996

 16          (10)       Consulting Agreement between Larson Davis          Exhibit to report on
                        Incorporated and STAT Associates, Inc.,            Form 8-K dated
                        dated March 19, 1996                               March 19, 1996*

 17          (10)       Executive Employment Agreement between             Exhibit to report on
                        Larson Davis Incorporated and Brian G.             Form 10-QSB dated
                        Larson, dated January 3, 1996                      March 31, 1996*

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

 20          (10)       Employment Agreement between                       This Filing
                        Larson Davis Incorporated and Craig E.
                        Allen, dated December 9, 1996

 21          (10)       Agreement to Issue Warrants to                     Exhibit to report on
                        Congregation Ahavas Tzdokah Z'Chesed               Form 8-K dated
                        dated May 15, 1996                                 May 15, 1996*

 22          (10)       Agreement to Issue Warrants to Ezer                Exhibit to report on
                        Mzion Organization                                 Form 8-K dated
                        dated May 15, 1996                                 May 15, 1996*

 23          (10)       Form of Agreement to Issue Warrants to             Exhibit to report on
                        Laura Huberfeld and Naomi Bodner                   Form 8-K dated
                        dated May 15, 1996                                 May 15, 1996*

 24          (10)       Form of Agreement to Issue Warrants to             Exhibit to report on
                        Jeffrey Rubin, Lenore Katz, Robert Cohen,          Form 8-K dated
                        Jeffrey Cohen, Allyson Cohen, and                  May 15, 1996*
                        Shawn Zimberg dated May 15, 1996

 25          (10)       Agreement to Issue Warrants entered into           Exhibit to report on
                        between Larson Davis Incorporated and              Form 8-K dated
                        Connie Lerner, dated May 29, 1996                  May 28, 1996*

 26          (10)       Agreement to Issue Warrants to                     This Filing
                        Congregation Ahavas Tzdokah Z'Chesed
                        dated January 9, 1997

 27          (10)       Agreement to Issue Warrants to Ezer                This Filing
                        Mzion Organization
                        dated January 9, 1997

 28          (10)       Agreement to Issue Warrants to                     This Filing
                        Laura Huberfeld and Naomi Bodner
                        dated January 9, 1997

 29          (10)       Agreement to Issue Warrants to                     This Filing
                        Connie Lerner, dated January 9, 1997

                        Agreements relating to research and
                        development work performed by the
                        Company in 1983 for two unrelated
                        funding entities

 30          (10)       (a) License Option Agreement between               Exhibit to report on
                            Larson Davis Laboratories and                  Form 10-K for the year
                            LDL Research and Development,                  ended June 30, 1988*
                            Ltd., dated August 31, 1983

 31          (10)       (b) Cross License Option between                   Exhibit to report on
                            Larson Davis Laboratories and                  Form 10-K for the year
                            LDL Research and Development II,               ended June 30, 1988*
                            Ltd., dated November 21, 1983

 32          (11)       Earnings (Loss) Per Share Calculation              This Filing

 33          (16)       Letter from Peterson, Siler & Stevenson            Exhibit to report on
                        regarding change in certifying accountants         Form 8-K dated
                                                                           January 23, 1996*

 34          (21)       Subsidiaries of Larson Davis                       Exhibit to report on
                        Incorporated                                       Form 10-KSB for the
                                                                           year ended
                                                                           June 30, 1996*

 35          (23)       Consent of Peterson, Siler & Stevenson             This Filing
                        (now known as Pritchett, Siler & Hardy, P.C.)

 36          (23)       Consent of Grant Thornton LLP                      This Filing

 37          (27)       Financial Data Schedule                            This Filing

[FN]
*Incorporated by reference

REPORTS ON FORM 8-K

     The Company did not file a report on Form 8-K during the last quarter of the transition period ended December 31, 1996.


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   LARSON DAVIS INCORPORATED


Dated:  March 28, 1997             By   /s/ Brian G. Larson
                                     ---------------------------------------
                                     Brian G. Larson, President
                                     (Principal Executive Officer)


Dated:  March 28, 1997             By   /s/ Craig E. Allen
                                     ---------------------------------------
                                     Craig E. Allen. Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  March 28, 1997             By   /s/ Brian G. Larson
                                     ----------------------------
                                     Brian G. Larson, Director


Dated:  March 28, 1997             By   /s/ Larry J. Davis
                                     ----------------------------
                                     Larry J. Davis, Director


Dated:  March 28, 1997             By   /s/ Dan J. Johnson
                                     ----------------------------
                                     Dan J. Johnson, Director


Dated:  March 25, 1997             By   /s/ William E. Hosker
                                     ----------------------------
                                     William E. Hosker, Director


Dated:  March 24, 1997             By   /s/ Gerard L. Seelig
                                     ----------------------------
                                     Gerard L. Seelig, Director




                   Larson Davis Incorporated and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            ----


Report of Grant Thornton LLP, independent certified
    public accountants on the December 31, and
    June 30, 1996 financial statements                      F-2

Report of Pritchett, Siler & Hardy, independent certified
    public accountants on the June 30, 1995 and 1994
    financial statements                                    F-3

Consolidated financial statements:

  Consolidated Balance Sheets as of December 31, 1996,
      and June 30, 1996 and 1995                            F-4

  Consolidated Statements of Operations for the six
      months ended December 31, 1996 and for the years
      ended June 30, 1996, 1995 and 1994                    F-6

  Consolidated Statements of Stockholders' Equity for
      the for the six months ended December 31, 1996 and
      for the years ended June 30, 1996, 1995 and 1994      F-7

  Consolidated Statements of Cash Flows for the six
      months ended December 31, 1996, and for the years
      ended June 30, 1996, 1995 and 1994                    F-8

  Notes to Consolidated Financial Statements                F-9


All Financial Statement Schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or the Notes thereto.




                             REPORT OF INDEPENDENT
                             ---------------------

                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------



Board of Directors
Larson Davis Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Larson Davis Incorporated and Subsidiaries as of December 31, 1996 and June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows listed in the accompanying index for the six months ended December 31, 1996 and for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Larson Davis Incorporated and Subsidiaries as of December 31, 1996 and June 30, 1996, and the consolidated results of their operations and their consolidated cash flows for the six months ended December 31, 1996 and for the year ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                        /s/  GRANT THORNTON LLP

Provo, Utah
March 12, 1997



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Larson Davis Incorporated and Subsidiaries
Provo, Utah

We have audited the accompanying consolidated balance sheet of Larson Davis Incorporated and Subsidiaries at June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows listed in the accompanying index for the years ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Larson Davis, Ltd., a wholly-owned subsidiary, which statements constitute approximately 4% of total assets and 14% of total revenues of the related 1995 consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Larson Davis, Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Larson Davis Incorporated and Subsidiaries as of June 30, 1995 and the results of their operations and their cash flows for the years ended June 30, 1995 and 1994 in conformity with generally accepted accounting principles.


/s/  PRITCHETT, SILER & HARDY, P.C.


Salt Lake City, Utah
August 4, 1995


                   Larson Davis Incorporated and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                            June 30,
                                                   December 31,   ----------------------------
                                                        1996           1996            1995
                                                   ------------   ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents (Note C)               $ 2,696,542    $ 3,922,660     $    83,334
   Trade accounts receivable, net of allowance
      for doubtful accounts (Note H)                 2,598,582      2,332,417       2,130,835
   Inventories (Notes D and H)                       4,096,445      2,923,650       2,152,768
  Other current assets                                 130,096        502,211         335,666
                                                   -----------    -----------     -----------

       Total current assets                          9,521,665      9,680,938       4,702,603


PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization
  (Notes E, H, and I)                                1,815,455      1,610,473       1,337,574


ASSETS UNDER CAPITAL LEASE
  OBLIGATIONS, net of accumulated
  amortization (Note I)                                613,675        356,255         303,522


LONG-TERM CONTRACTUAL
   ARRANGEMENT, net of accumulated
   cost recoveries (Note Q)                          2,872,014      2,978,014       3,135,776


INTANGIBLE ASSETS, net of
   accumulated amortization (Notes F,
   H and R)                                          5,083,712      5,143,348       2,100,192
                                                   -----------    -----------     -----------

                                                   $19,906,521    $19,769,028     $11,579,667
                                                   ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.



                   Larson Davis Incorporated and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30,
                                                   December 31,   ----------------------------
                                                        1996           1996            1995
                                                   ------------   ------------    ------------

CURRENT LIABILITIES
  Bank overdraft                                   $         -    $         -     $    40,039
  Lines of credit (Note H)                           1,033,018      1,302,306       2,219,187
  Accounts payable                                     902,926        581,377         886,489
  Accrued liabilities (Note T)                         764,393        767,254         469,003
  Current maturities of long-term
   debt (Note I)                                        91,902        209,808         206,409
  Current maturities of capital lease
    obligations (Note I)                               159,515         95,500         133,719
                                                   -----------    -----------     -----------

       Total current liabilities                     2,951,754      2,956,245       3,954,846

LONG-TERM DEBT,
  less current maturities (Note I)                     759,709        778,835         958,251

CAPITAL LEASE OBLIGATIONS,
  less current maturities (Note I)                     523,185        357,171         255,080
                                                   -----------    -----------     -----------

          Total liabilities                          4,234,648      4,092,251       5,168,177
                                                   -----------    -----------     -----------


COMMITMENTS AND CONTINGENCIES
  (Notes H, I, J, M and N)                                   -              -               -

STOCKHOLDERS' EQUITY (Notes K, L, M, N,
  R and U)
  Preferred stock, $.001 par value; authorized
   10,000,000 shares; issued and outstanding
   200,000 shares ($2.50 per share liquidation
   value)                                                  200            200             200
  Common stock, $.001 par value; authorized
    290,000,000 shares; issued and outstanding
    10,717,790 shares at December 31, 1996,
    10,258,406 shares at June 30, 1996 and
    6,559,479 shares at June 30, 1995                   10,718         10,258           6,559
  Additional paid-in capital                        19,999,375     18,402,999       7,406,114
  Accumulated deficit                               (4,418,780)    (2,752,360)       (997,362)
  Cumulative foreign currency translation
    adjustment                                          80,360         15,680          (4,021)
                                                   -----------    -----------     -----------

       Total stockholders' equity                   15,671,873     15,676,777       6,411,490
                                                   -----------    -----------     -----------

                                                   $19,906,521    $19,769,028     $11,579,667
                                                   ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.



                   Larson Davis Incorporated and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Six months ended
                                                December 31,                  Year ended June 30,
                                                                -----------------------------------------------
                                                  1996              1996             1995               1994
                                              -----------       -----------      -----------        -----------

Net sales (Note O)                            $ 4,889,280       $ 8,255,607      $ 6,515,830        $ 5,137,638
                                              -----------       -----------      -----------        -----------


Costs and operating expenses
  Cost of sales and operating expenses          2,177,304         3,407,613        1,916,413          1,718,769
  Research and development                      1,734,911         2,149,384          708,679            834,520
  Selling, general and administrative           2,534,643         3,922,976        3,131,938          2,863,074
                                              -----------       -----------      -----------        -----------

                                                6,446,858         9,479,973        5,757,030          5,416,363
                                              -----------       -----------      -----------        -----------


Operating profit (loss)                        (1,557,578)       (1,224,366)         758,800           (278,725)
                                              -----------       -----------      -----------        -----------


Other income (expense)
  Interest income                                  59,638            12,320            7,302              5,625
  Interest expense                               (154,440)         (447,907)        (301,402)          (270,383)
  Other, net                                        8,460           (46,295)          (6,189)           102,247
                                              -----------       -----------      -----------        -----------


                                                  (86,342)         (481,882)        (300,289)          (162,511)
                                              -----------       -----------      -----------        -----------


Income (loss) from continuing operations
  before discontinued operations and
  cumulative effect of change in
  accounting principle                         (1,643,920)       (1,706,248)         458,511           (441,236)
                                              -----------       -----------      -----------        -----------

Discontinued operations (Note Q)
  Income (loss) from discontinued
    operations, net of income taxes                     -                 -         (770,128)           243,080


  Loss on disposal of discontinued
       operations, net of income taxes                  -                 -                -         (2,156,987)
                                              -----------       -----------      -----------        -----------

  Loss from discontinued operations                     -                 -         (770,128)        (1,913,907)
                                              -----------       -----------      -----------        -----------


Cumulative effect of change in accounting
   principle (Note G)                                   -                 -                -            486,992
                                              -----------       -----------      -----------        -----------


NET LOSS                                      $(1,643,920)      $(1,706,248)     $  (311,617)       $(1,868,151)
                                              ===========       ===========      ===========        ===========

Earnings (loss) per common share
  Earnings (loss) from continuing
   operations                                 $     (0.16)      $     (0.19)     $      0.07        $     (0.08)
  Loss from discontinued operations                     -                 -            (0.12)             (0.33)
  Cumulative effect of change in
   accounting principle                                 -                 -                -               0.08
                                              -----------       -----------      -----------        -----------


  NET LOSS                                    $     (0.16)      $     (0.19)     $     (0.05)       $     (0.33)
                                              ===========       ===========      ===========        ===========



   The accompanying notes are an integral part of these financial statements.



                   Larson Davis Incorporated and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 Six months ended December 31, 1996 and years ended June 30, 1996, 1995 and 1994
                                                                                                  Cumulative
                                                                                         Retained       foreign
                             Preferred stock         Common stock       Additional       Earnings       currency
                             ----------------    --------------------   paid-in        (Accumulated   translation
                              Shares   Amount      Shares      Amount   capital          deficit)     adjustment       Total
                             --------  ------    ----------   -------   -----------    ------------   -----------   -----------

Balance at July 1, 1993             -  $    -     5,413,127   $ 5,413   $ 4,719,264    $ 1,182,406    $     -       $ 5,907,083

Shares issued on exer-
  cise of options (Note M)          -       -        33,000        33        49,767              -          -            49,800

Shares issued in various pri-
  vate placements (Note L)          -       -       381,122       381       894,619              -          -           895,000

Equity adjustment for trans-
  lation of foreign currency        -       -             -         -             -              -      3,413             3,413

Net loss for the year               -       -             -         -             -     (1,868,151)         -        (1,868,151)
                              ------- -------    ----------   -------   -----------    -----------    -------       -----------

Balance at June 30, 1994            -       -     5,827,249     5,827     5,663,650       (685,745)     3,413         4,987,145

Shares issued on exercise
  of options (Note M)               -       -        19,325        19        42,896              -          -            42,915

Shares issued in various pri-
  vate placements (Note L)          -       -       614,000       614       990,729              -          -           991,343

Shares issued for services
  rendered (Note L)                 -       -        98,905        99       209,039              -          -           209,138

Preferred shares issued
  for payment of a note
  payable (Note K)            200,000     200             -         -       499,800              -          -           500,000

Equity adjustment for
  translation of foreign
  currency                          -       -             -         -             -              -     (7,434)           (7,434)

Net loss for the year               -       -             -         -             -       (311,617)         -          (311,617)
                              ------- -------    ----------   -------   -----------    -----------    -------       -----------

Balance at June 30, 1995      200,000     200     6,559,479     6,559     7,406,114       (997,362)    (4,021)        6,411,490

Shares issued on
  exercise of options
  (Note M)                          -       -        61,117        61       142,644              -          -           142,705

Shares issued on exercise
  of warrants (Note M)              -       -     3,000,000     3,000     9,124,282              -          -         9,127,282

Shares issued for payment of
  interest on debt (Note L)         -       -        16,483        17        42,244              -          -            42,261

Shares issued for services
  rendered  (Note L)                -       -        34,940        35       178,355              -          -           178,390

Shares issued in Sensar
  acquisition (Note R)              -       -       586,387       586     1,509,360              -          -         1,509,946

Equity adjustment for
  translation of foreign
  currency                          -       -             -         -             -              -     19,701            19,701

Preferred dividends                 -       -             -         -             -        (48,750)         -           (48,750)

Net loss for the year               -       -             -         -             -     (1,706,248)         -        (1,706,248)
                              ------- -------    ----------   -------   -----------    -----------    -------       -----------

Balance at June 30,1996       200,000     200    10,258,406    10,258    18,402,999     (2,752,360)    15,680        15,676,777

Shares issued in Sensar
  acquisition (Note R)              -       -        31,336        31        80,659              -          -            80,690

Shares issued for services
  rendered (Note L)                 -       -           548         1         5,000              -          -             5,001

Shares issued on
  exercise of options
  (Note M)                          -       -        52,500        53       368,770              -          -           368,823

Shares issued on exercise
  of warrants (Note M)              -       -       375,000       375     1,141,947              -          -         1,142,322

Equity adjustment for trans-
  lation of foreign currency        -       -             -         -             -              -     64,680            64,680

Preferred dividends                 -       -             -         -             -        (22,500)         -           (22,500)

Net loss for the period             -       -             -         -             -     (1,643,920)         -        (1,643,920)
                              ------- -------    ----------   -------   -----------    -----------                  -----------

Balance at December 31,1996   200,000    $200    10,717,790   $10,718   $19,999,375    $(4,418,780)   $80,360       $15,671,873
                              ======= =======    ==========   =======   ===========    ===========    =======       ===========

TABLE>

  The accompanying notes are an integral part of these financial statements.



                  Larson Davis  Incorporated and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Six months ended
                                                December 31,                  Year ended June 30,
                                                                -----------------------------------------------
                                                  1996              1996             1995               1994
                                              -----------       -----------      -----------        -----------

Increase (decrease) in cash and
   cash equivalents
Net cash provided by (used in) operating
   activities (Note S)                        $(1,944,738)      $(2,019,944)     $    33,604        $   657,287
                                              -----------       -----------      -----------        ------------

Cash flows from investing activities
   Purchase of property and equipment            (421,573)         (560,861)        (449,917)          (208,194)
   Proceeds from sale of assets                    35,900            49,543           59,477            263,787
   Purchase of stock of
       Sensar Corporation                               -        (1,184,069)               -                  -
   Purchase of technology                         (25,233)         (414,991)      (1,235,229)        (2,826,496)
   Proceeds from long-term
       contractual arrangement, net               106,000           157,762                -                  -
   Patent acquisition costs                        (5,215)         (125,577)               -                  -
   Purchase of goodwill                                 -                 -                -           (138,721)
                                              -----------       -----------      -----------        -----------

           Net cash used in
              investing activities               (310,121)       (2,078,193)      (1,625,669)        (2,909,624)
                                              -----------       -----------      -----------        -----------

Cash flows from financing activities
  Net change in lines of credit                  (269,288)         (916,881)         427,687            340,500
  Proceeds from long-term debt                          -           679,366           56,656          2,067,166
  Principal payments of long-term
   debt                                          (137,032)         (855,383)        (230,293)          (696,711)
  Net proceeds from issuance of
   common stock and exercise
   of options and warrants                      1,493,489         9,269,987        1,023,688            944,800
  Principal payments on capital
   lease obligations                             (100,608)         (170,538)         (67,205)           (78,900)
  Preferred dividends                             (22,500)          (48,750)               -                  -
   Increase (decrease) in
       bank overdraft                                   -           (40,039)          40,039                  -
                                              -----------       -----------      -----------        -----------

      Net cash provided by
        financing activities                      964,061         7,917,762        1,250,572          2,576,855
                                              -----------       -----------      -----------        -----------


Effect of exchange rates on cash                   64,680            19,701           (7,434)             3,413
                                              -----------       -----------      -----------        -----------

Net increase (decrease) in cash
   and cash equivalents                        (1,226,118)        3,839,326         (348,927)           327,931

Cash and cash equivalents at
   beginning of period                          3,922,660            83,334          432,261            104,330
                                              -----------       -----------      -----------        -----------

Cash and cash equivalents at end
   of period                                  $ 2,696,542       $ 3,922,660      $    83,334        $   432,261
                                              ===========       ===========      ===========        ===========


   The accompanying notes are an integral part of these financial statements.



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   1. Business activity and principles of consolidation
      -------------------------------------------------

   Larson Davis Incorporated (the Company) is primarily engaged in the design, development, manufacture, and marketing of analytical instruments related to the environmental sciences, and accompanying computer hardware and software technology. The Company sells its measurement instruments to private industries and governmental agencies for both industrial and military applications. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries; Larson Davis Laboratories Corporation, Sensar Corporation, and Larson Davis Ltd. (a UK Corporation). All significant intercompany transactions and accounts have been eliminated in consolidation.

   2. Revenue recognition
      -------------------

   The Company recognizes revenues on the majority of its product sales and services at the time of product delivery or the rendering of services. Occasionally, the Company enters into long-term contracts under which products are sold and services delivered over the term of the contract. Revenue under long-term contracts is recognized on the percentage-of-completion method.

   3. Depreciation and amortization
      -----------------------------

   Property and equipment are stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases and leasehold improvements are amortized over the shorter of the lives of the respective leases or over the service lives of the asset. The straight-line method of depreciation is followed for financial reporting purposes and accelerated methods are used for income tax purposes.

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

   7. Earnings (loss) per common share
      --------------------------------

   Earnings (loss) per common share are computed by dividing net income (loss) by the weighted average common and dilutive common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the exercise of stock options and warrants, and the conversion of preferred stock. Earnings used in the calculation are reduced (loss is increased) by the dividends paid to preferred stockholders. Fully diluted earnings (loss) per share is not materially different from primary earnings (loss) per share.

   The weighted average shares outstanding were 10,410,820 for the six months ended December 31, 1996 and 9,317,297, 6,227,707 and 5,824,345 for the years ended June 30, 1996, 1995 and 1994, respectively.

   8. Research and development costs
      ------------------------------

   The Company conducts research and development to develop new products or product improvements not directly related to a specific project. Research and development costs have been charged to expense as incurred.

   9. Concentrations of credit risk
      -----------------------------

   The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents and trade receivables. The Company provides credit according to the terms of individual contracts, in the normal course of business.

   10.   Intangible assets
         -----------------

   The Company capitalizes costs incurred to acquire product technology and patents. The amounts are amortized on the straight-line method over the estimated useful life or the terms of the respective technology or patent, whichever is shorter. The amortization periods range from 5 to 15 years.

   The Company capitalizes all costs incurred to develop software after technological feasibility has been established. Amortization of these costs is calculated using the greater of the amount computed using (a) the ratio of current gross sales to the total current and anticipated future gross sales or (b) the straight-line method over estimated useful lives of 5 to 10 years.

   The Company capitalized as goodwill, the excess acquisition costs over the fair value of the net assets acquired, in connection with the purchase of a subsidiary, which costs are being amortized on the straight-line method over 10 years.

   On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded.

   11.   Translation of foreign currencies
         ---------------------------------

   The foreign subsidiary's asset and liability accounts, which are originally recorded in the appropriate local currency, are translated, for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates for the period. Transaction gains and losses, the amounts of which are not material, are included in general and administrative expenses.
   Gains and losses on intercompany foreign currency transactions, where settlement is not planned or anticipated in the foreseeable future, are not included in determining net earnings or loss but are reported in the same manner as translation adjustments. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

   12.   Use of estimates
         ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are the allowance for doubtful accounts and the allowance for inventory overstock or obsolescence. Additionally, certain estimates which are affected by expected future gross revenues or royalty receipts are capitalized software costs, long-term contractual arrangement and patents on proprietary technology. Management believes the estimates used in determining carrying values of assets as of the respective balance sheet dates are reasonable.

   13.   Fair value of financial instruments
         -----------------------------------

   Calculation of estimated fair value of financial instruments is not presented because, in management's opinion, this calculation would not result in a material difference between carrying amounts and estimated fair values of financial instruments as presented on the accompanying consolidated balance sheets, with the exception of the long-term contractual arrangement. It is not practicable to estimate the fair value of this asset, since its value is dependent on the future revenues of an unrelated entity, which is not readily determinable by the Company.

   14.   Reclassifications - not material
         --------------------------------

   Certain reclassifications have been made to the June 30, 1996, 1995 and 1994 financial statements to conform with the December 31, 1996 presentation.


NOTE B - CHANGE IN FISCAL YEAR END

   On January 23, 1997, the Board of Directors of the Company approved a change of its fiscal year end from June 30, to December 31, effective December 31, 1996. The following is selected financial data for the six month transition period ended December 31, 1996 and the comparable prior year period.

                                                      Six months ended
                                                        December 31,
                                                ---------------------------
                                                    1996            1995
                                                -----------      ----------
                                                                 (unaudited)
   Net sales                                    $ 4,889,280      $4,152,273
                                                -----------      ----------
   Cost and operating expenses
     Cost of sales and operating expenses         2,177,304       1,182,566
      Research and development                    1,734,911         833,407
      Selling, general and administrative         2,534,643       1,742,080
                                                -----------      ----------

                                                  6,446,858       3,758,053
                                                -----------      ----------

   Operating profit (loss)                       (1,557,578)        394,220

   Other income (expense), net                      (86,342)       (174,288)
                                                -----------      ----------

   Net income (loss)                            $(1,643,920)     $  219,932
                                                ===========      ==========

   Earnings (loss) per common share             $     (0.16)     $     0.03
                                                ===========      ==========


NOTE C - CASH AND CASH EQUIVALENTS

   Included in cash and cash equivalents at December 31, 1996 and June 30, 1996 are approximately $2,300,000 and $2,600,000, respectively of securities purchased through a daily repurchase agreement with a bank. The agreement provides for the balance of available funds to be invested in an undivided interest in one or more direct obligations of, or obligations that are fully guaranteed as to principal and interest by, the United States government, or an agency thereof. These securities are not a deposit and are not insured by the Federal Deposit Insurance Corporation.

   In addition, the Company maintains a certificate of deposit in the amount of $400,000 to secure a letter of credit related to a performance bond for a third party. Accordingly, this cash amount is currently restricted.


NOTE D - INVENTORIES

   Inventories consist of the following:


                                December 31,             June 30,
                                ------------    -------------------------
                                    1996           1996           1995
                                -----------     ----------     ----------
         Raw materials          $1,276,413      $1,129,835     $  669,433
         Work in process         1,398,229         680,972        765,617
         Finished goods          1,421,803       1,112,843        717,718
                                ----------       ---------     ----------
                                $4,096,445      $2,923,650     $2,152,768
                                ==========      ==========     ==========


NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment and estimated useful lives are as follows:

                                                                             June 30,
                                                   December 31,     ------------------------
                                           Years      1996             1996          1995
                                           -----   ------------     ----------    ----------
      Land                                    -    $   25,000       $   25,000    $   25,000
      Buildings and improvements           5-30       984,965          966,969       946,153
      Machinery and equipment              5-10     2,426,317        2,249,482     1,827,020
      Furniture and fixtures               3-10       529,221          386,644       212,380
                                                   ----------       ----------    ----------

                                                    3,965,503        3,628,095     3,010,553
         Less accumulated
           depreciation and amortization           (2,150,048)      (2,017,622)   (1,672,979)
                                                   ----------       ----------    ----------

                                                   $1,815,455       $1,610,473    $1,337,574
                                                   ==========       ==========    ==========


NOTE F - INTANGIBLE ASSETS

   Intangible assets consist of acquired technology, capitalized software development costs, goodwill, and patents which are being amortized using the straight line method over useful lives ranging from 5 to 15 years.

   The long-term value of these assets is connected to the application of technologies and software costs to viable products which can be successfully marketed by the Company. Management believes current and projected sales levels of its existing and planned products will support the carrying costs of the assets.


   The following is a summary of intangible assets and estimated useful lives:

                                                                               June 30,
                                                   December 31,     ------------------------
                                           Years      1996             1996          1995
                                           -----   ------------     ----------    ----------
         Acquired technology               10-15   $3,621,730       $3,588,793    $  799,182
         Capitalized software
           development costs                5-10    1,932,333        1,907,101     1,587,705
         Goodwill                             10      142,277          142,277       142,277
         Patents                            5-10      139,229          134,015         8,439
                                                   ----------       ----------    ----------

                                                    5,835,569        5,772,186     2,537,603
         Less accumulated
           amortization                              (751,857)        (628,838)     (437,411)
                                                   ----------       ----------    ----------

                                                   $5,083,712       $5,143,348    $2,100,192
                                                   ==========       ==========    ==========




NOTE G - INCOME TAXES

   Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this change in accounting principle was $486,992 in the year ended June 30, 1994.

   The income tax expense on continuing operations reconciled to the tax computed at the statutory federal rate of 34% is as follows:

                                         Six months ended                Year ended June 30,
                                           December 31,        --------------------------------------
                                               1996               1996          1995          1994
                                         ----------------      ----------     --------      ---------

    Income taxes (benefit) at
       statutory rate                    $(558,933)            $(580,124)     $155,894      $(150,020)

    State income taxes (benefit),
       net of federal tax effect           (54,249)              (56,306)       15,131        (14,561)

    Amortization of acquired
       technology                           30,398                31,447             -              -

    Operating losses (carryforwards)
       with no current tax benefit
       (expense)                           579,600               595,189      (183,840)       163,983

    Other, net                               3,184                 9,794        12,815            598
                                         ---------             ---------      --------      ---------

    Income tax expense                   $       -             $       -      $      -      $       -
                                         =========             =========      ========      =========



   Deferred income tax assets and liabilities are as follows:

                                                                              June 30,
                                                   December 31,      -------------------------
                                                      1996              1996           1995
                                                   ------------      ----------     ----------

   Deferred tax assets
      Benefit of net operating loss carry-
         forward                                   $3,099,642        $2,488,443     $  582,301
      Accrued vacation                                 21,692            56,438         27,847
      Allowance for doubtful accounts                  14,920             5,116          5,855
      Depreciation of property and equipment                -                 -         26,935
      Other, net                                          224               224            130
                                                   ----------        ----------     ----------
                                                    3,136,478         2,550,221        643,068

      Less valuation allowance                     (2,490,596)       (1,913,470)      (459,107)
                                                   ----------        ----------     ----------

                                                      645,882           636,751        183,961
                                                   ----------        ----------     ----------

   Deferred tax liabilities:
      Capitalized software development costs
         and amortization of intangible assets       (626,682)         (617,668)      (183,961)

      Depreciation of property and equipment          (19,200)          (19,083)             -
                                                   ----------        ----------     ----------

                                                     (645,882)         (636,751)      (183,961)
                                                   ----------        ----------     ----------

      Net deferred tax asset (liability)           $        -        $        -     $        -
                                                   ==========        ==========     ==========


   The Company has sustained net operating losses in each of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for any of the periods presented. The increase (decrease) in the valuation allowance was $577,126, $1,454,363, ($381,591), and $840,698 for the six
   months ended December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994, respectively.

   As of December 31, 1996, the Company had a net operating loss carryforward for tax reporting purposes of approximately $8,300,000 expiring in various years through 2011. Utilization of approximately $3,100,000 of the total net operating loss is dependent on the profitable operation of Sensar Corporation in the future under the separate return limitation rules and Internal Revenue Code Section 382 limitations on the carryforward of net operating losses after a change in ownership. The valuation allowance associated with the preacquisition Sensar net operating losses is approximately $1,160,000, and if realized, will be recognized by reducing costs allocated to acquired technology in the purchase of Sensar.


NOTE H - LINES OF CREDIT

   Lines of credit are as follows:

                                                                             June 30,
                                                  December 31,      -------------------------
                                                      1996             1996           1995
                                                  ------------      ----------     ----------
   Prime plus 2.5% (10.75% at December 31,
      1996) revolving line of credit;
      maximum available of $3,000,000;
      commitment fee equal to .50% per
      annum of the unused amount;
      collateralized by inventories, trade
      accounts receivable, equipment, and
      intangible assets; due September 30,
      2000(A)                                     $1,033,018        $        -     $        -

   Prime plus 2.75% revolving line of
     credit; maximum available of
     $2,400,000; collateralized by trade
     accounts receivable and inventories;
     paid and terminated in October 1996                   -         1,302,306      1,920,215

   11% revolving line of credit; paid and
     terminated in June 1996                               -                 -        298,972
                                                  ----------        ----------     ----------

                                                  $1,033,018        $1,302,306     $2,219,187
                                                  ==========        ==========     ==========


   (A) At December 31, 1996, the outstanding line of credit contains certain covenants including, but not limited to, provisions that the Company maintain certain levels of net worth, achieve certain results of operations, meet certain financial ratios, and restrict the amount of capital expenditures. At times, the Company has been in violation of certain of these covenants. The lender monitors the Company's compliance with these covenants. Under the line of credit agreement, the lender is required to notify the Company when it considers an event of default to have occurred. Through December 31, 1996, and subsequent thereto, the Company has not been notified by the lender of any event of default.


NOTE I - LONG-TERM OBLIGATIONS

    1.   Debt
         ----

    Long-term debt consists of the following:

                                                                            June 30,
                                                  December 31,      -------------------------
                                                      1996             1996           1995
                                                  ------------      ----------     ----------
    8.25% note payable to a commercial
      bank, collateralized by property,
      payable in monthly installments
      of $8,246 including interest; due
      January 1999                                $762,928          $775,907       $ 808,003

    9.0% note payable to a finance
      company in monthly installments
      of $15,845 including interest,
      due March 1997                                45,792           134,354         300,000

   Other installment loans                          42,891            78,382          56,657
                                                  --------          --------       ---------

                                                   851,611           988,643       1,164,660
   Less current maturities                         (91,902)         (209,808)       (206,409)
                                                  --------          --------       ---------

                                                  $759,709          $778,835       $ 958,251
                                                  ========          ========       =========


    Aggregate maturities of long-term debt are as follows:


           Year ending
           December 31,
           ------------
               1997                      $ 91,902
               1998                        50,338
               1999                       701,803
               2000                         7,568
           Thereafter                           -
                                         --------

                                         $851,611
                                         ========


    2. Capital leases
       --------------

   The Company leases certain equipment on 36 to 60 month capital leases. The leases contain provisions for the Company to acquire the equipment at the end of the lease term through either payment of a nominal amount or, in other cases, the greater of fair market value or 10% of the original equipment cost. Assets under capital lease obligations are as follows:

                                                                    June 30,
                                          December 31,      -------------------------
                                              1996             1996           1995
                                          ------------      ----------     ----------
      Equipment                           $1,110,450        $748,099       $625,789
      Less accumulated amortization         (496,775)       (391,844)      (322,267)
                                          ----------        --------       --------

                                          $  613,675        $356,255       $303,522
                                          ==========        ========       ========


   Total amortization on equipment under capital lease obligations was $82,434 for the six months ended December 31, 1996 and $158,693, $111,496 and $68,755 for the years ended June 30, 1996, 1995 and 1994, respectively.

   Total future minimum lease payments, under capital lease obligations are as follows:


            Year ending
            December 31,
            ------------
               1997                                    $219,855
               1998                                     219,804
               1999                                     195,830
               2000                                     122,214
               2001                                      73,805
            Thereafter                                    2,927
                                                       --------


          Total minimum lease payments                  834,435
          Less amount representing interest            (151,735)
                                                       --------

          Present value of net minimum capital
            lease payments                              682,700
          Less current maturities                       159,515
                                                       --------

                                                       $523,185
                                                       ========


   3. Operating leases
      ----------------


   The Company leases certain office and manufacturing space and equipment under operating leases. The lease on a portion of the Company's office space terminated in November 1996, and is currently leased on a month-to-month basis. The Company is currently negotiating the renewal of this lease. Leases of equipment expire through 1998. Minimum future payments under non-cancelable operating leases are as follows:


           Year ending
           December 31,
           ------------
              1997                        $ 9,782
              1998                          3,261
           Thereafter                           -
                                          -------

                                          $13,043
                                          =======


   Total rent expense under operating leases was $75,408 for the six months ended December 31, 1996 and $83,857, $62,932, and zero for the years ended June 30, 1996, 1995 and 1994, respectively.


NOTE J - 401(K) PROFIT SHARING PLAN

   In February 1995, the Company adopted a 401(k) profit sharing plan under which eligible employees may choose to contribute up to 6% of their wages on a pre-tax basis, subject to IRS limitations. Employees who have completed six months of qualified service with the Company are eligible to enroll in the plan. The Company will match 50% of the employee's contribution to the plan up to a maximum of 1.5% of the employee's eligible annual salary. The Company's contributions vest at a rate of 20% per year beginning with the second year of service and participants are fully vested after six years of service. The Company contributed $38,581 for the six months ended December 31, 1996, and $34,594 and $15,282 for the years ended June 30, 1996 and 1995, respectively.


NOTE K - PREFERRED STOCK

   During the year ended June 30, 1995, the Company issued 200,000 shares of preferred stock in payment of $500,000 of short-term debt. The preferred stock has a liquidation preference equal to $2.50 per share, plus unpaid dividends. This preferred stock pays cumulative dividends at a rate of $0.225 per share per annum, payable monthly. The preferred stock is convertible into common stock at the option of the holder or the option of the Company at the rate of $3.00 per share divided by an amount equal to the average of the closing bid prices for the common stock for the twenty consecutive trading days immediately prior to the date that the holder provides notice of such conversion. The Company may redeem the preferred stock for $2.50 per share plus unpaid dividends. The preferred stockholders are entitled to one vote for each share of preferred stock held.


NOTE L - COMMON STOCK

   During the six months ended December 31, 1996 and the year ended June 30, 1996, the Company issued 548 shares and 34,940 shares respectively, of common stock valued at prices ranging from $4.75 to $9.13 per share, for services rendered. During the year ended June 30, 1996 the Company also issued 16,483 shares of common stock, at prices ranging from $2.19 to $2.88 per share, as payment of interest on the Company's long-term debt. The Company also issued 98,905 shares of common stock during the year ended June 30, 1995 valued at prices ranging from $1.25 to $2.50 per share for services rendered and for reimbursement of certain research, development and other costs.

   During the years ended June 30, 1995 and 1994, the Company issued 614,000 and 381,122 shares of common stock in various private placements at prices ranging from $1.63 to $1.75 and $2.15 to $3.32 per share, respectively. Proceeds to the Company, less expenses of $34,767 and $175,000, respectively, were $991,343 and $895,000, respectively.


NOTE M - STOCK OPTIONS AND WARRANTS

   1. Stock-based compensation plans
      ------------------------------

   During the periods presented in the accompanying financial statements, the Company has granted stock options under three stock option plans; the 1991 Director Stock Option Plan (the 1991 Director Plan), the 1996 Director Stock Option Plan (the 1996 Director Plan), and the 1987 Employee Stock Option Plan (the 1987 Employee Plan). The Company has also granted options under executive employment agreements.

   Under the 1991 Director Plan, the Company granted 30,000 options to each director for each year of service, up to an aggregate of 450,000 options. Options granted under this plan vested immediately and expire five years after the grant. The 1991 Director Plan terminated July 1, 1996.

   Under the 1996 Director Plan, the Company granted options to each director to acquire 200,000 shares of common stock (for a total of 1,000,000 options) at $7.00 per share. Options under the 1996 Director Plan vested 25% on the grant date and 25% for each year of service thereafter and expire five years after their vesting date.

   Under the 1987 Employee Plan, as amended in 1994, the Company may grant options to acquire up to 750,000 shares of common stock, of which 728,453 have been granted as of December 31, 1996. Options granted under the 1987 Employee Plan vest at varying dates from zero to five years after the grant date and expire five years after the vesting date.

   In January 1996, the Company granted options to three executives under newly executed employment agreements. The agreements granted options to acquire an aggregate of 825,000 shares of common stock at an exercise price of $4.25 per share. The options under the employment agreements vest 20% on the grant date and 20% on each year of service thereafter, and expire in January 2006.

   A summary of the status of the options granted under the Company's stock option plans and employment agreements at December 31, 1996, and June 30, 1996, 1995, and 1994 and changes during the periods then ended is presented in the table below:

                                                                              Year ended June 30,
                         Six months ended      ----------------------------------------------------------------------------------
                         December 31, 1996                1996                       1995                            1994
                    -------------------------  -------------------------  --------------------------  --------------------------
                                  Weighted-                  Weighted-                   Weighted-                   Weighted-
                                   Average                    Average                     Average                     Average
                      Shares   Exercise Price    Shares   Exercise Price    Shares    Exercise Price    Shares    Exercise Price
                    ---------  --------------  ---------  --------------  ---------   --------------  ---------   --------------


Outstanding at
  beginning of
  period            3,092,906      $4.88         930,430      $2.89        788,000        $2.24        820,000        $1.96

Granted                10,000      10.50       2,237,476       5.63        652,800         2.75        101,000         3.66

Exercised             (52,500)      6.76         (61,117)      2.33        (19,325)        2.22        (33,000)        1.51

Forfeited                (565)      2.06         (13,883)      2.33         (8,245)        2.06       (100,000)        1.60

Canceled                    -          -               -          -       (482,800)        1.70              -            -
                    ---------                  ---------                  --------                    --------

Outstanding at
  end of period     3,049,841       4.87       3,092,906       4.88        930,430         2.89        788,000         2.24
                    =========                  =========                  ========                    ========

Exercisable at end
of period           1,364,860      $3.90       1,370,430      $3.97        930,430        $2.89        788,000        $2.24
                    =========                  =========      =====       ========                    ========

Weighted average
  fair value
  of options
  granted                          $5.35                      $3.06                       $1.19                       $1.78



   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the periods ended December 31, 1996 and June 30, 1996, 1995 and 1994, respectively: risk-free interest rates of 5.9%, 6.1%, 7.4% and 6.7%, expected dividend yields of zero for all periods, expected lives of 5.0, 6.4, 4.0 and 4.1 years, and expected volatility of 50%, 47%, 59% and 60%.


   A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 1996 is presented below:


                                    Options Outstanding                                 Options Exercisable
                      -----------------------------------------------------      --------------------------------
                                      Weighted-Average     Weighted-Average                      Weighted-Average
    Range of            Number            Remaining            Exercise            Number            Exercise
 Exercise Prices      Outstanding     Contractual Life          Price            Exercisable         Price
 ---------------      -----------     ----------------     ----------------      -----------     ----------------
$2.00 - $3.99           792,365          2.52 years            $2.66                792,365          $2.66
$4.00 - $5.99         1,247,476          8.03                   4.52                322,495           4.54
$6.00 - $10.50        1,010,000          5.88                   7.03                250,000           7.00
                      ---------                                                   ---------

$2.00 - $10.50        3,049,841          5.89                  $4.87              1,364,860          $3.90
                      =========                                                   =========


   1. Stock-based compensation plans - continued
      ------------------------------------------

   The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, since all options granted under these plans were granted at fair market value of the stock on the date of the grant no compensation cost has been recognized in the accompanying financial statements for options granted under these plans. Had compensation cost for these plans been determined based on the fair value of the options at the grant dates for awards under these plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                 Six months ended         Year ended
                                                 December 31, 1996        June 30, 1996
                                                 -----------------        -------------
   Net loss                    As reported       $(1,643,920)             $(1,706,248)
                               Pro forma          (2,310,698)              (2,192,447)

   Loss per common share       As reported            $(0.16)                  $(0.19)
                               Pro forma               (0.22)                   (0.24)



   2. Stock warrants
      --------------

   In conjunction with a private placement in May 1995, the Company issued warrants to acquire additional common stock of the Company to a group of investors. Since that time, the Company has issued additional warrants to this group as the previously outstanding warrants were exercised. A summary of the status of common stock underlying the warrants issued at December 31, 1996, and June 30, 1996, 1995, and 1994 and changes during the periods then ended is presented in the table below:

                                                                                 Year ended June 30,
                       Six months ended        -------------------------------------------------------------------------------------
                       December 31, 1996                    1996                        1995                         1994
                  --------------------------   ----------------------------  --------------------------   --------------------------
                                 Weighted-                      Weighted-                   Weighted-                    Weighted-
                                  Average                        Average                     Average                      Average
                    Shares    Exercise Price     Shares      Exercise Price    Shares    Exercise Price     Shares    Exercise Price
                  ---------   --------------   ---------     --------------  ---------   --------------   ---------   --------------

Outstanding at
  beginning of
  period          2,100,167       $5.71         1,000,000        $3.00               -      $   -              -          $   -

Issued              375,000        6.25         4,100,167         4.51       1,000,000       3.00              -              -

Exercised          (375,000)       3.25        (3,000,000)        3.17               -          -              -              -
                  ---------                    ----------                    ---------

Outstanding at
  end of period   2,100,167       $6.25         2,100,167        $5.71       1,000,000      $3.00              -          $   -
                  =========                    ==========                    =========


   2. Stock warrants - continued
      --------------------------


   The warrants outstanding at December 31, 1996 expire on November 1, 1998 (Note U).


NOTE N - COMMITMENTS AND CONTINGENCIES

   The Company is from time to time involved in litigation as a normal part of its ongoing operations. At December 31, 1996, there was no litigation which would have a material impact on the financial condition of the Company.

   During January 1996, the Company entered into employment agreements with three officers. The agreements provide, among other things, for terms of annual salary, minimum annual salary increases equal to the increase in the consumer price index plus 6%, the granting of 825,000 options at $4.25 per share, and an automobile allowance. Total annual salaries payable under these agreements are approximately $550,000 plus specified increases in each calendar year 1997 through 2000. The employment agreements may be terminated under certain circumstances. In the event of a termination of the employment agreement other than by the Company for cause, the officer will receive severance pay in an amount equal to the greater of two times the then current annual salary or the amount of salary that would otherwise accrue during the remaining employment period. In addition, the right to exercise the options granted shall immediately vest with respect to all shares of common stock subject to such option. Additionally, in the event of disability or death of the officer, certain benefits are payable to the officer or his family.

   The Company has also entered into licensing agreements for the use of certain patented technology, a substantial portion of which is owned by a university, which is also a stockholder of the Company. The licensing agreements require royalty payments through the ends of the lives of the underlying patents which expire at various dates through 2013. Royalty payments are equal to specified percentages of the sales amounts of certain products, but not less than minimum annual royalty requirements of up to $146,000 per year.

   Royalty expenses included in the statements of operations were $82,000 for the six months ended December 31, 1996 and $92,919, $73,937 and 69,536 for the years ended June 30, 1996, 1995 and 1994, respectively.


NOTE O - SALES

   Sales by geographical area are as follows:



                      Six months ended                Year ended June 30,
                        December 31,       ----------------------------------------
                           1996               1996           1995           1994
                      ----------------     ----------     ----------     ----------
    North America     $2,082,934           $5,558,537     $3,090,381     $2,989,148
    Europe             1,221,575            1,531,790      2,581,748      1,714,731
    Asia               1,530,385            1,006,881        744,998        269,852
    Other                 54,386              158,399         98,703        163,907
                      ----------           ----------     ----------     ----------

       Total          $4,889,280           $8,255,607     $6,515,830     $5,137,638
                      ==========           ==========     ==========     ==========

   During the six months ended December 31, 1996, one customer accounted for 13% of net sales. During the years ended June 30, 1996, 1995, and 1994, no customers accounted for more than 10% of net sales.


NOTE P - RELATED PARTY TRANSACTIONS

   In the ordinary course of business of the Company, the two founders and principal stockholders of the Company have been required to guarantee certain obligations, including its principal line of credit. The personal guarantees of the principal line of credit of the Company were eliminated when it was placed with another financial institution in October 1996.

   The Company entered into a consulting agreement in March 1996, with a corporation owned and controlled by a director of the Company. Under the terms of the agreement, the corporation agreed to provide the Company with advisory and consulting services concerning the commercialization of the technology held by Sensar Corporation, the identification of markets for such products, the establishment of marketing contacts, and the development of an operational plan for the development and marketing of products based on the Sensar technology. The agreement called for compensation of $100,000 and the reimbursement of third-party expenses incurred on behalf of the Company. In accordance with the terms of the agreement, the consulting arrangement ended in September, 1996.

   Under the terms of various contractual arrangements with a university, the Company owed approximately $215,500 for royalties, license fees, and reimbursement of patent expenses, had additional upcoming expenses of approximately $109,000, and had an obligation to issue it 6,000 shares. The university agreed to accept shares of the Company's restricted common stock in satisfaction of the cash obligations. The stock was valued at the closing price of the Company's common stock on July 17, 1996, of $9.00 per share discounted by 20% to recognize the restricted nature of the securities. The Company purchased an aggregate of 49,272 shares of common stock from two of its executive officers and directors, at a price equal to the obligations to the university, in order to deliver the shares to the university. A portion of the purchase price was paid by offsetting amounts due to the Company for advances made to the officers during the fiscal year ended June 30, 1996 in the aggregate principal amount of $105,000, plus accrued interest of approximately $5,300.


NOTE Q - DISCONTINUED OPERATIONS

   Airport Noise Monitoring Business
   ---------------------------------

   In connection with a decision by the Company in fiscal 1995, the Company entered into an agreement, completed in August 1995, to divest its airport noise monitoring business. Under the terms of this agreement Harris Miller Miller and Hanson, Inc. (HMMH), an established consulting firm with its primary business related to transportation industry acoustic and vibration analysis, purchased all of the Company's tangible assets and contracts related to the airport noise monitoring business and assumed approximately $100,000 of the Company's liabilities. HMMH also entered into a licensing agreement with the Company, which transfers the ownership of the Company's related software for application in the airport noise monitoring industry. Also included in the agreement is a covenant for the Company to discontinue operations in and to not compete with HMMH within the airport noise monitoring industry. In return HMMH agreed to use its best efforts to utilize the Company's instrumentation in future contracts and will receive "most favored nations treatment" from the Company in pricing.

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

   The Company's consolidated financial statements as of and for the year ended June 30, 1995 reflect the transaction with the carrying value of the long-term contractual arrangement being assigned the basis of the net assets sold and no gain or loss being recognized. Management estimates the proceeds from the contractual arrangement will equal or exceed the carrying value of the respective asset and currently is applying such proceeds received on a "cost recovery" method whereby the carrying cost of the asset is reduced accordingly.

   During the six months ended December 31, 1996 and the year ended June 30, 1996, the Company recognized royalty payments from HMMH in the amounts of $106,000 and $388,146, respectively.

   Software Licensing Business
   ---------------------------

   During the year ended June 30, 1994, with the return of the minority interest shares in Larson Davis Info, Inc. ("Info"), the Board of Directors decided, pursuant to a plan effective June 30, 1993, to discontinue the operations and pursue the sale or licensing of the software technologies then owned by Info and Advantage Software, Inc. In as much as the Company was unable to locate a buyer for the technologies, management elected to reduce the carrying value of the related assets to zero as of June 30, 1994, resulting in a loss of $2,156,987.

   The airport noise monitoring and software licensing businesses have been accounted for as discontinued operations, and accordingly, the results of their operations are segregated from continuing operations in the accompanying statements of operations. Net sales, costs and operating expenses, other income and expense, and income taxes of these businesses for the fiscal years ended June 30, 1995 and 1994, have been reclassified as discontinued operations.

   Summary operating results of discontinued operations for the fiscal years ended June 30, 1995 and 1994, excluding the loss on disposal, are as follows:

                                                       1995           1994
                                                    ----------     ----------
   Net sales                                        $2,374,697     $1,272,517
                                                    ==========     ==========

   Operating profit (loss)                          $ (697,017)    $  307,004
                                                    ==========     ==========

   Income (loss) before income taxes                $ (770,128)    $  243,080

   Income taxes (benefit)                                    -              -
                                                    -----------    ----------

   Income (loss) from discontinued operations       $ (770,128)    $  243,080
                                                    ==========     ==========


NOTE R - ACQUISITIONS

   Sensar Corporation
   ------------------

   Effective October 27, 1995, the Company acquired 100% of the stock of Sensar Corporation (Sensar). Sensar holds manufacturing and distribution rights to patented technology developed at Brigham Young University related to time-of-flight mass spectrometers. The Company issued 586,387 shares and 31,336 shares of common stock during the year ended June 30, 1996 and the six months ended December 31, 1996, respectively (valued at an aggregate of $1,590,636), assumed an outstanding obligation of Sensar with regard to a line of credit in the amount of $535,823 at October 27, 1995, and paid $280,000 to Sensar to be used by Sensar to redeem 1,400,000 shares of its common stock. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities have been recorded at their estimated fair value at the date of acquisition, with the excess purchase price of $2,774,707 being allocated to acquired technology. A useful life of 15 years has been determined with amortization being calculated using the straight-line method. The results of operations of the acquired business have been included in the financial statements since the date of acquisition.

   Larson Davis, Ltd.
   ------------------

   During the quarter ended March 31, 1994, the Company purchased all of the outstanding common shares of Industrial & Marine Acoustics, Ltd, (IMA), a corporation chartered in England, for a cash payment of 6,000 British pounds (approximately $9,300). IMA was formerly an independent sales representative of the Company for Great Britain. The acquisition was accounted for using the purchase method of accounting, with the excess purchase price allocated to goodwill. Goodwill is being amortized over 10 years. Results of operations of IMA subsequent to March 1994 have been reflected in the consolidated statements of operations. Subsequently, management renamed the British subsidiary Larson Davis, Ltd. and has developed an expanded service and repair center to serve the European Community.

   Airport Noise Monitoring Business
   ---------------------------------

   On June 30, 1994, the Company completed the acquisition of substantially all of the intangible assets of Technology Integration Incorporated, a privately-held Massachusetts Corporation ("TII") for a total cost of $2,508,541. The Company acquired TII's rights and obligations to approximately 25 contracts for the installation, maintenance, and support of airport noise monitoring systems. In addition, the Company acquired all rights to the ANOMS software developed by TII for use in airport noise monitoring systems, a principal competitor of the Company's own proprietary software. The Company also hired 10 former employees of TII who were an integral part of TII's airport noise monitoring business. The Company intended to complete existing contracts with ANOMS and then combine ANOMS and its own proprietary software to produce an enhanced product. However, effective June 30, 1995, the Company decided to discontinue its selling, installation and maintenance of airport noise and operations monitoring systems (Note Q).

   The following unaudited pro forma summary represents the combined results of operations as if the acquisitions had occurred as of the beginning of each year presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of the dates set forth, or of results which may occur in the future.

                                           Year ended June 30,
                                -----------------------------------------
                                    1996          1995            1994
                                ----------     ----------     -----------

   Net sales                    $8,544,000     $7,365,000     $ 5,817,000
   Loss from continuing
        operations              (1,821,000)      (515,000)     (1,312,000)
   Loss from discontinued
        operations                       -       (770,000)     (3,163,000)
   Net loss                     (1,821,000)    (1,285,000)     (4,475,000)
   Loss per share                    (0.20)         (0.19)          (0.69)



NOTE S - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                              Six months ended
                                                December 31,                  Year ended June 30,
                                                                -----------------------------------------------
                                                  1996              1996             1995               1994
                                              -----------       -----------      -----------        -----------
Cash flows from operating activities
are as follows:

       Net loss                               $(1,643,920)      $(1,706,248)     $  (311,617)       $(1,868,151)

       Adjustment to reconcile net loss to
           net cash provided by (used in)
           operating activities
              Depreciation                        189,151           278,417          217,790            222,020
              Amortization                        243,991           350,120          517,948            550,635
              Provision for losses on
                  accounts receivable              28,834            20,000              875              2,000
              Stock issued in payment
                  of compensation                  22,657           178,390          219,708                  -
              Stock issued in payment
                  of interest                           -            42,261                -                  -
              Loss (gain) on sale of
                  property and equipment           (8,460)          (17,014)           6,189           (102,247)
              Loss on disposal of discontinued
                  operations                            -                 -                -          2,156,986
              Changes in assets and
                  liabilities
                  Trade accounts receivable      (294,999)         (221,582)        (520,395)         1,060,112
                  Inventories                  (1,172,795)         (770,882)           2,464           (355,507)
                  Other current assets            372,115          (166,545)         233,507           (893,896)
                  Due from related party                -                 -           29,817             47,808
                  Accounts payable                321,549          (305,112)        (303,477)           459,898
                  Accrued liabilities              (2,861)          298,251          (59,205)           (59,186)
                  Deferred income taxes                 -                 -                -           (515,000)
                  Income taxes payable                  -                 -                -            (48,185)
                                              -----------       -----------      -----------         ----------

                  Net cash provided by
                     (used in) operating
                     activities               $(1,944,738)      $(2,019,944)     $    33,604        $   657,287
                                              ============      ===========      ===========        ===========


   Supplemental disclosure of cash flow information:

                               Six months ended              Year ended June 30,
                                 December 31,        -----------------------------------
                                     1996              1996         1995          1994
                               ----------------      --------     --------      --------
       Cash paid during
           the period for
            Interest           $144,399              $400,686     $355,988      $270,383
            Income taxes              -                     -            -        78,980



   Significant non-cash investing and financing activities are as follows:

                                    Six months ended              Year ended June 30,
                                      December 31,        -----------------------------------
                                          1996              1996         1995          1994
                                    ----------------      --------     --------      --------
     Acquisition of equipment
         through long-term
         obligations                   $240,876           $  234,210   $189,747      $  100,976

     Issuance of common stock
         for purchase of Sensar
         (Note R)                        80,690            1,509,946          -               -

     Issuance of preferred
         stock in satisfaction
         of debt                              -                    -    500,000               -

     Conversion of short-term
         debt into long-term
         debt                                 -                    -    300,000               -

     Acquisition of software and
         technology through
         issuance and assumption
         of liabilities                       -                    -          -       2,029,047




NOTE T - ACCRUED LIABILITIES

   Accrued liabilities are composed of the following:

                                                             June 30,
                                      December 31,    ---------------------
                                          1996          1996           1995
                                      ------------    --------     --------
    Accrued compensation              $326,364        $338,385     $279,083
    Customer deposits                  253,500               -            -
    Payable to officers                      -         105,000            -
    Payroll taxes                       90,622          78,605       58,445
    Other                               93,907         245,264      131,475
                                      --------        --------     --------

                                      $764,393        $767,254     $469,003
                                      ========        ========     ========


NOTE U - SUBSEQUENT EVENTS

   In January 1997, the Board of Directors approved a reduction in the exercise price of 1,715,832 of the outstanding warrants from an exercise price of $6.25 to $5.30 per share. In consideration of this reduction, the holders of the warrants have agreed to the early exercise of these warrants which were otherwise permitted to be exercised until November 1, 1998. The holders agreed to exercise a portion of the warrants on or before January 31, 1997 (which exercise has occurred and resulted in gross proceeds to the Company of approximately $4,069,000) and the remaining portion of the warrants on or before April 16, 1997 (which exercise, if it occurs, will result in additional proceeds to the Company of approximately $5,025,000). On the satisfaction of certain conditions, the Company has agreed to issue replacement warrants at an exercise price of $10.75 per share equal in number to those exercised.