Form 10-Q
period 1997-03-31
LARSON DAVIS INC
filed 1997-05-15
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                                --------------


                                       OR

[       ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to
                                              -------------   -------------
                       Commission File Number   0-17020
                                              -----------


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

                            Yes            No
                               --------         -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 12, 1997, the Issuer had 11,439,964 shares of its common stock, par value $0.001 per share, issued and outstanding.




                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

     Larson Davis Incorporated (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of March 31, 1997 (unaudited), and December 31, 1996 (the end of the Company's transition period), and unaudited consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended June 30, 1996, and the report of the Company on Form 10-K for the transition period ended December 31, 1996.



                          LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                                  Consolidated Balance Sheets

                                                  March31,        December 31,
                                                    1997             1996
ASSETS                                          ------------      ------------
                                                (unaudited)
Current assets:
 Cash and cash equivalents                      $  4,728,172      $  2,696,542
 Trade accounts receivable, net of
   allowance for doubtful accounts                 2,273,012         2,598,582
 Inventories                                       4,127,492         4,096,445
 Other current assets                                189,291           130,096
                                                ------------      ------------
   Total current assets                           11,317,967         9,521,665



Property and equipment, net of accumulated
 amortization                                      2,180,586         1,815,455



Assets under capital lease obligations,
net of accumulated amortization                      793,796           613,675



Long-term contractual arrangement, net of
 accumulated cost recoveries                       2,794,284         2,872,014



Intangible assets, net of accumulated
 amortization                                      4,991,432         5,083,712
                                                ------------      ------------
                                                $ 22,078,065      $ 19,906,521
                                                ============      ============

The accompanying notes are an integral part of these financial statements


            LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets

                                                  March31,        December 31,
                                                    1997             1996
LIABILITIES AND STOCKHOLDERS' EQUITY            ------------      ------------
                                                (unaudited)

Current liabilities:
 Line of credit                                 $    663,715      $  1,033,018
 Accounts payable                                    666,481           902,926
 Accrued liabilities                                 720,733           764,393
 Current maturities of long-term debt                 42,846            91,902
 Current maturities of capital lease
   obligations                                       185,183           159,515
                                                ------------      ------------
   Total current liabilities                       2,278,958         2,951,754

Long-term debt, less current maturities              759,573           759,709

Capital lease obligations, less current
 maturities                                          671,683           523,185
                                                ------------      ------------
   Total liabilities                               3,710,214         4,234,648
                                                ------------      ------------

Commitments and contingencies                              -                 -

Stockholders' equity:
 Preferred stock, $.001 par value; authorized
   10,000,000 shares; issued and outstanding
   200,000 shares                                        200               200

 Common stock, $.001 par value; authorized
   290,000,000 shares; issued and outstanding
   11,374,191 shares at March 31, 1997 and
   10,717,790 shares at December 31, 1996             11,374            10,718

 Additional paid-in capital                       24,101,810        19,999,375

 Accumulated deficit                              (5,773,111)       (4,418,780)

 Cumulative foreign currency translation
  adjustment                                          27,578            80,360
                                                ------------      ------------
   Total stockholders' equity                     18,367,851        15,671,873
                                                ------------      ------------
                                                $ 22,078,065      $ 19,906,521
                                                ============      ============

The accompanying notes are an integral part of these financial statements


             LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Operations
                             (unaudited)

                                           Three months ended March 31,
                                           -----------------------------
                                                1997             1996
                                           ------------     ------------
Net sales                                  $  2,204,697     $  2,317,430
                                           ------------     ------------

Costs and operating expenses:
 Cost of sales                                1,208,367        1,105,591
 Research and development                       947,211          581,607
 Selling, general, and administrative         1,362,026          907,172
                                           ------------     ------------

                                              3,517,604        2,594,370
                                           ------------     ------------

Operating loss                               (1,312,907)        (276,940)
                                           ------------     ------------

Other income (expense):
 Interest income                                 43,999                -
 Interest expense                               (74,732)        (101,766)
 Other, net                                         559          (12,142)
                                           ------------     ------------

                                                (30,174)        (113,908)
                                           ------------     ------------

Loss before income taxes                     (1,343,081)        (390,848)

Income tax expense                                    -                -
                                           ------------     ------------

Net loss                                   $ (1,343,081)    $   (390,848)
                                           ============     ============

Loss per common shares:
 Primary                                   $      (0.12)    $      (0.05)
 Fully diluted                             $      (0.12)    $      (0.05)

Weighted average common and common
 equivalent shares:
 Primary                                     11,114,125        7,576,427
 Fully diluted                               11,114,125        7,576,427

The accompanying notes are an integral part of these financial statements


              LARSON DAVIS INCORPORATED AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                              (unaudited)
                                             Three months ended March 31,
                                             -----------------------------
                                                  1997             1996
                                             ------------     ------------
Increase (decrease) in cash and cash
 equivalents:
 Cash flows from operating activities
  Net loss                                   $ (1,343,081)    $   (390,848)
  Adjustments to reconcile net loss to
    net cash used in operating activities
    Depreciation                                   81,835          118,694
    Amortization                                  159,208          184,106
    Stock issued in payment of compensation        43,698                -
    Gain on sale of property and equipment           (559)               -
    Changes in assets and liabilities:
      Trade accounts receivable                   325,570         (376,863)
      Inventories                                 (31,047)        (187,128)
      Other current assets                        (59,195)         (54,221)
      Accounts payable                           (236,445)         291,721
      Accrued liabilities                         (43,660)         217,620
                                             ------------     ------------
   Net cash used in operating activities       (1,103,676)        (196,919)
                                             ------------     ------------
 Cash flows from investing activities
  Purchase of property and equipment             (481,481)        (171,286)
  Proceeds from sale of assets                     35,074                -
  Payments for intangible assets                        -         (519,229)
  Proceeds from long-term contractual
    arrangement                                    77,730           56,664
                                             ------------     ------------
   Net cash used in investing activities         (368,677)        (633,851)
                                             ------------     ------------
 Cash flows from financing activities
  Net change in lines of credit                  (369,303)          89,280
  Proceeds from long-term obligations              25,486          229,851
  Principal payments of long-term debt            (74,678)         (31,246)
  Net proceeds from issuance of common
    stock and exercise of options and
    warrants                                    4,059,393          330,782
  Principal payments on capital lease
    obligations                                   (72,883)         (37,379)
  Preferred dividends                             (11,250)         (11,250)
                                             ------------     ------------
   Net cash provided by financing activities    3,556,765          570,038
                                             ------------     ------------
  Effect of exchange rates on cash                (52,782)           3,477
                                             ------------     ------------
Net increase (decrease) in cash and cash
 equivalents                                    2,031,630         (257,255)

Cash and cash equivalents at beginning of
 period                                         2,696,542          329,244
                                             ------------     ------------
Cash and cash equivalents at end of
 period                                      $  4,728,172     $     71,989
                                             ============     ============

The accompanying notes are an integral part of these financial statements


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(A) Basis of Presentation
-------------------------

The accompanying unaudited consolidated financial statements of Larson Davis Incorporated and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996, and report on Form 10-K for the six month transition period ended December 31, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 1997, and its consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997.


(B) Reclassifications - Not Material
------------------------------------

Certain nonmaterial reclassifications have been made to the consolidated financial statements for the three months ended March 31, 1996, to conform to the March 31, 1997, presentation.


(C) Earnings (Loss) Per Common Share
------------------------------------

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period, including common equivalent shares (if dilutive). Common equivalent shares include stock options and warrants. Net income used in this calculation is decreased (net loss is increased) by the dividends paid to preferred stockholders.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128).
SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Upon adoption of SFAS No. 128, restatement of all prior period EPS data will be required. SFAS No. 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution and is calculated similarly to fully diluted EPS under current accounting standards. Under SFAS No. 128, basic and diluted loss per share for the Company for the three months ended March 31, 1997, and 1996, would have been the same as primary and fully diluted loss per share presented in the accompanying financial statements.


(D) Inventories
---------------

Inventories consist of the following:

                      March 31, 1997      December 31, 1996
                      --------------      -----------------
Raw materials           $1,226,418            $1,276,413
Work in process          1,339,758             1,398,229
Finished goods           1,561,316             1,421,803
                        ----------            ----------
                        $4,127,492            $4,096,445
                        ==========            ==========


(E) Stock Warrants
------------------

In conjunction with a private placement in May 1995, the Company issued warrants to acquire additional common stock of the Company to a group of investors.
Since that time, the Company has issued additional warrants to this group as the previously outstanding warrants were exercised. As of December 31, 1996, warrants to purchase 2,100,167 shares of common stock at $6.25 per share were outstanding.

In January 1997, the board of directors approved a reduction in the exercise price, from $6.25 to $5.30 per share, of certain of these warrants related to 1,715,832 shares of common stock. In consideration of this reduction, the holders of the warrants agreed to the early exercise of the warrants which were otherwise permitted to be exercised until November 1, 1998. The holders agreed to exercise a portion of the warrants on or before January 31, 1997, which exercise occurred and resulted in the issuance of 651,103 shares and gross proceeds to the Company of approximately $4,069,000. This initial issuance was priced at $6.25 per share because the reduced price is contingent on the timely exercise of the warrants related to all 1,715,832 shares.

Initially, the remaining portion of the warrants were to be exercised by April 16, 1997, but the agreement has been amended to allow the exercise of the remaining warrants by June 6, 1997. If the remaining exercise occurs, it will result in the issuance of an additional 1,064,729 shares of common stock and additional gross proceeds to the Company of approximately $5,025,000. If these remaining warrants are exercised, an aggregate of 1,715,832 shares will be issued for aggregate gross proceeds of approximately $9,094,000, resulting in an average exercise price of $5.30 per share.


(F) Employee Stock Purchase Plan
--------------------------------

The board of directors of the Company adopted the 1997 Employee Stock Purchase Plan (the "Plan") effective as of February 1, 1997. The Plan is subject to the approval of stockholders and will be voted upon at the next shareholders' meeting. The maximum number of shares of common stock which are available under the Plan is 100,000 shares. The Plan will terminate on December 31, 1998, but may be terminated earlier by the board of directors.

The Plan provides an opportunity to the employees of the Company to purchase shares of common stock in the Company at 85% of fair market value on each offering date. An offering date is defined in the Plan as the date that is ten business days subsequent to the filing of the Company's quarterly reports on Form 10-Q and annual report on Form 10-K. Employees of the Company, except employees owning (or having a right to acquire) more that 5% of the Company's stock, who have been employed for more than six months by the Company are eligible to participate in the Plan. Participation in the Plan is limited to 20% of the employee's compensation, with a maximum of $25,000 during any calendar year.


(G) Subsequent Events
---------------------

1.  Building Lease
------------------

In April 1997, the Company entered into a new lease agreement covering existing and additional office and manufacturing space. The lease covers approximately 18,300 square feet of space, has an initial term through March 31, 1999, and contains options to extend the lease for five additional one-year periods thereafter. The rental payment under the lease is $13,730 per month and increases by 2% on April 1, 1998, and, if extended, by 4% on April 1, 1999, and each year thereafter.

2.  Preferred Stock
-------------------

At March 31, 1997 and December 31, 1996, the Company had 200,000 shares of preferred stock outstanding. This preferred stock was converted, in accordance with the governing provisions of the designation, into 58,842 shares of common stock effective April 30, 1997.

3.  Stock Options
-----------------

On May 13, 1997, the board of directors approved the 1997 Stock Option and Award Plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options to acquire or award up to 750,000 shares of common stock. The exercise prices and vesting periods of options granted under the 1997 Plan are determined by the board of directors.


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the consolidated financial statements and related notes contained herein and in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the audited consolidated financial statements included in the Company's report on Form 10-KSB for the year ended June 30, 1996, and on Form 10-K for the six-month transition period ended December 31, 1996.

     This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including the completion of commercial products within projected time frames, the market acceptance of products to be developed, the ability of the Company to successfully address technical and manufacturing problems in producing new products, the ability of the Company to enter into strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of the Company and the entities with which it has agreements, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

     Over the course of the last three years, the Company has acquired the rights to a number of technologies from Brigham Young University ("BYU"), either directly from BYU or indirectly through its acquisition of Sensar Corporation. These technologies have placed the Company in a position to develop a number of sophisticated analytical instruments in addition to its historical acoustical and vibration based business. The Company believes that the patented technology it has acquired will permit it to develop instruments that are technically superior to those currently being offered, that will be on the cutting edge of certain emerging markets, that will address needs in certain industries in a more cost efficient manner, and that can be sold at prices less than alternative solutions currently being offered.

     In order to accomplish its goals, the Company initiated a research and development plan designed to convert the underlying technologies into commercial products. These efforts are just beginning to lead to products and have not had a significant impact on the revenues of the Company to date. The Company does not anticipate that there will be a significant impact until at least the third or fourth quarter of the calendar year ending December 31, 1997. The products currently being worked on by the Company are designed for extremely sophisticated applications, and there can be no assurance that the Company will be successful in its development efforts or that alternative technologies may not be developed by some other entity that provide a more advantageous solution to the needs of the various industries targeted by the Company.

     In order to obtain the necessary funding to implement its research and development plan, the Company has sought and obtained equity financing, primarily from private placements to a small number of investors. This capital has been and is currently being used for various purposes, including increased research and development activities, the reduction of the Company's operating line of credit, and general operations. New product development, prototype manufacture, and first production costs adversely affected the results of operations of the Company in the three months ended March 31, 1997. These activities generated expenses without corresponding revenues. It is anticipated the Company will continue to experience operating losses until new products are brought to market and begin to generate significant sales. There can be no assurance as to the timing of significant sales or as to the ultimate success of the products. If the products prove unsuccessful, the Company may not be able to recover its associated research and development costs, which could have a significant material, adverse impact on the business and activities of the Company.

RECENT DEVELOPMENTS

     The Company has recently developed certain technologies and hired experienced employees to enter into the supercritical fluid chromatography (SFC) market. SFC is a chemical separations technique that one of the company's chief scientists, Dr. Milton E. Lee, was instrumental in developing. Several major customers, including Procter & Gamble, have found the SFC technique very useful and have strongly encouraged the Company to introduce a new generation commercial product.

     The Company and Procter & Gamble have entered into an agreement under which Procter & Gamble will provide the Company with its substantial experience in SFC and its assistance in designing and testing new products developed by the Company. The Company anticipates that it will take approximately one year to introduce its initial product and that the market that potentially can be developed with respect to the products being considered over the next few years is in excess of $45 million in annual sales.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 1997 and 1996

Net Sales

     Net sales for the three months ended March 31, 1997 and 1996, were $2,204,697 and $2,317,430, respectively. This represents a decrease of $112,733, or 4.9%, for 1997 as compared to 1996. The overall decrease is the net difference between a decrease in sales of approximately $335,000 in the acoustical and vibration product families and an increase of approximately $222,000 in revenue from the Sensar products. Acoustical and vibration product sales decreased from historical levels due to the delayed introduction of certain recently announced new products. Management expects that market demand for these new products will cause acoustical and vibration products sales to return to and exceed historical levels, although no assurance can be made that this will occur.

Cost of Sales

     Cost of sales for the three months ended March 31, 1997, were $1,208,367, or 54.8% of net sales, compared to $1,105,591, or 47.7% of net sales, for the three months ended March 31, 1996. The increased level in cost of sales as a percentage of net sales continues principally due to the high cost of materials, initial production costs, and development costs associated with production of the initial Sensar products. Management expects the cost of sales as a percentage of net sales to decline in the future to a level more consistent with historical levels prior to the Sensar acquisition. This should occur when the Sensar products are ready for market, product demand is achieved, and standard production processes are established; although this result cannot yet be assured because the Company continues to have limited production experience with these products to date.

Selling, General, and Administrative

     Selling, general, and administrative expenses increased to $1,362,026, or 61.8% of net sales, for the three months ended March 31, 1997, compared to $907,172, or 39.1% of net sales, for the three months ended March 31, 1996. The increase was due to several factors, including audit and legal costs associated with the change in fiscal year end to December 1996, and the related filing of a report on Form 10-K for the six month transition period then ended; increased consulting, travel, legal, and administrative costs associated with the pursuit of strategic alliances; increased costs related to the establishment of the new European sales manager position; and increased costs associated with other corporate and marketing activities. Management believes that certain of these costs during the three months ended March 31, 1997, were incurred in conjunction with specific strategic initiatives, and that selling, general, and administrative expenses as a percentage of net sales should decline in the future to be more consistent with historical levels once such initiatives are completed, although no assurance can be made that the Company will be successful in accomplishing such reduction.

Research and Development

     For the three months ended March 31, 1997, research and development costs were $947,211, or 43.0% of net sales, compared to $581,607, or 25.1% of net sales, for the three months ended March 31, 1996. The increase over the prior period, as well as over historical levels, is due to the Company's continuing commitment to research and the development of new products from technologies acquired in recent years. The increased expenses principally relate to the employment of additional scientists and engineers with pertinent experience and education in chemistry, electrical engineering, software development, and manufacturing production. The increased costs also include higher expenses associated with materials and supplies used in the development process, and consultation with outside experts. It is anticipated that research and development costs will continue to exceed historical levels as a percentage of net sales at least until the development of new products is completed and significant sales levels of the new products are achieved.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had total current assets of $11,317,967, including cash and cash equivalents of $4,728,172. The Company also had total current liabilities of $2,278,958, resulting in working capital of $9,039,009 and a working capital ratio of 4.97 to 1. At March 31, 1997, the Company had drawn $663,715 on its line of credit. The maximum limit on this line of credit is $3,000,000, although the actual amount that the Company can borrow is adjusted from time to time based on the amounts of inventories and accounts receivable that secure the line of credit. The line of credit contains certain covenants including, but not limited to, provisions that the Company maintain specified levels of net worth, achieve certain results of operations, meet established financial ratios, and restrict the amount of capital expenditures. At times, the Company has been in violation of certain of these covenants.
The lender monitors the Company's compliance with these covenants. Under the line of credit agreement, the lender is required to notify the Company when it considers an event of default to have occurred. Through March 31, 1997, and subsequent thereto, the Company has not been notified by the lender of any event of default.

     The Company's primary source of cash for the three months ended March 31, 1997, was the issuance of common stock, principally resulting from the exercise of stock warrants. The Company has relied on the sale of common stock as a method to fund its increases in working capital, operational losses, and research and development efforts. During the three months ended March 31, 1997, net proceeds from the issuance of common stock were $4,059,393. There are currently issued and outstanding warrants with respect to 1,449,064 shares of common stock. If all of these warrants were exercised, of which there can be no assurance, the Company would receive additional gross proceeds of $7,426,610.
On the satisfaction of certain conditions, the Company has agreed to issue additional warrants to acquire up to an aggregate of 1,715,832 shares of common stock at an exercise price of $10.75 per share. There is no obligation on the part of the holders of these rights to exercise them, and the exercise will largely depend on the future price of the Company's common stock in the public trading market, as to which no assurance can be given.

     The Company's primary uses of cash for the three months ended March 31, 1997, were (1) cash used in operations of $1,103,676; (2) purchase of property and equipment of $481,481; and (3) reduction in the line of credit of $369,303.

     In the opinion of management, current cash balances, funds available under the line of credit, and anticipated proceeds from the exercise of warrants will provide the Company with sufficient capital to fund its operations and development plans for the immediate future.


                                    PART II
                               OTHER INFORMATION


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

           SEC
Exhibit    Reference
Number     Number     Title of Document
------     ------     -----------------

  1        (10)       Amendment to Agreement to Issue Warrants to
                      Congregation Ahavas Tzdokah Z'Chesed
                      dated April 16, 1997

  2        (10)       Amendment to Agreement to Issue Warrants to Ezer
                      Mzion Organization dated April 16, 1997

  3        (10)       Amendment to Agreement to Issue Warrants to
                      Laura Huberfeld and Naomi Bodner
                      dated April 16, 1997

  4        (10)       Amendment to Agreement to Issue Warrants to
                      Connie Lerner dated April 16, 1997

  5        (10)       Amended and Restated 1996 Director Stock Option Plan

  6        (10)       1997 Stock Option and Award Plan

  7        (27)       Financial Data Schedule



REPORTS ON FORM 8-K

     During the quarter ended March 31, 1997, the Company filed a report on Form 8-K dated January 23, 1997, reporting the change in its fiscal year end from June 30 to December 31.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Larson Davis Incorporated


Dated:  May 15, 1997               By   /s/ Brian G. Larson
                                     ----------------------------
                                     Brian G. Larson, President
                                     (Duly Authorized Officer)


Dated:  May 15, 1997               By   /s/ Craig E. Allen
                                     ----------------------------
                                     Craig E. Allen
                                     (Principal Financial and
                                      Accounting Officer)