Form 10-Q
period 1997-06-30
LARSON DAVIS INC
filed 1997-08-14
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended  June 30,1997

                                       OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                    to

                     Commission File Number       0-17020


                           Larson Davis Incorporated
             (Exact name of registrant as specified in its charter)


                     Nevada                                  87-0429944
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification No.)

              1681 West 820 North
                  Provo, Utah                                  84601
    (Address of principal executive offices)                 (Zip Code)


                                 (801) 375-0177
              (Registrant's telephone number, including area code)


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

                               Yes        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 12, 1997, the Issuer had 11,652,714 shares of its common stock, par value $0.001 per share, issued and outstanding.



                                     PART I
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

     Larson Davis Incorporated (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of June 30, 1997 (unaudited), and December 31, 1996 (the end of the Company's transition period), and unaudited consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and unaudited consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented.
The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended June 30, 1996, and the report of the Company on Form 10-K for the six month transition period ended December 31, 1996.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                               June 30,           December 31,
                                                 1997                1996
                                            --------------       --------------
ASSETS                                       (unaudited)
Current assets:
  Cash and cash equivalents                 $    3,191,467       $    2,696,542
  Trade accounts receivable, net of
    allowance for doubtful accounts              2,534,431            2,598,582
  Inventories                                    4,008,291            4,096,445
  Other current assets                              98,884              130,096
                                            --------------       --------------
    Total current assets                         9,833,073            9,521,665

Property and equipment, net of
  accumulated depreciation
  and amortization                               2,277,817            1,815,455

Assets under capital lease obligations,
  net of accumulated amortization                  828,614              613,675

Long-term contractual arrangement, net
  of accumulated cost recoveries                 2,756,784            2,872,014

Intangible assets, net of accumulated
  amortization                                   4,960,255            5,083,712

Note receivable from officer                        69,375                    -
                                            --------------       --------------
                                            $   20,725,918       $   19,906,521
                                            ==============       ==============

The accompanying notes are an integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                          June 30,           December 31,
                                                            1997                1996
                                                        --------------      --------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     (unaudited)
Current liabilities:
  Line of credit                                        $      805,904      $    1,033,018
  Accounts payable                                             468,135             902,926
  Accrued liabilities                                          693,418             764,393
  Current maturities of long-term debt                          49,025              91,902
  Current maturities of capital lease obligations              215,679             159,515
                                                        --------------      --------------
    Total current liabilities                                2,232,161           2,951,754

Long-term debt, less current maturities                        741,368             759,709

Capital lease obligations, less current maturities             702,687             523,185
                                                        --------------      --------------

    Total liabilities                                        3,676,216           4,234,648
                                                        --------------      --------------

Commitments and contingencies                                        -                   -

Stockholders' equity:
  Preferred stock, $0.001 par value; authorized
    10,000,000 shares; issued and outstanding
    zero shares at June 30, 1997, and 200,000
    shares at December 31, 1996                                      -                 200

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    11,520,116 shares at June 30, 1997, and
    10,717,790 shares at December 31, 1996                      11,520              10,718

  Additional paid-in capital                                24,228,725          19,999,375

  Accumulated deficit                                       (7,256,327)         (4,418,780)

  Cumulative foreign currency translation
    adjustment                                                  65,784              80,360
                                                        --------------      --------------

    Total stockholders' equity                              17,049,702          15,671,873
                                                        --------------      --------------

                                                        $   20,725,918      $   19,906,521
                                                        ==============      ==============


The accompanying notes are an integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

                                            Three months ended June 30,         Six months ended June 30,
                                          ------------------------------      -----------------------------
                                               1997             1996              1997              1996
                                          ------------      ------------      ------------     ------------
Net sales                                 $  2,147,647      $  1,785,904      $  4,352,345     $  4,103,334
                                          ------------      ------------      ------------     ------------

Costs and operating expenses:
  Cost of sales                              1,158,085         1,186,457         2,366,452        2,292,048
  Research and development                     953,541           739,187         1,900,752        1,320,794
  Selling, general, and administrative       1,500,499         1,201,906         2,862,524        2,109,078
                                          ------------      ------------      ------------     ------------
                                             3,612,125         3,127,550         7,129,728        5,721,920
                                          ------------      ------------      ------------     ------------

Operating loss                              (1,464,478)       (1,341,646)       (2,777,383)      (1,618,586)
                                          ------------      ------------      ------------     ------------
Other income (expense):
  Interest income                               48,814            12,320            92,813           12,320
  Interest expense                             (67,705)         (152,279)         (142,437)        (254,045)
  Other, net                                     3,901           (53,727)            4,460          (65,868)
                                          ------------      ------------      ------------     ------------

                                               (14,990)         (193,686)          (45,164)        (307,593)
                                          ------------      ------------      ------------     ------------
Loss before income taxes                    (1,479,468)       (1,535,332)       (2,822,547)      (1,926,179)

Income tax expense                                   -                 -                 -                -
                                          ------------      ------------      ------------     ------------

Net loss                                  $ (1,479,468)     $ (1,535,332)     $ (2,822,547)    $ (1,926,179)
                                          ============      ============      ============     ============
Loss per common share:
  Primary                                 $      (0.13)     $      (0.17)     $      (0.25)    $      (0.23)
  Fully diluted                                  (0.13)            (0.17)            (0.25)           (0.23)

Weighted average common and common
  equivalent shares:
  Primary                                   11,418,781         9,257,953        11,267,295        8,649,572
  Fully diluted                             11,418,781         9,257,953        11,267,295        8,649,572

The accompanying notes are an integral part of these financial statements.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                   Six months ended June 30,
                                                                   1997                 1996
                                                               --------------      --------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Net loss                                                   $   (2,822,547)     $   (1,926,179)
    Adjustments to reconcile net loss to net cash used in
      operating activities
      Depreciation                                                    258,351             275,560
      Amortization                                                    307,017             164,835
      Stock issued in payment of compensation                          43,698              59,640
      Loss (gain) on sale of property and equipment                    (4,460)             37,604
      Changes in assets and liabilities:
        Trade accounts receivable                                      64,151             168,096
        Inventories                                                    88,154              14,629
        Other current assets                                           31,212            (345,556)
        Accounts payable                                             (434,791)            (39,925)
        Accrued liabilities                                           (70,975)            374,195
                                                               --------------      --------------
          Net cash used in operating activities                    (2,540,190)         (1,217,101)
                                                               --------------      --------------
  Cash flows from investing activities
    Purchase of property and equipment                               (759,513)           (424,904)
    Proceeds from sale of assets                                       43,260              17,700
    Payments for intangible assets                                    (51,475)           (365,791)
    Collection of loans to officers                                         -              81,000
    Proceeds from long-term contractual arrangement                   115,230             195,648
                                                               --------------      --------------
    Net cash used in investing activities                            (652,498)           (496,347)
                                                               --------------      --------------
  Cash flows from financing activities
    Net change in lines of credit                                    (227,114)           (368,341)
    NetProceeds from long-term obligations                             25,486                   -
    Principal payments of long-term debt                              (86,704)           (790,843)
    Net proceeds from issuances of common stock and
      exercise of options and warrants                              4,116,879           6,548,086
    Principal payments on capital lease obligations                  (111,358)            (69,197)
    Preferred dividends                                               (15,000)            (22,500)
                                                               --------------      --------------
          Net cash provided by financing activities                 3,702,189           5,297,205
                                                               --------------      --------------

  Effect of exchange rates on cash                                    (14,576)              9,659
                                                               --------------      --------------

Net increase in cash and cash equivalents                             494,925           3,593,416

Cash and cash equivalents at beginning of period                    2,696,542             329,244
                                                               --------------      --------------

Cash and cash equivalents at end of period                     $    3,191,467      $    3,922,660
                                                               ==============      ==============


The accompanying notes are an integral part of these financial statements.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(A) Basis of Presentation

The accompanying unaudited consolidated financial statements of LarsonoDavis Incorporated and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996, and report on Form 10-K for the six month transition period ended December 31, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 1997, its consolidated results of operations for the three months ended June 30, 1997 and 1996, and its consolidated results of operations and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three months and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997.


(B) Earnings (Loss) Per Common Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period, including common equivalent shares (if dilutive). Common equivalent shares include stock options and warrants. Net income used in this calculation is decreased (net loss is increased) by the dividends paid to preferred stockholders during the periods the preferred stock was outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128).
SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Upon adoption of SFAS No. 128, restatement of all prior period EPS data will be required. SFAS No. 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution and is calculated similarly to fully diluted EPS under current accounting standards. Under SFAS No. 128, basic and diluted loss per share for the Company for the three months and the six months ended June 30, 1997 and 1996, would have been the same as primary and fully diluted loss per share presented in the accompanying financial statements.


(C) Inventories

Inventories consist of the following:

                    June 30, 1997    December 31, 1996
                    -------------    -----------------
Raw materials       $   1,239,758       $   1,276,413
Work in process         1,177,147           1,398,229
Finished goods          1,591,386           1,421,803
                    -------------       -------------
                    $   4,008,291       $   4,096,445
                    =============       =============




(D) Stock Warrants

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

In January 1997, the board of directors approved a reduction in the exercise price, from $6.25 to $5.30 per share, of certain of these warrants related to 1,715,832 shares of common stock. In consideration of this reduction, the holders of the warrants agreed to the early exercise of the warrants which were otherwise permitted to be exercised until November 1, 1998. The holders agreed to exercise a portion of the warrants on or before January 31, 1997, which exercise occurred and resulted in the issuance of 651,103 shares and gross proceeds to the Company of approximately $4,069,000. This initial issuance was priced at $6.25 per share because the reduced pricing is contingent upon the timely exercise of the warrants related to all 1,715,832 shares.

Initially, the remaining portion of the warrants were to be exercised by April 16, 1997, but the agreement has been amended to allow the exercise of the remaining warrants until the date which is 90 days after the effective date of a registration statement filed with the Securities and Exchange Commission to permit the resale of the common stock issued on the exercise of the warrants. That registration statement has been filed, is in the process of review by the Staff of the Securities and Exchange Commission, and consequently is not yet effective. If the remaining exercise occurs, it will result in the issuance of an additional 1,064,729 shares of common stock and additional gross proceeds to the Company of approximately $5,025,000. If these remaining warrants are exercised, an aggregate of 1,715,832 shares will have been issued for aggregate gross proceeds of approximately $9,094,000, resulting in an average exercise price of $5.30 per share. In addition, under the terms of the agreement, the Company will issue replacement warrants to acquire up to 1,715,832 shares of common stock at an exercise price of $8.75 per share.


(E) Building Lease

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


(F) Preferred Stock

At December 31, 1996, the Company had 200,000 shares of preferred stock outstanding. This preferred stock was converted, in accordance with the governing provisions of the designation, into 58,842 shares of common stock effective April 30, 1997.


(G) Stock Option Plan

In May 1997, the board of directors approved the 1997 Stock Option and Award Plan (the "1997 Plan") that was subsequently approved by the shareholders in June 1997. Under the 1997 Plan, the Company may grant options to acquire or award up to 750,000 shares of common stock. The exercise prices and vesting periods of options granted under the 1997 Plan are determined by the board of directors at the time of grant.


(H) Subsequent Event

Effective July 1, 1997, the Company has entered into a Technical Information Agreement and a Patent License Agreement with Lucent Technologies, Inc. (the "Agreement"). Under the Agreement, the Company holds the sole rights, subject to certain overall technology sharing agreements amongst Lucent Technologies, AT&T, and NCR, to technologies related to the manufacture of particle analysis systems and related rights to market such systems. Using the technology licensed under the Agreements, coupled with other technology already owned or licensed, the Company intends to develop and, if successful, to manufacture and market a particle analysis mass spectrometer.

Under the Agreements, the Company is obligated to make an initial payment of $200,000 for the rights granted thereunder. Additionally, the Company is obligated to pay royalties equal to a percentage of the market value of items sold pursuant to the Agreements, subject to a minimum annual royalty ranging from $250,000 for the year ended June 30, 1999, to $600,000 for the year ended June 30, 2003. The Agreements have an initial term of six years, although the Company may effectively extend the Agreements thereafter by continuing to pay the percentage royalties, subject to a minimum annual royalty of $600,000.


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes contained herein and in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the audited consolidated financial statements included in the Company's report on Form 10-KSB for the year ended June 30, 1996, and on Form 10-K for the six-month transition period ended December 31, 1996.

     This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including the completion of commercial products within projected time frames, the market acceptance of products to be developed, the ability of the Company to successfully address technical and manufacturing problems in producing new products, the ability of the Company to enter into strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of the Company and the entities with which it has agreements, the ability of the Company to successfully protect and defend its intellectual rights, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

     Over the course of the last three years, the Company has acquired the rights to a number of technologies from Brigham Young University ("BYU"), either directly from BYU or indirectly through its acquisition of Sensar Corporation. These technologies have placed the Company in a position to develop a number of sophisticated analytical instruments in addition to its historical acoustic and vibration business. The Company has also recently entered into a license agreement with Lucent Technologies, Inc. (formerly Bell Labs) in which it acquired the sole rights to technology developed by Lucent. (See discussion under "RECENT DEVELOPMENTS," below.) The Company believes that it will be able to develop a range of instruments based on the patented technology acquired by it that will be technically superior to those currently being offered, that will be on the cutting edge of certain emerging markets, or that will address needs in certain industries in a more cost efficient manner.

     In order to accomplish its goals, the Company initiated a research and development plan designed to convert the underlying technologies into commercial products. The Company currently has one commercial product based on these acquisitions available, its time of flight mass spectrometer ("TOF 2000").
The Company has also made significant advances toward additional products, but there have been unanticipated delays in finalization of these products. The Company does not currently expect to introduce additional new products until late in 1997 or early 1998. The Company does not anticipate that there will be a significant impact on its revenues until after these products have been introduced and have established market acceptance. While management of the Company continues to believe that it can develop a range of superior products designed to meet the needs in significant markets, the products currently being developed by the Company are designed for sophisticated applications, and there can be no assurance that the Company will be successful in its development efforts or that alternative technologies may not be developed by some other entity that provide a more advantageous solution to the needs of the various industries targeted by the Company.

     Sales of the Company's TOF 2000 have been increasing, resulting in approximately $850,000 in revenues in the first six months of this year. The Company current markets this product to the semi-conductor industry through SAES Getters S.p.A. ("SAES"). Under the terms of the agreement, SAES is obligated to sell a minimum of nine units in 1997 in order to maintain its exclusive rights, a target that it may not meet this year. The Company currently anticipates that revenues from this product will be in the range of $1,000,000 for the last six months of the year. There can be no assurance that this goal will be met.

     The Company is unable to fund its increased research, development, and other activities from operations and has sought and obtained equity financing, primarily from private placements to a small number of private investors, in order to meet these costs. This capital has been and is currently being used for various purposes, including increased research and development activities and general operations. It is anticipated the Company will continue to experience operating losses until new products are brought to market and begin to generate significantly large enough sales to substantially increase the Company's revenue. While the Company currently has adequate resources to continue its development plans through the end of the fiscal year, it will continue to be reliant on obtaining outside financing in 1998. There can be no assurance as to the Company's ability to obtain such financing on terms favorable to it, or on the timing of significant sales or as to the success of the products that may ultimately permit the Company to meet its obligations from operations. If the planned products prove unsuccessful, the Company may not be able to recover its associated research and development costs, which could have a significant material, adverse impact on the business and activities of the Company.

RECENT DEVELOPMENTS

     The Company has recently entered into a Technical Information Agreement and a Patent License Agreement with Lucent Technologies, Inc. (the "Agreement"). Under the Agreement, the Company was granted certain rights to technologies related to the manufacture of particle analysis systems and related rights to market such systems. The Agreement has a term of six years, although the Company is obligated to introduce a commercial particle analysis system which incorporates the licensed technical information by August 1, 1998. Using the technology licensed under the Agreement, coupled with other technology already owned or licensed, the Company intends to develop and, if successful, to manufacture and market a particle analysis mass spectrometer. This new market for the Company is expected to include sales to entities involved in pharmaceuticals, semiconductor, inorganic/organic chemicals, plastics, glass/ceramics, process control, environmental testing, medical, military, manufacturing, and quality assurance.

RESULTS OF OPERATIONS

Comparison of Three Months ended June 30, 1997, and 1996

Net Sales

     Net sales for the three months ended June 30, 1997, and 1996, were $2,147,647 and $1,785,904, respectively. This represents an overall increase of $361,743, or 20.3%, for 1997 as compared to 1996. The increase is due to higher unit sales for both the core acoustical product families and for the newer Sensar chemical analysis products. The Company continues to experience fluctuations in the sales of its chemical analysis products because revenues from this source results from the sale of a relatively small number of high-priced systems. As a result, the timing of the sale of a single system can have a significant impact on the Company's quarterly revenue. The failure to receive anticipated orders or delays in shipments in a particular quarter may cause revenue to fall below the Company's expectations. At June 30, 1997, the Company had orders for three chemical analysis systems, two of which were substantially completed and awaiting final testing, customer training, and product acceptance prior to shipment in the next quarter.

Cost of Sales

     Cost of sales for the three months ended June 30, 1997, were $1,158,085, or 53.9% of net sales, compared to $1,186,457, or 66.4% of net sales for the three months ended June 30, 1996. The decreased level in cost of sales as a percentage of net sales is principally the result of the following factors. First, the cost of materials, initial production costs and other related manufacturing costs associated with production of the initial Sensar products has decreased in 1997 compared to 1996. Management expects the cost of sales as a percentage of net sales to further decline as product demand is achieved and standard production processes are established; although this result cannot yet be assured because the Company continues to have limited production experience with these products to date.

Second, cost of sales as a percentage of net sales for the quarter ended
June 30, 1996, was higher due to the absorption of fixed costs by lower than normal sales levels. Finally, in the quarter ended June 30, 1996, the carrying cost of certain inventories was adjusted downward by approximately $100,000 to better reflect the lower of cost or market.
This adjustment was charged to, and thereby increased, cost of sales in 1996.

Selling, General, and Administrative

     Selling, general, and administrative expenses increased to $1,500,499, or 69.9% of net sales, for the three months ended June 30, 1997, compared to $1,201,906, or 67.3% of net sales, for the three months ended June 30, 1996.
The increase in the dollar amount of selling, general, and administrative expenses was principally due to several factors, including increased consulting, travel, legal, and administrative costs associated with the pursuit of strategic marketing and research alliances; training and implementation costs associated with a new electronic data processing system; costs associated with holding the shareholders' meeting (there was no shareholders' meeting in 1996), including the preparation of the annual report and the solicitation of proxies; and increased costs associated with other corporate and marketing activities. In addition, the Company has incurred costs necessary to establish the infrastructure to support its potential growth as new products are commercialized. As product demand is achieved for products currently in development, selling, general, and administrative expenses as a percentage of net sales should decline, although no assurance can be made that the Company will be successful in accomplishing such reduction. The Company does not currently anticipate that revenues will increase significantly in the last six months of 1997.

Research and Development

     For the three months ended June 30, 1997, research and development costs were $953,541, or 44.4% of net sales, compared to $739,187, or 41.4% of net sales, for the three months ended June 30, 1996. The increase in the amount of research and development over the prior period, as well as over historical levels, is due to the Company's continuing commitment to the research and development of new products from technologies acquired in recent years. The increased expenses principally relate to the employment of additional scientists and engineers with pertinent experience and education in chemistry, electrical engineering, software development, and manufacturing production. The increased costs also include higher expenses associated with materials and supplies used in the development process and consultation with outside experts. It is anticipated that research and development costs will continue to exceed historical levels as a percentage of net sales at least until the development of new products is completed and significant sales levels of the new products are achieved.

Comparison of Six Months ended June 30, 1997, and 1996

Net Sales

     Net sales for the six months ended June 30, 1997, and 1996, were $4,352,345 and $4,103,334, respectively. This represents an overall increase of $249,011, or 6.1%, for 1997 as compared to 1996. The overall increase is the net difference between a decrease in sales of approximately $122,000 in the acoustical and vibration product families and an increase of approximately $371,000 in revenue from the Sensar products. Sales of acoustical and vibration products for the six months ended June 30, 1997, reflect decreases from last year primarily due to the delayed introduction of certain new products. The Company originally anticipated that these new acoustical products would be available at the beginning of 1997. The introduction of the Company's Model 814 and DSP 80 Series products have only recently begun shipping and the introduction of the Model 824 and associated options have been delayed and are currently targeted for the fourth quarter of 1997. In the interim, sales of the Company's prior products declined. Management expects that these recent introductions and the introduction later this year, will cause acoustical and vibration products sales to return to and exceed historical levels, although no assurance can be made that such expectation will be realized.

     As mentioned above, the sales attributed to the Company's Sensar products have increased over last year comparative periods, although not to the levels originally anticipated by the Company. Sales from this source were approximately $850,000 for the six months ended June 30, 1997, and the Company anticipates a slight increase in this amount for the second six months of fiscal 1997. Based on the foregoing, the Company does not currently believe its revenues for the third and fourth quarter of 1997 will show a substantial increase over the revenues of the first half of the year.

Cost of Sales

     Cost of sales for the six months ended June 30, 1997, were $2,366,452, or 54.4% of net sales, compared to $2,292,048, or 55.9% of net sales for the six months ended June 30, 1996. The decreased level in costs of sales as a percentage of net sales is principally the result of two factors, as discussed above. These factors are decreasing manufacturing costs associated with production of the initial Sensar products and an inventory adjustment in 1996 to better reflect the lower of cost or market.

Selling, General, and Administrative

     Selling, general, and administrative expenses increased to $2,862,524, or 65.8% of net sales, for the six months ended June 30, 1997, compared to $2,109,078, or 51.4% of net sales, for the six months ended June 30, 1996. As discussed above, the increase in the dollar amount of selling, general, and administrative expenses was principally due to several factors, including increased costs associated with the pursuit of strategic marketing and research alliances; costs associated with the implementation of a new electronic data processing system; costs associated with holding the stockholders' meeting, including the preparation of the annual report and proxies; and increased costs associated with other corporate and marketing activities. In addition, the Company has incurred costs necessary to establish the infrastructure to support its potential growth as new products are commercialized. As product demand is achieved for products currently in development, selling, general, and administrative expenses as a percentage of net sales should decline in the future, although no assurance can be made that the Company will be successful in accomplishing such reduction.

Research and Development

     For the six months ended June 30, 1997, research and development costs were $1,900,752, or 43.7% of net sales, compared to $1,320,794, or 32.2% of net sales, for the six months ended June 30, 1996. As described above, the increase in the amount of research and development over the prior period, as well as over historical levels, is due to the Company's continuing commitment to the research and development of new products from technologies acquired in recent years. The increased expenses principally relate to the employment of additional scientists and engineers, costs associated with materials and supplies used in the development process, and consultation with outside experts. It is anticipated that research and development costs will continue to exceed historical levels as a percentage of net sales at least until the development of new products is completed and significant sales levels of the new products are achieved.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had total current assets of $9,833,073, including cash and cash equivalents of $3,191,467. The Company had total current liabilities of $2,232,161, resulting in working capital of $7,600,912 and a working capital ratio of 4.4 to 1. At June 30, 1997, the Company had drawn $805,904 on its line of credit. The maximum limit on this line of credit is $3,000,000, although the actual amount that the Company can borrow is adjusted from time to time based on the amount of eligible accounts receivable and inventories that secure the line of credit. The line of credit contains certain covenants including, but not limited to, provisions that the Company maintain certain levels of net worth, achieve certain results of operations, meet certain financial ratios, and restrict the amount of capital expenditures. At times, the Company has been in violation of certain of these covenants. The lender has waived all violations of these covenants through June 30, 1997.

     The Company has significant long-term assets, including intangible assets totaling $4,960,255 related to product technology acquisition costs, license rights, software development costs, and goodwill, as well as a long-term contractual arrangement with a carrying value of $2,756,784. The intangible assets are being amortized over estimated useful lives ranging from five to fifteen years. The long-term contractual arrangement is being accounted for on the cost-recovery method. On an ongoing basis, management reviews the valuation and amortization periods of these assets to determine possible impairment or changes in useful lives. Although management believes its estimates of useful lives and realizability of long-term assets are reasonable, there is no assurance that actual future results will not differ from current expectations. In the event of such a change in expectation, the carrying value or amortization period of the long-term assets would be adjusted which would affect the Company's results of operations in the period in which such adjustment occurred.

     The Company's primary source of cash for the six months ended June 30, 1997, was the issuance of common stock, principally resulting from the exercise of stock warrants. The Company has relied on the sale of common stock as a method to fund increases in working capital, operational losses, and research and development efforts. During the six months ended June 30, 1997, net proceeds from the issuance of common stock were $4,116,879. There are currently issued and outstanding warrants with respect to 1,449,064 shares of common stock. If all of these warrants were exercised, the Company would receive additional gross proceeds of $7,426,610. On the satisfaction of certain conditions, the Company has agreed to issue additional warrants to acquire up to an aggregate of 1,715,832 shares of common stock at an exercise price of $8.75 per share. There is no obligation on the part of the holders of these rights to exercise them, and the exercise will largely depend on the price of the Company's common stock in the public trading market, as to which no assurance can be given.

     The Company's primary uses of cash for the six months ended June 30, 1997, were funds used in operations of $2,540,190 and the purchase of property and equipment of $759,513. Management expects that in the short-term, the primary uses of cash will continue to be operations and the purchase of property and equipment due to the continued research and development activities. Additionally, the Company has recently entered into a Technical Information Agreement and a Patent License Agreement requiring the payment of royalties and fees over the next six years. Under this Agreement, the Company is obligated to make an initial payment of $200,000 before August 31, 1997, for the rights granted thereunder. Additionally, the Company is obligated to pay royalties equal to a percentage of the market value of items sold pursuant to the Agreements, subject to a minimum annual royalties ranging from $250,000 for the year ended June 30, 1999, to $600,000 for the year ended June 30, 2003. The Agreement have an initial term of six years, although the Company may effectively extend the Agreements thereafter by continuing to pay the percentage royalties, subject to a minimum annual royalty of $600,000.

     Management believes that existing cash balances and borrowings available under the line of credit will be adequate to meet the Company's estimated cash requirements through the end of 1997. The Company intends to continue to fund its short-term operating and capital requirements through equity financing, principally through the exercise of stock warrants. As newly developed products are commercialized and product demand is achieved, management believes that its long-term operating and capital requirements will be funded principally through cash generated from operations, supplemented as necessary from equity or long-term debt financing.


                                    PART II
                               OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an annual meeting of its shareholders on June 25, 1997, at which management's nominees were elected to serve as directors of the Company and the 1997 Stock Option and Award Plan, the 1997 Employee Stock Purchase Plan, and the 1996 Director Stock Option Plan were approved. The specific results are as follows:

     Election of Directors

     Nominee          Number of Votes For     Number of Votes Withheld
-----------------     -------------------     ------------------------
Brian G. Larson            9,593,820                    65,053
Larry J. Davis             9,593,620                    65,253
Dan J. Johnson             9,555,954                   102,919
William E. Hosker          9,593,920                    64,953
Gerard L. Seelig           9,591,020                    67,853

     1997 Stock Option and Award Plan

For  5,031,664    Against  514,881   Abstain   79,763   Non-Votes 4,032,565

     1997 Employee Stock Purchase Plan

For  5,363,286    Against  187,587   Abstain   75,435   Non-Votes 4,032,565

     1996 Director Stock Option Plan

For  4,870,018    Against  678,859   Abstain   77,431   Non-Votes 4,032,565


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

            SEC
Exhibit     Reference
Number      Number        Title of Document
 1            (10)        Technical Information Agreement and Patent License
                          Agreement between Lucent Technologies, Inc., and
                          Larson Davis Incorporated, effective as of July 1, 1997

 2            (27)        Financial Data Schedule

REPORTS ON FORM 8-K

     During the quarter ended June 30, 1997, the Company did not file a report on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Larson Davis Incorporated


Dated:  August 13, 1997                   By   /s/ Brian G. Larson
                                               Brian G. Larson, President
                                               (Duly Authorized Officer)


Dated:  August 13, 1997                   By   /s/ Craig E. Allen
                                               Craig E. Allen
                                               (Principal Financial and
                                               Accounting Officer)