Form 10-K/A
period 1996-12-31
LARSON DAVIS INC
filed 1997-09-30
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

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


                               TABLE OF CONTENTS

Item Number and Caption                                      Page
-----------------------                                      ----
PART I

1.   Business                                                   3

2.   Properties                                                11

3.   Legal Proceedings                                         12

4.   Submission of Matters to a Vote of Security Holders       12


PART II

5.   Market for Registrant's Common Equity and Related
     Stockholder Matters                                       13

6.   Selected Financial Data                                   14

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       16

8.   Financial Statements and Supplementary Data               22

9.   Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure                       22

PART III

10.  Directors and Executive Officers of the Registrant        23

11.  Executive Compensation                                    25

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                28

13.  Certain Relationships and Related Transactions            29


PART IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                               31


SIGNATURES                                                     36

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

     Over the course of the last three years, the Company has acquired the rights to a number of technologies from Brigham Young University ("BYU"), either directly from BYU or indirectly through its acquisition of Sensar. These technologies have placed the Company in a position to develop a number of sophisticated analytical instruments in addition to its historical acoustical and vibration based business. The Company believes that the patented technology it has acquired will permit it to develop instruments that are technically superior to those currently being offered, that will be on the cutting edge of certain emerging markets, that will address needs in certain industries in a more cost efficient manner, and that can be sold at prices less than alternative solutions currently being offered. In order to accomplish its goals, the Company initiated a research and development plan designed to convert the underlying technologies into commercial products. These efforts are just beginning to lead to products and have not had a significant impact on the revenues of the Company to date. The Company originally planned to seek to develop mass spectrometer, capillary electrophoresis, capillary chromatography, and inductively coupled plasma instruments. Management has elected to focus on the development of its next generation mass spectrometer instrument that it has designated "Jaguar" and that was premiered at the 1997 PittCon convention, and to proceed with development of the other instruments only after the finalization and commercial acceptance of Jaguar and additional development funds and resources are available. The Company does not anticipate that there will be a significant impact until at least the third or fourth quarter of fiscal 1997. The products currently being worked on by the Company are designed for extremely sophisticated applications, and there can be no assurance that the Company will be successful in its development efforts or that alternative technologies may not be developed by some other entity that provide a more advantageous solution to the needs of the various industries targeted by the Company.

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

     During the six months ended December 31, 1996, export sales experienced a significant increase as a percentage of total sales, to 57% of sales. This growth is due to a continuing increase in sales to the Pacific Rim and increases in sales in Europe, compared to the prior period. The Company's export sales are billed, collected, and denominated in U.S. dollars, other than its sales through its subsidiary, LTD, which are in British Pound Sterling. The impact of the foreign currency translation adjustment has not historically been significant, aggregating approximately $80,000 at December 31, 1996. The Company does not consider its foreign currency risks to be significant and has not taken a position in the currency markets or derivatives in an attempt to hedge any risk that might exist. Domestic sales, on an annualized basis, declined compared to the prior year, but have increased compared to 1995 and 1994.

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

     Selling, General, and Administrative

     Selling, general, and administrative expenses increased as a percentage of sales from 42.0% for the six months ended December 31, 1995, to 51.8% for the corresponding period of 1996. The increase was due to several factors, including increased audit, legal, and consulting fees, establishment of a new European sales manager, and increased costs related to various corporate and marketing activities. Management believes that certain costs incurred in the period ended December 31, 1996, including costs associated with the search for qualified independent directors, listing the Company's stock on the Nasdaq National Market System, consulting with respect to the identification of potential industry partners, and general costs associated with the Company's shift in focus from being engaged in the acoustics and vibration industry to development of a broader based scientific instrumentation, were non-recurring in nature, and that selling, general, and administrative expenses should decline in the future to be more consistent with historical levels, although no assurance can be made that the Company will be successful in reducing such expenses.

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

     The Company has intangible assets totaling $5,083,712 related to product technology acquisition costs, license rights, software development costs, and goodwill, which are being amortized over estimated useful lives ranging from five to fifteen years. Periodically, the Company reviews the recoverability of these assets by comparing the carrying value of individual identifiable intangible assets to the undiscounted estimated future net cash flows from current and anticipated products associated with each of these assets. Estimates of future cash flows are based on current demand for existing products; the progress toward commercialization of future products; and anticipated demand for existing and future products based on the Company's market analyses and evaluations with current and potential strategic marketing partners. Management's estimates of future manufacturing costs and development and marketing expenses are based on historical levels and/or industry norms. Although management believes its estimates of recoverability of intangible assets are reasonable, there is no assurance that actual future results will not differ from current expectations. In the event of a change in expectations, the carrying value or amortization period of the long-term asset would be adjusted which would affect the Company's results of operations in the period in which such adjustment occurred.

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

     The Company's primary uses of cash for the transition period ended December 31, 1996, were the funds used in operations as discussed above and the purchase of property and equipment in the amount of $421,573. Management expects that in the short-term, the primary uses of cash will continue to be operations and the purchase of property and equipment due to the continued research and development activities. In the opinion of management, current cash balances, funds available under the line of credit, and anticipated proceeds from exercise of warrants will provide the Company with sufficient capital to fund its operations and development plans for the 1997 calendar year. The Company intends to continue to fund its short-term operating and capital requirements through equity financing, principally through the exercise of warrants. As new products are developed and commercialized and product demand is achieved, management believes that its long-term operating and capital requirements will be funded principally through cash generated from operations, supplemented as necessary from equity or long-term debt financing.

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

 6           (10)       1987 Stock Option Plan of LarsonoDavis             Exhibit to report on
                        Incorporated, as amended                           Form 10-K for the year
                                                                           ended June 30, 1988*

 7           (10)       1991 Employee Stock Award Plan of                  Exhibit to report on
                        LarsonoDavis Incorporated                          Form 10-K for the year
                                                                           ended June 30, 1992*

 8           (10)       1991 Director Stock Option and Stock               Exhibit to report on
                        Award Plan of LarsonoDavis                         Form 10-K for the year
                        Incorporated                                       ended June 30, 1992*

 9           (10)       1996 Director Stock Option Plan                    Exhibit to report on
                                                                           Form 10-KSB for the
                                                                           year ended
                                                                           June 30, 1996*

 10          (10)       Amended and Restated 1996 Director                 Exhibit to report on
                        Stock Option Plan                                  Form 10-K for the
                                                                           transitional period
                                                                           ended December 31, 1996

 11          (10)       1997 Employee Stock Purchase Plan                  Exhibit to report on
                                                                           Form 10-K for the
                                                                           transitional period
                                                                           ended December 31, 1996

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

 15          (10)       Product Development and Marketing                  Exhibit to report on
                        Agreement between Larson Davis                     Form 10-K for the
                        Incorporated and System Sales                      transitional period
                        Representatives, Inc., dated                       ended December 31, 1996
                        September 25, 1996

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

 20          (10)       Employment Agreement between                       Exhibit to report on
                        Larson Davis Incorporated and Craig E.             Form 10-K for the
                        Allen, dated December 9, 1996                      transitional period
                                                                           ended December 31, 1996

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

 26          (10)       Agreement to Issue Warrants to                     Exhibit to report on
                        Congregation Ahavas Tzdokah Z'Chesed               Form 10-K for the
                        dated January 9, 1997                              transitional period
                                                                           ended December 31, 1996

 27          (10)       Agreement to Issue Warrants to Ezer                Exhibit to report on
                        Mzion Organization                                 Form 10-K for the
                        dated January 9, 1997                              transitional period
                                                                           ended December 31, 1996

 28          (10)       Agreement to Issue Warrants to                     Exhibit to report on
                        Laura Huberfeld and Naomi Bodner                   Form 10-K for the
                        dated January 9, 1997                              transitional period
                                                                           ended December 31, 1996

 29          (10)       Agreement to Issue Warrants to                     Exhibit to report on
                        Connie Lerner, dated January 9, 1997               Form 10-K for the
                                                                           transitional period
                                                                           ended December 31, 1996

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

 32          (11)       Earnings (Loss) Per Share Calculation              Exhibit to report on
                                                                           Form 10-K for the
                                                                           transitional period
                                                                           ended December 31, 1996

 33          (16)       Letter from Peterson, Siler & Stevenson            Exhibit to report on
                        regarding change in certifying accountants         Form 8-K dated
                                                                           January 23, 1996*

 34          (21)       Subsidiaries of Larson Davis                       Exhibit to report on
                        Incorporated                                       Form 10-KSB for the
                                                                           year ended
                                                                           June 30, 1996*

 35          (23)       Consent of Peterson, Siler & Stevenson             This Filing
                        (now known as Pritchett, Siler & Hardy, P.C.)

 36          (23)       Consent of Grant Thornton LLP                      This Filing

 37          (27)       Financial Data Schedule                            Exhibit to report on
                                                                           Form 10-K for the
                                                                           transitional period
                                                                           ended December 31, 1996

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

                                   LARSON DAVIS INCORPORATED


Dated:  September ___, 1997             By   /s/ Brian G. Larson
                                     ---------------------------------------
                                     Brian G. Larson, President
                                     (Principal Executive Officer)


Dated:  September ___, 1997             By   /s/ Craig E. Allen
                                     ---------------------------------------
                                     Craig E. Allen. Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  September 30, 1997             By   /s/ Brian G. Larson
                                     ----------------------------
                                     Brian G. Larson, Director


Dated:  September 30, 1997             By   /s/ Larry J. Davis
                                     ----------------------------
                                     Larry J. Davis, Director


Dated:  September 30, 1997             By   /s/ Dan J. Johnson
                                     ----------------------------
                                     Dan J. Johnson, Director


Dated:  September   , 1997             By
                                     ----------------------------
                                     William E. Hosker, Director


Dated:  September   , 1997             By
                                     ----------------------------
                                     Gerard L. Seelig, Director




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Larson Davis Incorporated and Subsidiaries as of June 30, 1995 and the results of their operations and their cash flows for the years ended June 30, 1995 and 1994 in conformity with generally accepted accounting principles.


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



                   Larson Davis Incorporated and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Six months ended
                                                December 31,                  Year ended June 30,
                                                                -----------------------------------------------
                                                  1996              1996             1995               1994
                                              -----------       -----------      -----------        -----------

Net sales (Note O)                            $ 4,889,280       $ 8,255,607      $ 6,515,830        $ 5,137,638
                                              -----------       -----------      -----------        -----------


Costs and operating expenses
  Cost of sales                                 2,177,304         3,407,613        1,916,413          1,718,769
  Research and development                      1,734,911         2,149,384          708,679            834,520
  Selling, general and administrative           2,534,643         3,922,976        3,131,938          2,863,074
                                              -----------       -----------      -----------        -----------

                                                6,446,858         9,479,973        5,757,030          5,416,363
                                              -----------       -----------      -----------        -----------


Operating profit (loss)                        (1,557,578)       (1,224,366)         758,800           (278,725)
                                              -----------       -----------      -----------        -----------


Other income (expense)
  Interest income                                  59,638            12,320            7,302              5,625
  Interest expense                               (154,440)         (447,907)        (301,402)          (270,383)
  Other, net                                        8,460           (46,295)          (6,189)           102,247
                                              -----------       -----------      -----------        -----------


                                                  (86,342)         (481,882)        (300,289)          (162,511)
                                              -----------       -----------      -----------        -----------


Income (loss) from continuing operations
  before discontinued operations and
  cumulative effect of change in
  accounting principle                         (1,643,920)       (1,706,248)         458,511           (441,236)
                                              -----------       -----------      -----------        -----------

Discontinued operations (Note Q)
  Income (loss) from discontinued
    operations, net of income taxes                     -                 -         (770,128)           243,080


  Loss on disposal of discontinued
       operations, net of income taxes                  -                 -                -         (2,156,987)
                                              -----------       -----------      -----------        -----------

  Loss from discontinued operations                     -                 -         (770,128)        (1,913,907)
                                              -----------       -----------      -----------        -----------


Cumulative effect of change in accounting
   principle (Note G)                                   -                 -                -            486,992
                                              -----------       -----------      -----------        -----------


NET LOSS                                      $(1,643,920)      $(1,706,248)     $  (311,617)       $(1,868,151)
                                              ===========       ===========      ===========        ===========

Earnings (loss) per common share
  Earnings (loss) from continuing
   operations                                 $     (0.16)      $     (0.19)     $      0.07        $     (0.08)
  Loss from discontinued operations                     -                 -            (0.12)             (0.33)
  Cumulative effect of change in
   accounting principle                                 -                 -                -               0.08
                                              -----------       -----------      -----------        -----------


  NET LOSS                                    $     (0.16)      $     (0.19)     $     (0.05)       $     (0.33)
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

   2. Revenue recognition
      -------------------

   The Company recognizes revenues on the majority of its product sales and services at the time of product delivery or the rendering of services. Occasionally, the Company enters into long-term contracts under which products are sold and services delivered over the term of the contract. Revenue under long-term contracts is recognized on the percentage-of-completion method. These contracts are typically fixed price agreements for the sale and installation of existing products.

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


NOTE L - COMMON STOCK

   During the six months ended December 31, 1996 and the year ended June 30, 1996, the Company issued 548 shares and 34,940 shares respectively, of common stock valued at prices ranging from $4.75 to $9.13 per share, for services rendered. During the year ended June 30, 1996 the Company also issued 16,483 shares of common stock, at prices ranging from $2.19 to $2.88 per share, as payment of interest on the Company's long-term debt. The Company also issued 98,905 shares of common stock during the year ended June 30, 1995 valued at prices ranging from $1.25 to $2.50 per share for services rendered and for reimbursement of certain research, development and other costs. The common stock was valued at fair market value as determined by the closing price of the Company's stock on the date of the transaction.

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


NOTE O - SALES

   Sales by geographical area are as follows:

                 Six months
                    ended                   Year ended June 30,
                 December 31,     ----------------------------------------
                     1996            1996           1995           1994
                 ------------     ----------     ----------     ----------
United States     $2,005,065      $5,428,961     $2,920,953     $2,848,762

Western Europe     1,060,059       1,363,051      1,740,174      1,332,727

Eastern Europe       222,928         222,270        651,746        330,885

Scandinavia           80,096         113,418        189,828         51,119

Pacific Rim        1,382,078         810,349        741,927        218,537

Australia             32,160          92,481         94,412        156,728

Canada                74,060         129,576        169,428        140,386

Latin America         15,503          65,918          4,291          7,179

Middle East            6,798          29,583          3,071         51,315

Africa                10,533               -              -              -
                  ----------      ----------     ----------     ----------
                  $4,889,280      $8,255,607     $6,515,830     $5,137,638
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