Form 10-Q/A
period 1997-03-31
LARSON DAVIS INC
filed 1997-09-30
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A

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

     In order to obtain the necessary funding to implement its research and development plan, the Company has sought and obtained equity financing, primarily from private placements to a small number of investors. This capital has been and is currently being used for various purposes, including increased research and development activities, the reduction of the Company's operating line of credit, and general operations. New product development, prototype manufacture, and first production costs adversely affected the results of operations of the Company in the three months ended March 31, 1997. These activities generated expenses without corresponding revenues. It is anticipated the Company will continue to experience operating losses until new products are brought to market and begin to generate significant sales. The Company has experienced delays in the finalization of proposed products and there can be no assurance as to the timing of significant sales or as to the ultimate success of the products. If the products prove unsuccessful, the Company may not be able to recover its associated research and development costs, which could have a significant material, adverse impact on the business and activities of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had total current assets of $11,317,967, including cash and cash equivalents of $4,728,172. The Company also had total current liabilities of $2,278,958, resulting in working capital of $9,039,009 and a working capital ratio of 4.97 to 1. At March 31, 1997, the Company had drawn $663,715 on its line of credit. The maximum limit on this line of credit is $3,000,000, although the actual amount that the Company can borrow is adjusted from time to time based on the amounts of inventories and accounts receivable that secure the line of credit. The line of credit contains certain covenants including, but not limited to, provisions that the Company maintain specified levels of net worth, achieve certain results of operations, meet established financial ratios, and restrict the amount of capital expenditures. At times, the Company has been in violation of certain of these covenants, the most significant of which relate to the maintenance of net worth and the achievement of certain results of operations. The lender monitors the Company's compliance with these covenants. Under the line of credit agreement, the lender is required to notify the Company when it considers an event of default to have occurred. Through March 31, 1997, and subsequent thereto, the Company has not been notified by the lender of any event of default, although this line of credit could become unavailable at any time the Company is out of compliance with the loan covenants or any other provision of the agreement.

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

     The Company's primary uses of cash for the three months ended March 31, 1997, were (1) cash used in operations of $1,103,676; (2) purchase of property and equipment of $481,481; and (3) reduction in the line of credit of $369,303. Management expects that in the short-term, the primary uses of cash will be operations and the purchase of property and equipment due to continued research and development activities.

     In the opinion of management, current cash balances, funds available under the line of credit, and anticipated proceeds from the exercise of warrants will provide the Company with sufficient capital to fund its operations and development plans for the immediate future. The Company intends to fund its short-term operating and capital requirements through equity financing, principally through the exercise of stock warrants. As newly developed products are commercialized and sufficient product demand is achieved, management believes its long-term operating and capital requirements will be funded principally through cash generated from operations, supplemented as necessary by equity on long-term debt financing.


                                    PART II
                               OTHER INFORMATION


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

           SEC
Exhibit    Reference
Number     Number     Title of Document                        Location
------     ------     -----------------                        --------
  1        (10)       Amendment to Agreement to Issue          Exhibit to report on
                      Warrants to Congregation Ahavas          Form 10-Q for the
                      Tzdokah Z'Chesed dated April 16, 1997    quarter ended
                                                               March 31, 1997

  2        (10)       Amendment to Agreement to Issue          Exhibit to report on
                      Warrants to Ezer Mzion Organization      Form 10-Q for the
                      dated April 16, 1997                     quarter ended
                                                               March 31, 1997

  3        (10)       Amendment to Agreement to Issue          Exhibit to report on
                      Warrants to Laura Huberfeld and          Form 10-Q for the
                      Naomi Bodner dated April 16, 1997        quarter ended
                                                               March 31, 1997

  4        (10)       Amendment to Agreement to Issue          Exhibit to report on
                      Warrants to Connie Lerner                Form 10-Q for the
                      dated April 16, 1997                     quarter ended
                                                               March 31, 1997

  5        (10)       Amended and Restated 1996 Director       Exhibit to report on
                      Stock Option Plan                        Form 10-Q for the
                                                               quarter ended
                                                               March 31, 1997

  6        (10)       1997 Stock Option and Award Plan         Exhibit to report on
                                                               Form 10-Q for the
                                                               quarter ended
                                                               March 31, 1997

  7        (27)       Financial Data Schedule                  Exhibit to report on
                                                               Form 10-Q for the
                                                               quarter ended
                                                               March 31, 1997

[FN]
*Incorporated by reference


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

                                   Larson Davis Incorporated


Dated:  September 30, 1997               By   /s/ Brian G. Larson
                                     ----------------------------
                                     Brian G. Larson, President
                                     (Duly Authorized Officer)


Dated:  September 30, 1997               By   /s/ Craig E. Allen
                                     ----------------------------
                                     Craig E. Allen
                                     (Principal Financial and
                                      Accounting Officer)