Form 10-Q/A
period 1997-06-30
LARSON DAVIS INC
filed 1997-09-30
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended  June 30, 1997

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

     In order to accomplish its goals, the Company initiated a research and development plan designed to convert the underlying technologies into commercial products. The Company currently has one commercial product based on these acquisitions available, its time of flight mass spectrometer ("TOF 2000").
In addition, the Company continues to introduce acoustic and vibration products and has made significant advances toward additional products.
However, there have been unanticipated delays in finalization of these products. The Company experienced delays of several months to approximately one year in the introduction of its DSP80 Series and its Model 814. The
Company does not currently expect to introduce its Model 824 and Jaguar products, both of which were originally scheduled for the first quarter of 1997, until late 1997 or early 1998. The Company does not anticipate that there will be a significant impact on its revenues until after these and other products the Company is working on have been introduced and have established market acceptance. While management of the Company continues to believe that it can develop a range of superior products designed to meet the needs in significant markets, the products currently being developed by the Company are designed for sophisticated applications, and there can be no assurance that the Company will be successful in its development efforts or that alternative technologies may not be developed by some other entity that provide a more advantageous solution to the needs of the various industries targeted by the Company. If the Company is unable to successfully develop the targeted products or the development of such products continues to be delayed, the Company's ability to obtain the necessary financing to continue its research and development program may be adversely affected.

     Sales of the Company's TOF 2000 have been increasing, resulting in approximately $850,000 in revenues in the first six months of this year. The Company current markets this product to the semi-conductor industry through SAES Getters S.p.A. ("SAES"). Under the terms of the agreement, SAES is obligated to sell a minimum of nine units in 1997 in order to maintain its exclusive rights, a target that it is not anticipated to meet this year. Sales of the TOF 2000 through SAES have historically been hampered by the parties' inability to mutually agree on acceptable performance standards for the instrumentation. However, the most recent instruments shipped by the Company to SAES customers were subject to a "burn-in" process and extensive testing and certification at the factory before shipping under supervision of SAES. The Company believes that this procedure resolved many of the open specification issues with SAES. The Company currently anticipates that revenues from this product will be in the range of $750,000 to $1,000,000 for the last six months of the year.
There can be no assurance that this goal will be met.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had total current assets of $9,833,073, including cash and cash equivalents of $3,191,467. The Company had total current liabilities of $2,232,161, resulting in working capital of $7,600,912 and a working capital ratio of 4.4 to 1. At June 30, 1997, the Company had drawn $805,904 on its line of credit. The maximum limit on this line of credit is $3,000,000, although the actual amount that the Company can borrow is adjusted from time to time based on the amount of eligible accounts receivable and inventories that secure the line of credit. The line of credit contains certain covenants including, but not limited to, provisions that the Company maintain certain levels of net worth, achieve certain results of operations, meet certain financial ratios, and restrict the amount of capital expenditures. At times, the Company has been in technical violation of certain covenants, the most significant of which relate to the maintenance of net worth and the achievement of certain results of operations. The lender waived all violations of these covenants through June 30, 1997. Subsequent to June 30, 1997, certain loan covenants were amended, including those related to net worth and results of operations, bringing the Company back into compliance with all loan covenants. The loan covenants will be further revised at the end of the calendar year. The Company expects this line of credit to continue to be available to it, although it could be cancelled at any time that the Company is out of compliance.

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


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

            SEC
Exhibit     Reference
Number      Number        Title of Document                       Location
 1            (10)        Technical Information Agreement and     Exhibit to report
                          Patent License Agreement between        on Form 10-Q for
                          Lucent Technologies, Inc., and          the quarter ended
                          Larson Davis Incorporated,              June 30, 1997
                          effective as of July 1, 1997

 2            (10)        Second Amendment to Agreement to        Registration Statement
                          Issue Warrants to Congregation          filed on Form S-3,
                          Ahavas Tzdokah Z'Chesed                 Exhibit 10, SEC File
                          dated June 5, 1997                      No. 333-29923

 3            (10)        Second Amendment to Agreement to        Registration Statement
                          Issue Warrants to Ezer Mzion            filed on Form S-3,
                          Organization dated June 5, 1997         Exhibit 11, SEC File
                                                                  No. 333-29923

 4            (10)        Second Amendment to Agreement to        Registration Statement
                          Issue Warrants to Laura Huberfeld       filed on Form S-3,
                          and Naomi Bodner dated June 5, 1997     Exhibit 12, SEC File
                                                                  No. 333-29923

 5            (10)        Second Amendment to Agreement to        Registration Statement
                          Issue Warrants to Connie Lerner         filed on Form S-3,
                          dated June 5, 1997                      Exhibit 13, SEC File
                                                                  No. 333-29923

 6            (27)        Financial Data Schedule                 Exhibit to report
                                                                  on Form 10-Q for
                                                                  the quarter ended
                                                                  June 30, 1997

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