Form 10-Q
period 1997-09-30
LARSON DAVIS INC
filed 1997-11-17
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended   September 30, 1997

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

                         Yes           No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 12, 1997, the Issuer had 11,670,756 shares of its common stock, par value $0.001 per share, issued and outstanding.


                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

     Larson Davis Incorporated (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of September 30, 1997 (unaudited), and December 31, 1996 (the end of the Company's transition period), and unaudited consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, and unaudited consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended June 30, 1996, and the report of the Company on Form 10-K/A for the six month transition period ended December 31, 1996.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                           September 30,        December 31,
                                                                1997                1996
                                                          --------------      --------------
ASSETS                                                      (unaudited)
Current assets:
  Cash and cash equivalents                               $    2,340,410      $    2,696,542
  Trade accounts receivable, net of
    allowance for doubtful accounts                            2,508,158           2,598,582
  Inventories                                                  3,888,774           4,096,445
  Other current assets                                           271,855             130,096
                                                          --------------      --------------
    Total current assets                                       9,009,197           9,521,665

Property and equipment, net of
  accumulated depreciation
  and amortization                                             2,369,445           1,815,455

Assets under capital lease obligations,
  net of accumulated amortization                                735,595             613,675

Long-term contractual arrangement, net
  of accumulated cost recoveries                               2,699,472           2,872,014

Intangible assets, net of accumulated
  amortization                                                 4,843,174           5,083,712

Note receivable from officer                                      69,375                   -
                                                          --------------      --------------
                                                          $   19,726,258      $   19,906,521
                                                          ==============      ==============

The accompanying notes are an integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                           September 30,        December 31,
                                                                1997                1996
                                                          --------------      --------------
LIABILITIES AND STOCKHOLDERS' EQUITY                        (unaudited)
Current liabilities:
  Line of credit                                          $    1,191,073      $    1,033,018
  Accounts payable                                               558,129             902,926
  Accrued liabilities                                            861,197             764,393
  Current maturities of long-term debt                            49,025              91,902
  Current maturities of capital lease obligations                209,035             159,515
                                                          --------------      --------------
    Total current liabilities                                  2,868,459           2,951,754

Long-term debt, less current maturities                          729,163             759,709

Capital lease obligations, less current maturities               606,996             523,185
                                                          --------------      --------------

    Total liabilities                                          4,204,618           4,234,648
                                                          --------------      --------------

Commitments and contingencies                                          -                   -

Stockholders' equity:
  Preferred stock, $0.001 par value; authorized
    10,000,000 shares; issued and outstanding
    zero shares at September 30, 1997,
    and 200,000 shares at December 31, 1996                            -                 200

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    11,655,621 shares at September 30, 1997,
    and 10,717,790 shares at December 31, 1996                    11,656              10,718

  Additional paid-in capital                                  24,242,081          19,999,375

  Accumulated deficit                                         (8,781,865)         (4,418,780)

  Cumulative foreign currency translation
    adjustment                                                    49,768              80,360
                                                          --------------      --------------

    Total stockholders' equity                                15,521,640          15,671,873
                                                          --------------      --------------

                                                          $   19,726,258      $   19,906,521
                                                          ==============      ==============

The accompanying notes are an integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

                                              Three months ended September 30,         Nine months ended September 30,
                                             ---------------------------------         ---------------------------------
                                                  1997                 1996                 1997                 1996
                                             ------------         ------------         ------------         ------------
Net sales                                    $  2,320,405         $  2,158,714         $  6,672,750         $  6,262,049
                                             ------------         ------------         ------------         ------------

Costs and operating expenses:
  Cost of sales                                 1,125,664              766,570            3,492,116            3,058,618
  Research and development                      1,352,602              736,795            3,253,354            2,057,590
  Selling, general, and administrative          1,322,051            1,105,392            4,184,575            3,214,471
                                             ------------         ------------         ------------         ------------

                                                3,800,317            2,608,757           10,930,045            8,330,679
                                             ------------         ------------         ------------         ------------

Operating loss                                 (1,479,912)            (450,043)          (4,257,295)          (2,068,630)
                                             ------------         ------------         ------------         ------------

Other income (expense):
  Interest income                                  31,189               29,260              124,002               41,580
  Interest expense                                (73,847)             (58,005)            (216,284)            (312,050)
  Other, net                                       (2,968)               7,442                1,492              (58,426)
                                             ------------         ------------         ------------         ------------

                                                  (45,626)             (21,303)             (90,790)            (328,896)
                                             ------------         ------------         ------------         ------------

Loss before income taxes                       (1,525,538)            (471,346)          (4,348,085)          (2,397,526)

Income tax expense                                      -                    -                    -                    -
                                             ------------         ------------         ------------         ------------

Net loss                                     $ (1,525,538)        $   (471,346)        $ (4,348,085)        $ (2,397,526)
                                             ============         ============         ============         ============


Loss per common share:
  Primary                                    $      (0.13)        $      (0.05)        $      (0.38)        $      (0.26)
  Fully diluted                                     (0.13)               (0.05)               (0.38)               (0.26)

Weighted average common and common
  equivalent shares:
  Primary                                      11,610,518           10,350,000           11,382,960            9,236,418
  Fully diluted                                11,610,518           10,350,000           11,382,960            9,236,418


The accompanying notes are an integral part of these financial statements.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                        Nine months ended September 30,
                                                                   ---------------------------------------
                                                                         1997                     1996
                                                                   --------------           --------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Net loss                                                       $   (4,348,085)          $   (2,397,526)
    Adjustments to reconcile net loss to net cash used in
      operating activities
      Depreciation                                                        364,323                  376,357
      Amortization                                                        508,923                  232,010
      Stock issued in payment of compensation                              43,698                   59,640
      Loss (gain) on sale of property and equipment                        (3,818)                  37,604
      Changes in assets and liabilities:
        Trade accounts receivable                                          90,424                   63,193
        Inventories                                                       207,671                 (319,468)
        Other current assets                                             (141,759)                (310,998)
        Accounts payable                                                 (344,797)                (112,954)
        Accrued liabilities                                                96,804                   66,339
                                                                   --------------           --------------
          Net cash used in operating activities                        (3,526,616)              (2,305,803)
                                                                   --------------           --------------
  Cash flows from investing activities
    Purchase of property and equipment                                   (941,477)                (618,431)
    Proceeds from sale of property and equipment                           42,679                   17,700
    Payments for intangible assets                                        (83,019)                (399,759)
    Collection of loans to officers                                             -                   81,000
    Proceeds from long-term contractual arrangement                       172,542                  238,148
                                                                   --------------           --------------
          Net cash used in investing activities                          (809,275)                (681,342)
                                                                   --------------           --------------
  Cash flows from financing activities
    Net change in lines of credit                                         158,055                 (926,205)
    Proceeds from long-term obligations                                    25,486                        -
    Principal payments of long-term debt                                  (98,909)                (854,693)
    Net proceeds from issuances of common stock and
      exercise of options and warrants                                  4,130,371                7,239,336
    Principal payments on capital lease obligations                      (189,652)                 (99,173)
    Preferred dividends                                                   (15,000)                 (33,750)
                                                                   --------------           --------------
          Net cash provided by financing activities                     4,010,351                5,325,515
                                                                   --------------           --------------
  Effect of exchange rates on cash                                        (30,592)                   5,521
                                                                   --------------           --------------
Net increase (decrease) in cash and cash equivalents                     (356,132)               2,343,891

Cash and cash equivalents at beginning of period                        2,696,542                  329,244
                                                                   --------------           --------------
Cash and cash equivalents at end of period                         $    2,340,410           $    2,673,135
                                                                   ==============           ==============

The accompanying notes are an integral part of these financial statements.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(A) Basis of Presentation

The accompanying unaudited consolidated financial statements of LarsonoDavis Incorporated and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996, and report on Form 10-K/A for the six month transition period ended December 31, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 1997, its consolidated results of operations for the three months ended September 30, 1997 and 1996, and its consolidated results of operations and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three months and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997.


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


(C) Recently Issued Statements of Financial Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Upon adoption of SFAS No. 128, restatement of all prior period EPS data will be required. SFAS No. 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution and is calculated similarly to fully diluted EPS under current accounting standards. Under SFAS No. 128, basic and diluted loss per share for the Company for the three months and the nine months ended September 30, 1997 and 1996, would have been the same as primary and fully diluted loss per share presented in the accompanying financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of financial statements for earlier periods provided for comparative purposes required. The effect of adopting SFAS No. 130 on the financial statements of the Company is not expected to be material.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not have an effect on the Company's financial position or results of operations, but may result in disclosures not previously required.


(D) Inventories

Inventories consist of the following:

                              September 30, 1997      December 31, 1996
                              ------------------      -----------------
     Raw materials            $   1,598,845           $   1,276,413
     Work in process                773,932               1,398,229
     Finished goods               1,515,997               1,421,803
                              -------------           -------------
                              $   3,888,774           $   4,096,445
                              =============           =============

(E) Stock Warrants

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

In January 1997, the board of directors approved a reduction in the exercise price, from $6.25 to $5.30 per share, of certain of these warrants related to 1,715,832 shares of common stock. In consideration of this reduction, the holders of the warrants agreed to the early exercise of the warrants which were otherwise permitted to be exercised until November 1, 1998. The holders agreed to exercise 767,810 shares on or before January 31, 1997, which exercise occurred and resulted in gross proceeds to the Company of $4,069,393. This initial issuance was priced at $6.25 per share and resulted in the issuance of 651,103 shares, with 116,707 shares held in reserve, because the reduced pricing was contingent upon the timely exercise of the warrants related to all 1,715,832 shares.

The agreement relating to the exercise of the remaining 948,022 warrants was amended on November 14, 1997. The exercise price remained at $5.30 per share or an aggregate of $5,024,517 to be paid in ten equal installments commencing November 15, 1997, and continuing on the day that is five weeks subsequent to the preceding payment until the full amount is paid. On receipt of each payment, the Company agreed to issue a certificate representing the stock then being acquired, calculated at an exercise price of $5.30 per share, and issue a replacement warrant covering the same number of shares. Additionally, on receipt of the first payment, the Company agreed to deliver certificates representing the 116,707 shares held in reserve and to issue replacement warrants for the 767,810 shares, exercised in January 1997, referred to in the previous paragraph. Replacement warrants will have an exercise price of $8.75 per share and are exercisable at any time through April 16, 2003.
In the event that a warrant holder fails to make one or more payments when due, that portion of the outstanding warrants that was then due would thereafter have an exercise price of $6.25 per share and the holder would not be entitled to a replacement warrant, if and when the outstanding warrant is exercised.


(F) Technical Information and Patent License Agreements

Effective July 1, 1997, the Company entered into a Technical Information Agreement and a Patent License Agreement with Lucent Technologies, Inc. (the "Agreements"). Under the Agreements, the Company was granted certain rights to technologies related to the manufacture of particle analysis systems and related rights to market such systems. Using the technology acquired under the Agreements, coupled with other technology already owned or licensed, the Company intends to manufacture and market a particle analyzing mass spectrometer.

Under the Agreements, the Company made an initial payment of $200,000 for the rights granted thereunder. Additionally, the Company is obligated to pay royalties ranging from 5% to 8% of the market value of items sold pursuant to the Agreements, subject to a minimum annual royalty starting at $250,000 for the year ended June 30, 1999 and increasing to $600,000 for the year ended June 30, 2003. The Agreements have an initial term of six years, although the Company may effectively extend the Agreements thereafter by continuing to pay the percentage royalties, subject to a minimum annual royalty of $600,000.


(G) Subsequent Event

Effective November 14, 1997, the board of directors appointed Andrew Bebbington as the new chief executive officer and as a member of the board of directors. The Company and Mr. Bebbington entered into a letter agreement that provides for, among other things, a base salary of $250,000 per year, bonuses based on the achievement of performance targets (including a guaranteed bonus of $100,000 for the initial year), and an option to acquire up to a maximum of 1,000,000 shares of common stock that will vest over the next three years.

In connection with the appointment of Mr. Bebbington as chief executive officer, the board accepted the resignation of three executives: the former chief executive officer and chairman of the board of directors, as well as two other members of the executive management group who had served on the board of directors. In conjunction with their resignation, these former executives entered into termination agreements which provide for, among other things, the issuance of an aggregate of 200,000 shares of common stock, the surrender of options to acquire an aggregate of 1,425,000 shares of common stock at prices ranging from $4.25 to $7.00 per share, and three months of severance pay.


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT CHANGES IN THE COMPANY

        The Company has, over the course of the last three years, acquired the rights to a number of technologies and has dedicated significant time, effort, and expense to a research and development effort to create products designed for the scientific instrumentation industry. The Company has recently conducted an extensive search for a chief executive officer to lead it into the next stage of its development, the finalization of products, establishing standardized manufacturing, and market penetration for existing and developing products. This search lead to the appointment of Andrew Bebbington as the new chief executive officer and a member of the board of directors on November 14, 1997.

        Mr. Bebbington was most recently the president of Neslab Instruments, a subsidiary of Thermo Electron Corporation. He was a founder of Life Sciences International PLC ("LSI"), a London Stock Exchange listed company that was acquired by Thermal Electron Corporation earlier this year. The board of directors of the Company believes that Mr. Bebbington's background and experience in the funding, expansion, and ultimate sale of LSI makes him an ideal candidate to serve as the principal executive of the Company.

        Since 1987, Mr. Bebbington has been engaged in the development of LSI. He was one of the original team of three who organized a successful buy-in to LSI in that year and was actively involved in its growth to $300,000,000 in revenues in 1997, first as the business development director from 1987 to 1991, the president of LSI North America Services from 1993 until immediately prior to joining the Company, and the chief executive officer of Neslab Instruments, Inc., from 1991 to immediately prior to joining the Company. While he served as business development director, Mr. Bebbington acquired and integrated nine companies with an aggregate acquisition price of $200,000,000. Prior to his involvement with LSI, Mr. Bebbington was employed in various positions with KPMG Peat Marwick from 1981 to 1987, culminating in his position as manager of the Mergers and Acquisitions Department. Mr. Bebbington received his Bsc in Economics from the London School of Economics, in 1984.

        In connection with the appointment of Mr. Bebbington, Brian G. Larson, a co-founder of the Company and the former chief executive officer, resigned. In addition, Larry J. Davis, a co-founder of the Company and the vice-president of product development, and Dan J. Johnson, a vice-president and long-time employee of the Company also resigned. Mr. Larson and Mr. Johnson have agreed to provide consulting services to the Company during a 60 day period to assist in the transition. It is anticipated that the Company will seek to enter into a more long-term consulting agreement with Mr. Davis to obtain his services as a scientist and engineer in connection with the ongoing development of the Company's technologies. Each of the former executives also resigned their position on the board of directors of the Company.

        The Company entered into comprehensive agreements with each of the former executive officers pursuant to which they will be issued an aggregate of 200,000 shares of common stock in exchange for the surrender of options to acquire an aggregate of 1,425,000 shares and all of their rights under their employment agreements. Each of them will receive three months of severance pay.

        The Company and Mr. Bebbington entered into a letter agreement setting forth the principal terms of his employment. The parties will enter into a definitive three-year employment agreement as quickly as practicable that will provide for a base salary of $250,000 per year with bonuses based on performance targets to be established by the board of directors and Mr. Bebbington. Mr. Bebbington bonus for the initial year in the amount of $100,000 will be fixed. Mr. Bebbington will also receive an option to acquire up to a maximum of 1,000,000 shares that will vest over the next three years. One-half of such option will vest as certain dates are reached and the other half will vest based on the Company meeting performance standards established on an annual basis.

OVERVIEW

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes contained herein and in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the audited consolidated financial statements included in the Company's report on Form 10-KSB for the year ended June 30, 1996, and on Form 10-K/A for the six-month transition period ended December 31, 1996.

     This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including the completion of commercial products within projected time frames, the market acceptance of products to be developed, the ability of the Company to successfully address technical and manufacturing problems in producing new products, the ability of the Company to enter into strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of the Company and the entities with which it has marketing agreements, the ability of the Company to successfully protect and defend its intellectual rights, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

     Over the course of the last three years, the Company has acquired the rights to a number of technologies from Brigham Young University ("BYU"), either directly from BYU or indirectly through its acquisition of Sensar Corporation. These technologies have placed the Company in a position to develop a number of sophisticated analytical instruments in addition to its historical acoustical and vibration business. The Company has also recently entered into a license agreement with Lucent Technologies, Inc. (formerly Bell Labs), in which it acquired the sole rights to technology developed by Lucent. The Company believes that it will be able to develop a range of instruments based on the patented technology acquired by it that will be technically superior to those currently being offered, that will be on the cutting edge of certain emerging markets, or that will address needs in certain industries in a more cost efficient manner.

     In order to accomplish its goals, the Company initiated a research and development plan designed to convert the underlying technologies into commercial products. The Company currently has one commercial product based on these acquisitions available, its time of flight mass spectrometer ("TOF 2000"). In addition, the Company continues to introduce acoustic and vibration products and has made significant advances toward additional products. However, there have been unanticipated delays in finalization of certain of these products. The Company does not currently expect to introduce its Model 824 and Jaguar products, both of which were originally scheduled for the first quarter of 1997, until late 1997 or early 1998. The Company does not anticipate that there will be a significant impact on its revenues until after these and other products the Company is working on have been introduced and have established market acceptance. While management of the Company continues to believe that it can develop a range of superior products designed to meet the needs of significant markets, the products currently being developed by the Company are designed for sophisticated applications, and there can be no assurance that the Company will be successful in its development efforts or that alternative technologies may not be developed by some other entity that provide a more advantageous solution to the needs of the various industries targeted by the Company. If the Company is unable to successfully develop the targeted products or the development of such products continues to be delayed, the Company's ability to obtain the necessary financing to continue its research and development program may be adversely affected.

     The Company is presently unable to fund its increased research, development, and other activities from operations and has sought and obtained equity financing, primarily from private placements to a small number of private investors, in order to meet these costs. This capital has been and is currently being used for various purposes, including increased research and development activities, and general operations. It is anticipated the Company will continue to experience operating losses until new products are brought to market and begin to generate significantly large enough sales to substantially increase the Company's revenue. While the Company currently has adequate resources to continue its development plans through the end of the fiscal year, it will continue to be reliant on obtaining outside financing to fund its operations in 1998. There can be no assurance as to the Company's ability to obtain such financing on terms favorable to it, or on the timing of significant sales, or as to the success of the products that may ultimately permit the Company to meet its obligations from operations. If the products currently under development prove unsuccessful, the Company may not be able to recover its associated research and development costs, which could have a significant material, adverse impact on the business and activities of the Company.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 1997 and 1996

Net Sales

     Net sales for the three months ended September 30, 1997 and 1996, were $2,320,405 and $2,158,714, respectively. This represents an overall increase of $161,691, or 7.5%, for 1997 as compared to 1996. The overall increase is the net difference between a decrease in sales of approximately $183,000 in the acoustical and vibration product families and an increase of approximately $345,000 in revenue from the Sensar chemical analysis products. Sales of acoustical and vibration products for the three months ended September 30, 1997, reflect decreases from last year primarily due to the delayed introduction of certain new products. The increase in the chemical analysis products is due to an increase in the number of units sold.

Cost of Sales

     Cost of sales for the three months ended September 30, 1997 were $1,125,664, or 48.5% of net sales, compared to $766,570, or 35.5% of net sales for the three months ended September 30, 1996. The increase in cost of sales is due to a variety of factors, including the absorption of higher fixed manufacturing expenses and personnel costs on lower acoustic and vibration sales in 1997.

Selling, General, and Administrative

     Selling, general, and administrative expenses increased to $1,322,051, or 57.0% of net sales, for the three months ended September 30, 1997, compared to $1,105,392, or 51.2% of net sales, for the three months ended September 30, 1996. The increase in selling, general, and administrative expenses is principally due to increased costs incurred by the Company as a result of an expanded infrastructure put in place in anticipation of the Company's potential growth as new products are commercialized. As product demand is achieved for products currently in development, selling, general, and administrative expenses as a percentage of net sales should decline, although no assurance can be made that the Company will be successful in achieving such reduction. The Company does not currently anticipate that revenues will increase significantly during the remainder of 1997.

Research and Development

     For the three months ended September 30, 1997, research and development costs were $1,352,602, or 58.3% of net sales, compared to $736,795, or 34.1% of net sales, for the three months ended September 30, 1996. The increase in the amount of research and development over the prior period, as well as over historical levels, is due to the Company's continuing commitment to the research and development of new products from technologies acquired in recent years. The increased expenses principally relate to the employment of additional scientists and engineers with pertinent experience and education in chemistry, electrical engineering, software development, and manufacturing production. The increased costs also include higher expenses associated with materials and supplies used in the prototype development process and consultation with outside experts. It is anticipated that research and development costs will continue to exceed historical levels as a percentage of net sales at least until the development of new products is completed and significant sales levels of the new products are achieved.

Comparison of Nine Months ended September 30, 1997 and 1996

Net Sales

     Net sales for the nine months ended September 30, 1997 and 1996, were $6,672,750 and $6,262,049, respectively. This represents an overall increase of $410,701, or 6.6%, for 1997 as compared to 1996. The overall increase is the net difference between a decrease in sales of approximately $304,000 in the acoustical and vibration product families and an increase of approximately $715,000 in revenue from the chemical analysis products. Sales of acoustical and vibration products for the nine months ended September 30, 1997, reflect decreases from last year primarily due to the delayed introduction of certain new products. The Company originally anticipated that these new acoustical products would be available at the beginning of 1997. The introduction of the Company's Model 814 and DSP 80 Series products have only recently begun shipping and the introduction of the Model 824 and associated options have been delayed and are currently targeted for the fourth quarter of 1997. In the interim, sales of the Company's prior products declined. Management expects that these recent introductions and the introduction later this year, will cause acoustical and vibration products sales to return to and exceed historical levels, although no assurance can be made that such expectation will be realized.

     Sales of the Company's chemical analysis instruments have been increasing, resulting in approximately $1,587,000 in revenues in the nine months ended September 30, 1997. The Company currently markets its TOF 2000 to the semi-conductor industry through SAES Getters S.p.A. ("SAES"). Under the terms of the marketing agreement, SAES is obligated to sell a minimum of nine units in 1997 in order to maintain its exclusive rights, a target that it is not anticipated to meet this year. Sales of the TOF 2000 through SAES have historically been hampered by the parties' inability to mutually agree on acceptable performance standards for the instrumentation. However, the most recent instruments shipped by the Company to SAES customers were subject to extensive testing under the supervision of SAES and others prior to shipment, and the Company believes that many of the open specification issues have been resolved.

Cost of Sales

     Cost of sales for the nine months ended September 30, 1997, were $3,492,116, or 52.3% of net sales, compared to $3,058,618, or 48.8% of net sales for the nine months ended September 30, 1996. The relatively small increase in cost of sales is due to a variety of factors, including the absorption of higher fixed manufacturing expenses and personnel costs on lower acoustic and vibration sales in 1997.

Selling, General, and Administrative

     Selling, general, and administrative expenses increased to $4,184,575, or 62.7% of net sales, for the nine months ended September 30, 1997, compared to $3,214,471, or 51.3% of net sales, for the nine months ended September 30, 1996. The increase in the dollar amount of selling, general, and administrative expenses was due to several factors, including increased costs associated with the pursuit of strategic marketing and research alliances; costs associated with the implementation of a new electronic data processing system; costs associated with holding the stockholders' meeting, including the preparation of the annual report and proxies; and increased costs associated with other corporate and marketing activities. The increase is also due to the Company incurring costs, including the cost of hiring additional employees, necessary to establish the infrastructure to support its potential growth as new products are commercialized. As product demand is achieved for products currently in development, selling, general, and administrative expenses as a percentage of net sales should decline in the future to be more consistent with historical levels, although no assurance can be made that the Company will be successful in accomplishing such reduction.

Research and Development

     For the nine months ended September 30, 1997, research and development costs were $3,253,354, or 48.8% of net sales, compared to $2,057,590, or 32.9% of net sales, for the nine months ended September 30, 1996. As described above, the increase in the amount of research and development expenses over the prior period, as well as over historical levels, is due to the Company's continuing commitment to the research and development of new products from technologies acquired in recent years. The increased expenses principally relate to the employment of additional scientists and engineers, and costs associated with materials and supplies used in the prototype development process and consultation with outside experts. It is anticipated that research and development costs will continue to exceed historical levels as a percentage of net sales at least until the development of new products is completed and significant sales levels of the new products are achieved.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had total current assets of $9,009,197, including cash and cash equivalents of $2,340,410. The Company also had total current liabilities of $2,868,459, resulting in working capital of $6,140,738 and a working capital ratio of 3.14 to 1. At September 30, 1997, the Company had drawn $1,191,073 on its line of credit. The maximum limit on this line of credit is $3,000,000, although the actual amount that the Company can borrow is adjusted from time to time based on the amount of eligible accounts receivable and inventories that secure the line of credit. The line of credit contains certain covenants including, but not limited to, provisions that the Company maintain certain levels of net worth, achieve certain results of operations, meet specified financial ratios, and restrict the amount of capital expenditures. At times, the Company has been in violation of certain of these covenants, the most significant of which relate to the maintenance of net worth and the achievement of certain results of operations. The lender has waived all past violations and in August 1997, the loan covenants were amended, including those related to net worth and results of operations. At September 30, 1997, the Company was in compliance with all of the covenants. The Company expects this line of credit to continue to be available to it, although it could be canceled at any time that the Company is out of compliance.

     The Company has significant long-term assets, including intangible assets totaling $4,843,174 related to product technology acquisition costs, license rights, software development costs, and goodwill, as well as a long-term contractual arrangement with a carrying value of $2,699,472. The intangible assets are being amortized over estimated useful lives ranging from five to fifteen years. The long-term contractual arrangement is being accounted for on the cost-recovery method. On an ongoing basis, management reviews the valuation and amortization period of these assets to determine possible impairment or changes in useful lives. Although management believes its estimates used of useful lives and future cash flows associated with the long-term assets are reasonable, there is no assurance that actual future results will not differ from current expectations. In the event of such a change in expectation, the carrying value or amortization period of the long-term asset would be adjusted, which would affect the Company's results of operations in the period in which such adjustment occurred.

     The Company's primary source of cash for the nine months ended September 30, 1997, was the issuance of common stock, principally resulting from the exercise of stock warrants. The Company has relied on the sale of common stock as a method to fund increases in working capital, operational losses, purchases of property and equipment, and research and development efforts. During the nine months ended September 30, 1997, net proceeds from the issuance of common stock were $4,130,371. There are currently issued and outstanding warrants with respect to 1,449,064 shares of common stock. If all of these warrants were exercised, the Company would receive additional gross proceeds of $7,426,610.
On the satisfaction of certain conditions, the Company has agreed to issue additional warrants to acquire up to an aggregate of 1,715,832 shares of common stock at an exercise price of $6.75 per share. There is no obligation on the part of the holders of these rights to exercise them, and the exercise will largely depend on the price of the Company's common stock in the public trading market, as to which no assurance can be given.

     The Company's primary uses of cash for the nine months ended September 30, 1997, were funds used in operations of $3,526,616 and the purchase of property and equipment of $941,477. Management expects that in the short-term, the primary uses of cash will continue to be operations and the purchase of property and equipment due to the continued research and development activities. Additionally, the Company has recently entered into a Technical Information Agreement and Patent License Agreement requiring the payment of royalties and fees over the next six years. Under these Agreements, the Company made an initial payment of $200,000 in August 1997 for the rights granted thereunder. Additionally, the Company is obligated to pay royalties equal to a percentage of the market value of items sold pursuant to the Agreements, subject to a minimum annual royalty ranging from $250,000 for the year ended June 30, 1999 to $600,000 for the year ended June 30, 2003. The Agreements have an initial term of six years, although the Company may effectively extend the Agreements thereafter by continuing to pay the percentage royalties, subject to a minimum annual royalty of $600,000.

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

                               OTHER INFORMATION


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

                           SEC
     Exhibit            Reference
     Number               Number           Title of Document
     -------            ---------          -----------------

       1                  (10)             Form of Termination Agreement between and among
                                           Larson Davis Incorporated and Brian G. Larson
                                           dated November 14, 1997

       2                  (10)             Form of Termination Agreement between and among
                                           Larson Davis Incorporated and Larry J. Davis
                                           dated November 14, 1997

       3                  (10)             Form of Termination Agreement between and among
                                           Larson Davis Incorporated and Dan J. Johnson
                                           dated November 14,1997

       4                  (10)             Form of Third Amendment to Agreement to Issue Warrants
                                           to Congregation Ahavas Tzdokah Z'Chesed
                                           dated November 14, 1997

       5                  (10)             Form of Third Amendment to Agreement to Issue Warrants
                                           to Ezer Mzion Organization
                                           dated November 14, 1997

       6                  (10)             Form of Third Amendment to Agreement to Issue Warrants
                                           to Laura Huberfeld and Naomi Bodner
                                           dated November 14, 1997

       7                  (10)             Form of Third Amendment to Agreement to Issue Warrants
                                           to Connie Lerner
                                           dated November 14, 1997

       8                  (10)             Letter of Agreement between LarsonoDavis Incorporated
                                           and Andrew Bebbington

       9                  (27)             Financial Data Schedule


REPORTS ON FORM 8-K

     During the quarter ended September 30, 1997, the Company did not file a report on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LARSON DAVIS INCORPORATED


Dated:  November 14, 1997                 By     /s/ Brian G. Larson
                                            Brian G. Larson, President
                                            (Duly Authorized Officer)


Dated:  November 14, 1997                 By     /s/ Craig E. Allen
                                            Craig E. Allen
                                            (Principal Financial and
                                            Accounting Officer)