Form 10-K
period 1997-12-31
LARSON DAVIS INC
filed 1998-03-30
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

                        Common Stock, Par Value $0.001
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 25, 1998, there were 12,524,589 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $35,135,527, computed at the closing quotation for the Issuer's common stock of $2.8125 as of March 25, 1998.

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


                               TABLE OF CONTENTS


Item Number and Caption                                                                               Page

PART I

1.       Business....................................................................................    3

2.       Properties..................................................................................   12

3.       Legal Proceedings...........................................................................   12

4.       Submission of Matters to a Vote of Security Holders.........................................   12

PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................   13

6.       Selected Financial Data.....................................................................   14

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......   16

8.       Financial Statements and Supplementary Data.................................................   23

9.       Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure..................................................................................   23

PART III

10.      Directors and Executive Officers of the Registrant..........................................   25

11.      Executive Compensation......................................................................   27

12.      Security Ownership of Certain Beneficial Owners and Management..............................   31

13.      Certain Relationships and Related Transactions..............................................   34


PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   35


SIGNATURES...........................................................................................   41

                                     PART I

                               ITEM 1.  BUSINESS

GENERAL

     LarsonoDavis Incorporated (the "Company") is engaged in the design and development of analytical instruments. The Company has been in the business of developing, manufacturing, and marketing precision acoustical and vibration instrumentation since 1981. The Company is currently committed to commercializing four additional families of products, its mass spectrometry related instruments (the "time-of-flight mass spectrometry" or "TOFMS Technology"), its polymer analysis technology (the "CrossCheck Technology"), its separation technology (the "SFC Technology"), and its particle analysis technology (the "PAMS Technology"). The TOFMS and the SFC Technologies have just been launched in 1998, the CrossCheck Technology is also available, while the PAMS Technology is not scheduled for availability until 1999.

     The Company is dedicating significant amounts to technological research, product development, and marketing strategies. The Company believes that the patents underlying its technologies are either unique or represent advances on existing technologies in the analytical instrumentation market and that it can design and produce instruments that are competitive in this market. However, much of the potential success of the Company depends on the successful development of commercial products, the existence or creation of a market demand for any products that may be developed, the ability of the Company to achieve significant market penetration for any such products in several large markets against strong competition, the ability to enforce its patents, and the ability of the Company to produce and market any such products on a profitable basis. Such an effort requires a significant dedication of time, expertise, and money, and there can be no assurance of ultimate success.

     The Company is currently comprised of two active, wholly-owned subsidiaries:

     LARSONoDAVIS LABORATORIES CORPORATION ("LDL") focuses on the design, development, manufacturing, and marketing of acoustics and vibration products and services.

     SENSAR CORPORATION ("Sensar") develops, manufactures, and markets sophisticated chemical detection and analysis instrumentation and polymer analysis technology used for quantitative and qualitative analysis.

     Unless the context otherwise requires, when used herein, the term "the Company" refers to LarsonoDavis Incorporated and its operating subsidiaries.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-K contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including the completion of commercial products within projected time frames, the market acceptance of products, the ability of the Company to successfully address technical and manufacturing problems in producing new products, the Company's ability to enter into favorable strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of the Company and the entities with which it has agreements, the success of the Company in developing its technology and designing and constructing products based on that technology, the ability of the Company to successfully protect its patent rights to prevent competitors from benefiting from the technology, the ability of the Company to compete with larger, more established entities, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

ACOUSTIC AND VIBRATION BUSINESS

     The Company was established to engage in the acoustics and vibration instrumentation industry and this business remains its "core" business. The acoustic and vibration products of the Company are focused on precision measurement instruments for use in a variety of industries. These products combine very sophisticated environmental data collection systems with high-speed data acquisition and processing systems to give users critical information concerning acoustical or vibration based events. The Company's customers for these products include major corporations in a variety of industries, including automobile manufacturers, aircraft manufacturers, and defense contractors, and the United States military. Subdivisions of this market in which the Company's instrumentation is currently being utilized are:

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

TOFMS Technology

     Mass spectrometry is an important technique for the analysis of chemicals in a wide variety of industries such as pharmaceutical/biotechnology, semiconductor, chemical/polymer and consumer products. Mass spectrometry is used to identify unknown chemicals, quantify known materials, and to determine the structural and chemical properties of molecules. TOFMS is currently the fastest growing mass spectrometry technique. It determines the mass-to-charge ratio of ions by measuring the time it takes for the ion to reach the detector.

     Sensar is a technology leader in time-of-flight mass spectrometry (TOFMS), holding key patents in this rapidly developing technology. Instruments based on TOFMS acquire data very fast and have high sensitivity. Sensar currently manufactures the TOF2000, a process gas analyzer for measuring parts per billion impurities in process gases. The TOF2000 is sold primarily to the semiconductor industry where process gas purity is critical to the production of microelectronics. Customers for the TOF2000 include semiconductor manufacturers, ultra pure gas producers, and gas purifier manufacturers. SAES Getters S.p.A. ("SAES"), a gas purifier manufacturer, has distribution rights for the TOF2000 in the semiconductor industry under a five-year agreement through 1999. In exchange for exclusivity in this market, SAES is required to meet certain annual minimum sales requirements. To date, sales in the semiconductor industry have been disappointing, below the minimums of the distribution arrangement. Factors responsible for this performance have been volatility in capital spending in the semiconductor market and product performance issues in the field. Sensar, SAES, and current customers are working to correct product weaknesses. Further, the Company is seeking to develop additional markets in environmental applications for the TOF2000 so that the product is not as dependent on the semiconductor market.

     Sensar will expand the scope of its TOFMS technology with the launch of its Jaguar mass detector in 1998. Unlike the TOF2000, which is used for gas analysis, Jaguar is designed for liquid analysis. Jaguar is based upon Sensar technology found in the TOF2000 as well as new developments for which Sensar is seeking and has received patent coverage. Designed as a detector for liquid chromatography, Jaguar will establish a new standard for speed, sensitivity, and dynamic range for liquid chromatography-mass spectrometry (LC-MS). LC-MS is a rapidly growing technology used in the pharmaceutical and biotechnology industries for drug discovery, combinatorial chemistry, metabolic, and degradation profiling of pharmaceuticals, peptide mapping and protein sequencing, and quality assurance. Sensar expects to ship beta Jaguar units in March 1998, and the first production units in June 1998. The Company is currently seeking to establish strategic marketing relationships for this exciting new product.

CrossCheck Technology

     The Company holds the exclusive license to a technology utilized in the "CrossCheck" product, a process used to measure resistance of materials in real time. The instrument differs from other devices that also measure resistance in that CrossCheck is a compact device operating with low voltage alternating current with the ability to measure resistance to very high levels. CrossCheck is of interest across a wide industrial base. For example, CrossCheck has been successfully applied to determine the curing characteristics of paints, coatings and epoxy materials. As these materials cure, the chemical changes that occur cause a detectable change in the measured resistance. Disposable probes can be quickly coated with the material to be monitored; CrossCheck then provides real-time data that is used to evaluate the quality and characteristics of the material under test. CrossCheck can also be used to monitor liquids in pipelines and tankage. Measurement of the bulk resistance of liquids provides information that can be used to determine when chemical changes may have occurred in the liquid or when a different liquid may have been introduced into a liquid stream. The Company is actively pursuing placement of prototype instruments within key industrial and university sites. Results from these evaluations have been used to refine the design for production models of the CrossCheck technology.

     The Company has concentrated on application of CrossCheck within major industrial segments which provide the largest potential markets for this product. These markets include:

     Paints and Coatings - Laboratory work at Larson-Davis and at selected industrial sites confirm the effectiveness of CrossCheck as a real-time monitor of the curing process. This market segment will be the major focus of sales and marketing efforts in 1998.

     Adhesives - Cure rates of adhesives are affected by material composition, additives and contaminants. CrossCheck is an effective real-time cure-rate monitor for these materials.

     Power industry - Transformer oils and switching box oils are eventually degraded by temperature, chemical contamination and electrical discharge effects. CrossCheck is being evaluated as a real-time monitor to assess the extent of change in these oils.

     Petroleum pipeline industry - CrossCheck can determine the change in resistance of fluids as the material composition changes. In a joint project with a major pipeline company, CrossCheck is being evaluated as a method to precisely determine the point of interface between adjacent fluids in petroleum product pipelines.

     Concrete industry - The cure rate of concrete products can be determined by measurement of the electrical properties of the concrete slurry.
     CrossCheck is being evaluated for application in this large industrial segment.

Supercritical Fluid Chromatography

     In March 1998, Sensar introduced its first separations instrument, the Series 3000 Supercritical Fluid Chromatograph (SFC). This high performance instrument was designed to uniquely meet the requirements for separations within the chemical, petroleum, and polymer industries. The Company has obtained rights to patents held by Brigham Young University that protect the use of small diameter, capillary columns with this instrument. The Series 3000 allows an analyst to evaluate chemical mixtures which are not adequately separated by other techniques such as gas chromatography (GC) or liquid chromatography (LC). The Series 3000 SFC is especially effective in the separation of compounds demonstrating low to moderate volatility.

     Sensar designed the Series 3000 SFC to immediately meet the requirements of the petroleum industry. The Series 3000 meets all of the requirements of ASTM Method D5186 that specifically requires SFC technology for the determination of aromatic content of diesel and jet fuels. This method is now mandated for analysis of all diesel and jet fuels sold within the State of California and is being considered by other regulatory agencies. The Series 3000 SFC has been designed to allow modifications as other regulatory bodies throughout the world adopt similar regulations.

     SFC has been available commercially for the past decade. The Series 3000 provides significant advantages over competitive SFC systems presently available; specifically the Series 3000 provides: (1) the capability to use both capillary and large bore packed columns; (2) improved sensitivity through the use of improved column technology; (3) improved reproducibility through the effective use of temperature control of electrical components; and (4) ease-of-use through design features oriented to routine laboratory use.

    The Series 3000 immediately meets the unique requirements of analysts in the chemical industry:

     Petroleum industry - The Series 3000 is the only system designed specifically to meet the requirements of ASTM Method D5186 as described above. The Series 3000 will also be used to separate mixtures of high molecular weight oil components in heavy crude oils and refinery products.

     Surfactants - The Series 3000 is uniquely suited for the analysis of non-ionic surfactants. These compounds are found in home-care products, food products, paints and coatings, and numerous other industrial and consumer products.

     Polymers - Low molecular weight polymers, polymer additives and source chemicals used in polymer production are readily separated with the Series 3000 SFC.

     Chemical industry - Highly reactive materials such as isocyanates cannot be separated by other chromatographic techniques including GC or LC. The Series 3000 SFC is uniquely suited for the separation of thermally unstable compounds.

     Environmental - The Series 3000 is expected to provide complementary confirmation of contaminants found in the environment including pesticides, herbicides, and various industrial waste products including dioxins. The Series 3000 is also capable of determining the concentration of explosives in environmental samples.

Particle Analysis Mass Spectrometry (PAMS)

     The measurement of particles in clean room air and fabrication tool areas is a major concern of the microchip fabrication industry. Methods exist for the measurement of particles larger than one micron (less than one ten thousandth of an inch) in diameter. However, the techniques are not now commercially available which adequately address the problem of sub-micron sized particles. Sensar has entered into an agreement with Lucent Technologies for the exclusive rights to a particle analysis technique developed by Lucent that addresses this problem area.

     The PAMS technique uses a high powered laser to disintegrate small particles into charged ions which can then be analyzed by mass spectrometric techniques. The high speed data retrieval and highly sensitive detection techniques developed by Sensar for use with its time-of-flight mass spectrometers are suited for the commercialization of the Lucent technique.
When commercialized, PAMS will provide semiconductor fabrication facilities with real-time capability of providing critical information on particle contamination including: (1) concentration of particles within a specific area; (2) the size distribution of the particles; and (3), the elemental composition of the particles. With this information, fabrication facility managers can take preventive and corrective actions specific to the type of particles identified within a fabrication tool or area.

     The PAMS technology is currently under development and instrument design and testing has not been completed. The Company does not expect to introduce a commercial product in 1998, and no assurance can be given that the Company will be successful in finalizing a commercial product based on this technology.

BUSINESS HISTORY

     During recent years, the Company has been involved in a number of significant business changes as follows:

     March 1994 - The Company purchased all of the outstanding shares of a corporation chartered in England and the corporation was renamed LARSONoDAVIS, LTD. ("LTD"). LTD has served as a European distribution point and expanded service and repair center for the Company. In December 1997, the board of directors approved the closure of LTD, which was effectively completed in March 1998. Sales and service activities were assumed by new sales distributors in the United Kingdom.

     June 1994 - The Company acquired substantially all of the intangible assets of a privately-held Massachusetts corporation related to the airport noise monitoring industry. Also purchased were the rights to approximately 25 contracts for the installation, maintenance, and support of airport noise monitoring systems. In August 1995, the Company entered into an agreement to transfer this airport noise monitoring operations to an established consulting firm engaged in the transportation industry. The Company also transferred the management of substantially all of its airport contracts to the consulting firm and agreed not to compete within the industry.

     June 1994 - With the return of the minority interest in LarsonoDavis Info, Inc. ("Info"), a subsidiary of the Company, held by Commerce Clearing House, the Company discontinued the operations of two of its software based subsidiaries, Info and Advantage Software, Inc. Management terminated the business of these subsidiaries and reduced the carrying value of the related assets to zero.

     October 1995 - The Company acquired all of the outstanding stock of Sensar Corporation.

     November 1997 - Senior management of the Company was reorganized, with three of the five directors resigning and the Company employing a new chief executive officer. The Company recognized restructuring and other charges in connection with this change. (See Note B to the Consolidated Financial Statements.

PATENTS AND TRADEMARKS

     The technology owned or licensed by the Company is proprietary in nature. In connection with the design and construction of its precision acoustical and vibration measurement instrumentation and its proprietary software, the Company primarily relies on confidentiality and nondisclosure agreements with its employees, appropriate security measures, copyrights, and the encoding of its software in order to protect the proprietary nature of its technology rather than patents which are difficult to obtain in the computer software area, require public disclosure, and can often be successfully avoided by sophisticated computer programmers.

     The Company is the exclusive licensee of key patents belonging to Brigham Young University regarding its TOFMS, CrossCheck, and SFC technologies. The Company has also licensed patented technology from Lucent Technologies regarding PAMS. Sensar has obtained additional patents through its own development efforts that are the sole property of the Company. The technology contained in these patents results in the competitive advantages of the Sensar products. The Company believes that patents are an important part of doing business in the analytical instrument industry and intends to protect all of its intellectual property from unauthorized use.

     The Company has also registered "NOISEBADGE" to use as a trademark in the marketing of noise level meters with the United States Office of Patents and Trademarks.

MANUFACTURING AND ASSEMBLY

     The Company is involved in the manufacture of both its hardware and software products. It utilizes the services of certain subcontractors to manufacture component parts for its products to minimize the amount of its capital investment and increase its flexibility in dealing with changes in the manufacturing processes. Approximately 20% of manufacturing is performed by subcontractors. However, all final assembly and testing procedures are done by the Company's employees as part of its quality control program. Manufacturing activities occupy approximately 16,500 square feet of the Company's facilities. (See "ITEM 2. PROPERTIES.")

PRODUCT COMPONENTS

     The Company utilizes a large number of individual electronic components in connection with the manufacture of its analytical instruments. The Company has developed, manufactures, and sells its own line of high quality transducers for the acquisition of acoustical and similar events so that it is no longer dependent on suppliers for these component parts. Certain hardware components of the Company's mass spectrometer based instruments are custom designed and subcontracted to established machine shops for manufacture. The Company established its own in-house machining capability in 1996 by acquiring appropriate equipment and hiring qualified individuals to manage and operate the equipment. The machine shop provides the Company with a secondary source for its very precise transducer components and reduces the risk of product shortages. The machine shop also provides prototype parts to aid in the development of new products. Most of the other components utilized by the Company are available from a number of manufacturers and the Company's decisions with respect to suppliers are based on availability of the necessary component, the reliability of the supplier in meeting its commitments, and pricing.

     The Company purchases certain supplies from third-parties for installation in environmental noise monitoring systems. Generally, these supplies consist of "brand name" computers, printers, and other peripherals, and are readily available from a variety of manufacturers or suppliers.

MARKETING AND DISTRIBUTION

     The Company markets and distributes its acoustics and vibration hardware products primarily through independent manufacturer's representatives in the United States and stocking distributors throughout the rest of the world. The efforts of these representatives are supported by the Company's in-house staff of marketing and technical personnel.

     The Company's TOF2000 is currently being marketed within the semiconductor industry by SAES under a 5-year distribution agreement. The Company is building new distribution channels for its other TOFMS, SFC, and CrossCheck products. Distribution options under consideration by the Company include direct sales, manufacturers representatives, and marketing arrangements with established instrument vendors for TOFMS, SFC, and CrossCheck. Catalog distribution of CrossCheck is also being investigated.

     The Company invests in both image building and direct product advertising. This exposure takes many forms, including participation on industry standards boards, exhibitions at trade shows, Company sponsored training classes, direct technical demonstrations, and industry publication advertisements.

BACKLOG

     As of December 31, 1997, the Company had an order backlog believed to be firm of approximately $1,080,000, which is not reflected in the financial statements included elsewhere herein. This compares to a backlog at December 31, 1996, of approximately $1,200,000.

COMPETITION

LDL

     The acoustics and vibration hardware products are positioned in a niche market which caters to a technically sophisticated user base. For a number of years this market has been dominated by a single competitor. This competitor, Bruel & Kjaer, has traditionally been the largest supplier of acoustics and vibration instrumentation in the world. In addition, there are several smaller companies in direct competition with the Company. In the opinion of management, none of the other competitors other than Bruel & Kjaer has available a full line of acoustical and vibration products, similar to that offered by the Company. There are also a small number of large companies which produce, in most cases, isolated products which can be adapted to certain applications in the acoustics industry.

     While many of the companies which compete with the Company have greater financial and managerial resources, management believes the Company can compete effectively based on its ability to: (1) adapt rapidly to technology changes,
(2) technically market to specialized users, and (3) offer a complete line of solutions to users' needs.

Sensar

     The Sensar products compete in various segments of the multi-billion analytical instrument market. The Company seeks to position itself in niche markets where it has technological advantages and can distinguish itself from larger, better known companies, and offer favorable pricing. In spite of this, the competition in these market segments is intense, especially in mass spectrometry. Acquisitions in the past year in the mass spectrometry segment involving large instrument companies seeking to add TOFMS capabilities will have a great effect on the competitive landscape in 1998. These acquisitions, however, demonstrate the strong market demand for LC-MS products such as the Sensar Jaguar. Competition in the SFC and CrossCheck markets is much less intense. There are only two significant competitors in the SFC market and none for a hand-held resistivity meter such as CrossCheck.

GOVERNMENTAL REGULATION

     The products of the Company are not subject to the authority of a specific governmental regulatory agency and do not generally require approval or certification by such agencies. They are, however, compliant to general industry standards such as "CE Mark," FCC (where appropriate), and various acoustical standards. There are no existing, or to the knowledge of the Company, pending governmental regulations, that would have a material effect on the business conducted by the Company.

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

MAJOR CUSTOMERS AND FOREIGN SALES

     During the twelve months ended December 31, 1997, one customer, Spectra s.r.l., accounted for 12% of sales. During the six months ended December 31, 1996, another customer, Measurement and Testing, Inc., accounted for 13% of sales. There were no customers which represented more than 10% of the total sales for the Company during the years ended June 30, 1996 and 1995. Government sales were not significant in any of the periods included in the accompanying financial statements, with sales volumes less than 5% of continuing operations for each of the periods.

     Export sales of the Company for the twelve months ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, are 52%, 59%, 34%, and 53% of revenues from continuing operations, respectively. The Company exported its products into a number of geographical markets that are more specifically identified in Note Q to the Consolidated Financial Statements of the Company.

PERSONNEL

     As of December 31, 1997, the Company had 121 employees, 40 of which were involved in professional or technical development of products, 50 in manufacturing, 16 in marketing and sales, and 15 in administrative and clerical. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.


                              ITEM 2.  PROPERTIES

     The Company owns its own administrative and manufacturing facilities in Provo, Utah, subject to a security lien granted to a commercial financial institution to secure a purchase money loan. The facilities include approximately 13,200 square feet of administrative, engineering, and research and development space and approximately 11,500 square feet of manufacturing, storage, and shipping space.

     In addition, the Company leases approximately 18,300 square feet of space located immediately across the street from the Company's corporate headquarters in Provo, Utah, that is being used by the Sensar division. This space is leased under an operating lease with a current monthly payment of $13,730 and which expires March 31, 1999. The Company has the option to renew this lease for up to five additional one-year terms, with an increase of 4% in the monthly lease payment with each extension. Approximately 5,000 square feet of the space is being used for manufacturing, storage, and shipping and the remaining space is used for development, marketing, and administrative functions.

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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended December 31, 1997, the Company did not hold a shareholders' meeting and no matters were submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise.


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

                    Quarter Ended           High Bid        Low Bid
                  September 30, 1995        $  6.40         $  3.16
                  December 31, 1995         $  6.32         $  3.40
                  March 31, 1996            $  6.08         $  4.08
                  June 30, 1996             $ 11.32         $  5.24
                  September 30, 1996        $ 11.00         $  7.125
                  December 31, 1996         $ 12.375        $  8.75
                  March 31, 1997            $ 13.875        $  9.25
                  June 30, 1997             $ 11.125        $  7.25
                  September 30, 1997        $  9.50         $  7.50
                  December 31, 1997         $  7.6875       $  2.625

     On March 25, 1998, the closing quotation for the common stock on NNM was $2.8125. As reflected by the high and low bids on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect market reaction to the perceived applications of the Company's technology, the potential products that may be based on that technology, the direction and results of research and development efforts, and many other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

     As of March 25, 1998, there were 12,524,589 shares of common stock issued and outstanding, held by approximately 406 shareholders of record.

     The Company has not paid dividends with respect to its common stock. The Company presently has 3,500 shares of its 1998 Series A Preferred Stock issued and outstanding which prohibit the payment of dividends on the common stock if the annual dividend of $40 per share of preferred stock is in arrears. The Company's line of credit agreement prohibits the payment of dividends if the Company is in violation of its loan covenants or otherwise in default under the agreement. Other than the foregoing, there are no restrictions on the declaration or payment of dividends set forth in the articles of incorporation of the Company or any other agreement with its shareholders or creditors. Management anticipates retaining any potential future earnings for working capital and investment in growth and expansion of the business of the Company and does not anticipate paying dividends on the common stock in the foreseeable future.


                        ITEM 6.  SELECTED FINANCIAL DATA

CERTAIN FINANCIAL DATA

     The following statement of operations and balance sheet data were derived from the Consolidated Financial Statements of the Company. In January 1997, the Company changed its fiscal year end from June 30 to December 31 effective December 31, 1996. The Consolidated Financial Statements of the Company for the fiscal year ended December 31, 1997, for the six months ended December 31, 1996, and for the fiscal years ended June 30, 1996, 1995, 1994, and 1993, have been audited by independent certified public accountants. The Consolidated Financial Statements of the Company for the year ended December 31, 1996, are unaudited; however, in the Company's opinion, such statements reflect all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the financial position and results of operations of the Company for such period. The selected financial data below should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

STATEMENT OF OPERATIONS DATA
                                                          Six Months
                                                            Ended
                                                           December
                            Year Ended December 31,          31,                             Year Ended June 30,
                          -------------------------      ------------   ----------------------------------------------------------
                             1997(1)        1996            1996          1996(2)         1995(4)       1994(3)(4)         1993
                          ----------     ----------      ----------     ----------      ----------      -----------     ----------
                                         (unaudited)
Net sales                $  8,313,328    $ 8,992,614     $ 4,889,280    $ 8,255,607     $6,515,830      $5,137,638      $6,180,082

Cost and operating
expenses

   Cost of sales         $  6,074,883    $ 4,469,351     $ 2,177,304    $ 3,407,613     $1,916,413      $1,718,769      $2,553,105

   Research and
   Development           $  4,860,993    $ 3,055,705     $ 1,734,911    $ 2,149,384     $  708,679      $  834,520      $  868,957

   Selling, general,
   and administrative    $  6,019,282    $ 4,643,721     $ 2,534,643    $ 3,922,976     $3,131,938      $2,863,074      $2,374,707

Unusual and Non-
recurring charges        $  5,937,355              -               -              -              -               -               -

Operating profit (loss)  $(14,579,185)   $(3,176,163)    $(1,557,578)   $(1,224,366)    $  758,800      $ (278,725)     $  383,313

Other income
(expense)                $   (238,626)   $  (393,936)    $   (86,342)   $  (481,882)    $ (300,289)     $ (162,511)     $ (252,496)

Income (loss) from
continuing operations    $(14,817,811)   $(3,570,099)    $(1,643,920)   $(1,706,248)    $  458,511      $ (441,236)     $  130,819

Basic Earnings (loss)
from continuing
operations per
common share             $      (1.29)   $     (0.38)    $     (0.16)   $     (0.21)    $     0.08      $    (0.08)     $     0.02

BALANCE SHEET DATA
                                At December 31,                                   At June 30,
                         ---------------------------     -----------------------------------------------------------
                             1997            1996            1996            1995            1994            1993
                         -----------     -----------     -----------     -----------     -----------     -----------
Total assets             $12,195,430     $19,906,521     $19,769,028     $11,579,667     $11,011,119     $10,300,253

Long-term obligations    $ 1,275,512     $ 1,282,894     $ 1,136,006     $ 1,213,331     $ 1,078,073     $   827,623

Cash dividends
per common share         $         0     $         0     $         0     $         0     $         0     $         0

[FN]

(1) For the year ended December 31, 1997, there are unusual and nonrecurring charges of $5,937,355 ($0.52 per share) included in operating loss and in loss from continuing operations. These unusual and nonrecurring charges related to the restructuring of the Company and certain impairment losses recognized in the fourth quarter of 1997. (See Note B to Consolidated Financial Statements.) Exclusive of these unusual and nonrecurring charges, operating loss and loss from continuing operations for the year ended December 31, 1997, would have been $8,641,830 and $8,880,456, respectively.

(2) Effective October 27, 1995, the Company acquired Sensar Corporation in a transaction accounted for as a purchase.

(3) During the quarter ended March 31, 1994, the Company acquired LarsonoDavis, Ltd., in a transaction accounted for as a purchase.

(4) During the years ended June 30, 1995 and 1994, the Company discontinued the operations of its Airport Noise Monitoring Business and its Software Licensing Business, respectively. The results of these operations have been segregated from continuing operations in the Consolidated Statements of Operations.


                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes contained herein.

RECENT DEVELOPMENTS

     The Company has historically been engaged in designing and manufacturing precision acoustical and vibration instrumentation. Beginning in 1994 and continuing to the present, the Company has acquired the rights to a number of core technologies and has dedicated significant time, effort, and expense to a research and development effort to create products designed for the scientific instrumentation industry. In November 1997, the board of directors appointed Andrew C. Bebbington as new chief executive officer of the Company. The board believes that the new chief executive officer can reverse the severe losses of the Company through a combination of restructuring and redirection of priorities and can lead the Company into the next stage of its development; the finalization of products, establishment of standardized manufacturing, and market penetration for existing and developing products. In connection with the appointment of Mr. Bebbington, Brian G. Larson, a co-founder of the Company and the former chief executive officer, resigned. In addition, Larry J. Davis, a co-founder of the Company and the vice-president of product development, and Dan
J. Johnson, a vice-president and former chief financial officer of the Company also resigned. Each of the former executives also resigned their position on the board of directors of the Company. In connection with their resignations, these former executives entered into termination agreements with the Company, in lieu of cancellation of their employment agreements, which provided for, among other things, the issuance of an aggregate of 200,000 shares of common stock, the surrender of options to acquire an aggregate of 1,425,000 shares of common stock at prices ranging from $4.25 to $7.00 per share, and three months of severance pay. Mr. Larson and Mr. Johnson provided consulting services to the Company and the new chief executive officer for a 60-day transition period following their resignations, and Mr. Davis has entered into an employment arrangement with the Company to provide his services as a scientist and engineer in connection with the ongoing development of the Company's technologies.

     Mr. Bebbington, with the strong endorsement of the outside board members, immediately undertook an evaluation of all aspects of the Company's operations, research and development projects, sales and marketing approaches, product offerings, personnel and management, contractual arrangements, and overall cost structure. As a result, the new chief executive officer recommended and the board of directors approved in December 1997 additional restructuring steps and certain changes in the strategic direction of the Company. This resulted in a reduction of personnel, the cessation of certain peripheral business activities, a renewed focus on certain research and development projects, and a de-emphasis or abandonment of other projects. These restructuring activities and certain other events in the fourth quarter of 1997 have resulted in unusual and nonrecurring charges to the Statement of Operations for the year ended December 31, 1997 in the aggregate amount of $5,937,355. (See Note B to the Consolidated Financial Statements.)

     Largely as a result of the change in strategic direction, certain inventories have been rendered obsolete or overstocked. Accordingly, a write down of inventory in the amount of $614,000 was recognized in the fourth quarter of 1997. In addition, the Company recognized other adjustments and significant expenses in the fourth quarter of 1997. The most significant of these related to increases in the estimated provision for warranty work, adjustments to inventories related to the absorption of labor and overhead into cost of sales, and the reversal of the sales revenue for two instruments pending final acceptance by the customer. Other material expenses recorded in the fourth quarter in excess of normal operating expenses include significant costs incurred towards the development of the TOFMS and the SFC products and costs associated with the recruitment and relocation of the new chief executive officer.

OVERVIEW

     Over the course of the last four years, the Company has acquired the rights to a number of technologies from Brigham Young University ("BYU"), either directly from BYU or indirectly through its acquisition of Sensar. These technologies have placed the Company in a position to develop a number of sophisticated analytical instruments in addition to its historical acoustical and vibration based business. The Company has also entered into a license agreement with Lucent Technologies, Inc. (formerly Bell Labs), in which it acquired the sole rights to technology developed by Lucent.

     In order to accomplish its goals, the Company initiated research and development plans designed to convert the underlying technologies into commercial products. The Company currently has one commercial product available based on these acquired technologies, its time of flight mass spectrometer ("TOF2000") and has just introduced beta models of its Jaguar mass spectrometer and its SFC instrument. In addition, the Company continues to introduce acoustic and vibration products and has made significant advances toward additional products. However, there have been unanticipated delays in the finalization of many of these products. The Company has just recently begun commercial production of its Model 824 analyzer and does not expect commercial production of the Jaguar product until the second quarter of 1998, both of which were originally scheduled for the first quarter of 1997. The Company does not anticipate that there will be a significant impact on its revenues until after these and other products the Company is working on have been introduced and have established market acceptance. While management of the Company continues to believe, and is committed to, develop a range of superior products designed to meet the needs of significant markets, the products currently being developed by the Company are designed for sophisticated applications, and there can be no assurance that the Company will be successful in its development and marketing efforts or that alternative technologies may not be developed by some other entity that provide a more advantageous solution to the needs of the various industries targeted by the Company. If the Company is unable to successfully develop the targeted products or the development of such products continues to be delayed, the Company's ability to obtain the necessary financing to continue its research and development program may be adversely affected.

     The Company is presently unable to fund its increased research, development, and other activities from operations and has sought and obtained equity financing, primarily from private placements to a small number of private investors, in order to meet these costs. This capital has been and is currently being used for various purposes, including further research and development activities, costs associated with the market introduction of new key products, and general operations. The most recent equity placement by the Company was for gross proceeds of $3.5 million completed in February 1998. Assuming that the Company can successfully launch its proposed new products and that they are sufficiently accepted in the market to permit a substantial increase in the Company's revenues during 1998, the Company would anticipate that the proceeds from this private placement will provide adequate capital to meet its projected requirements through the end of fiscal 1998. But in the event that such products do not produce significant increases in revenues during 1998, the Company will continue to be reliant on obtaining outside financing to fund its operations in 1998. If this is the case, there can be no assurance as to the Company's ability to obtain such financing or, if available, that such financing can be obtained on terms favorable to the Company.

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 1997, and 1996

     The Company changed its fiscal year end from June 30 to December 31, effective December 31, 1996. The Company's audited financial statements cover the six months ended December 31, 1996, and the year ended June 30, 1996. Financial information for the year ended December 31, 1996, is unaudited and has been derived from these two periods and is presented for comparative purposes only.

     Net Sales

     Net sales for the years ended December 31, 1997, and 1996, were $8,313,328 and $8,992,614, respectively. This represents a decrease of $679,286, or 7.6%, for 1997 as compared to 1996. The overall decrease is principally the result of a decrease in sales in the acoustical and vibration product families. Sales of acoustical and vibration products for the year ended December 31, 1997, reflect decreases from last year primarily due to the delayed introduction of certain new products. The Company originally anticipated that these new acoustical products would be available at the beginning of 1997. The introduction of the Company's Model 814 and DSP 80 Series products have only recently begun shipping and the introduction of the Model 824 and associated options have been delayed with volume shipments starting in the first quarter of 1998. In the interim, sales of the Company's prior products declined. Management expects that these recent introductions will cause acoustical and vibration product sales to return to and exceed historical levels, although no assurance can be made that such expectation will be realized.

     Current year revenue from the Company's chemical analysis instruments was approximately the same as in the prior year. The Company currently markets its TOF2000 to the semi-conductor industry through SAES. Under the terms of the marketing agreement, SAES was obligated to sell a minimum of nine units in 1997 in order to maintain its exclusive rights, a target that was not met. Sales of the TOF2000 through SAES have historically been hampered by the parties' inability to mutually agree on acceptable performance standards for the instrumentation and the Company has had difficulty in meeting certain heightened specifications required by certain new end users. However, the most recent instruments shipped by the Company to SAES customers have been and are being subjected to extensive testing under the supervision of SAES and others, and the Company believes that many of the open specification issues have been or are being resolved. At December 31, 1997, the Company has reversed revenue recognition in the amount of approximately $430,000 on two units pending resolution of certain issues and subsequent customer acceptance shipped and that was originally recognized in the third quarter.

     During the year ended December 31, 1997, export sales represented 52% of net sales compared to 49% for the year ended December 31, 1996. The Company's export sales are billed, collected, and denominated in U.S. dollars, other than its sales through its subsidiary, LTD, which are in British Pounds Sterling.
The impact of foreign currency translation adjustments has not historically been significant, aggregating approximately $65,000 at December 31, 1997. The Company does not consider its foreign currency risks to be significant and has not taken a position in the currency markets or derivatives in an attempt to hedge any risk that might exist.

     Cost of Sales

     Cost of sales for the year ended December 31, 1997 was $6,074,883, or 73.1% of net sales, compared to $4,469,351, or 49.7% of net sales for the year ended December 31, 1996. The increase in 1997 of cost of sales as a percentage of net sales is due to a variety of significant factors, including: (1) the absorption of higher fixed manufacturing expenses and personnel costs on decreased acoustic and vibration sales in 1997; (2) costs related to meeting heightened specifications of the TOF2000 product, as well as certain other provisions; (3) increases in estimated provisions for excess and obsolete inventories, principally associated with the restructuring of operations and changes in strategic direction of the Company; and (4) increases in the Company's estimated provisions for warranty work. The Company anticipates that as the manufacturing process of its new products becomes standardized, costs of goods sold as a percentage of net sales will return to 1996 levels. However, such a result will depend on the Company's ability to standardize the manufacturing process and control costs for its newly developed products, for which no assurance can be given.

     Selling, General, and Administrative

     Selling, general, and administrative expenses increased to $6,019,282, or 72.4% of net sales, for the year ended December 31, 1997, compared to $4,643,721, or 51.6% of net sales, for the year ended December 31, 1996. The increase in the dollar amount of selling, general, and administrative expenses was due to several factors, including increased costs associated with the pursuit of strategic marketing and research alliances; costs associated with the implementation of a new electronic data processing system; costs associated with holding a stockholders' meeting in 1997, including the preparation of the annual report and proxy statement; and increased costs associated with other corporate and marketing activities. The increase is also due to the Company incurring costs, including the cost of additional employees necessary to establish the infrastructure to support the Company's anticipated growth, and the recruitment and relocation costs of the new chief executive officer. The new chief executive officer has implemented certain cost control procedures, reduced overhead, and restructured operations to reduce nonessential spending in this area. However, it is not anticipated that selling, general, and administrative expenses can be reduced to an acceptable percentage of revenues unless and until sales increase substantially. Such increase is dependent on the successful introduction of new products and increased product demand for both new and existing products, which is the Company's highest priority. However, there can be no assurance that the Company will be successful in accomplishing such goals.

     Research and Development

     Research and development expenses increased to $4,860,993, or 58.5% of net sales, for the year ended December 31, 1997, compared to $3,055,705, or 34.0% of net sales, for the year ended December 31, 1996. The increase in the amount of research and development expenses over the prior period, as well as over historical levels, is due to the Company's continuing commitment to the research and development of new products from technologies acquired in recent years. The increased expenses principally relate to the employment of additional scientists and engineers, costs associated with materials and supplies used in the prototype development process, and services from outside professionals. The new chief executive officer has implemented certain cost control procedures, reduced overhead, and restructured operations to reduce nonessential spending in this area. However, it is anticipated that research and development costs will continue to exceed historical levels as a percentage of net sales at least until the development of new products is completed and significant sales levels of the new products are achieved. Historical levels of research and development costs as a percentage of sales for the fiscal years ended June 30, 1991 to 1995, averaged approximately 11% of sales.

     Unusual and Nonrecurring Charges

     During the fourth quarter of 1997, the Company recognized unusual and nonrecurring charges in the amount of $5,937,355. The charges relate to restructuring charges of $3,197,121 associated with the termination of former management and employees, exit costs for certain activities, and the write-down of assets as a result of changes in strategic direction of the Company. For a further description of the restructuring activities, see the discussion under "Recent Developments" above. The Company also recognized impairment losses of $2,740,234 in the fourth quarter of 1997, related to the write-down of the carrying value of certain assets. See Note B to the Consolidated Financial Statements.

     Non-cash portions of the unusual and nonrecurring charges were approximately $5,615,000.

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

     During the six months ended December 31, 1996, export sales experienced a significant increase as a percentage of total sales, to 57% of sales. This growth was due to a continuing increase in sales to the Pacific Rim and increases in sales in Europe, compared to the prior period. Domestic sales, on an annualized basis, declined compared to the prior year, but have increased compared to 1995 and 1994.

     Cost of Sales

     Cost of sales for the six months ended December 31, 1996, were $2,177,304, or 44.5% of net sales, compared to $1,182,566, or 28.5% of sales, for the six months ended December 31, 1995. This elevated level of cost compared to historical levels continues principally due to high cost of materials, initial production costs, and development costs associated with production of initial Sensar products.

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

Comparison of Years Ended June 30, 1996, and 1995

     Net Sales

     Net sales from continuing operations for the fiscal years ended June 30, 1996, and 1995, were $8,255,607 and $6,515,830, respectively. This represents an approximate 27% increase in its acoustic and vibration instrumentation sales. The increased sales were attributable to a general expansion of the underlying market, and an increase in the unit sales of the Company's products.

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

     Cost of Sales and Operating Expenses

     The Company's cost of sales and operating expenses of $3,407,613 in the year ended June 30, 1996, and $1,916,413 in the year ended June 30, 1995, increased as a percentage of sales from continuing operations to 41.3% from 29.4%. The increase in 1996 was due primarily to the high cost of materials, initial production costs, and development costs associated with production of initial Sensar products. Prior to the Company's acquisition, Sensar purchased major electronics subsystems from a third party. The pricing structure was based on the premise of a high price for a limited number of systems to provide the manufacturer a way to recover development costs. Since the acquisition of Sensar, the Company has designed a replacement subsystem which reduced the cost of the electronics for this component by approximately 90%. Because of the use of the remaining highly priced electronics subsystems in Sensar's inventory in fiscal year June 30, 1996, the entire material and development costs were expensed during the period.

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

     Research and Development

     The Company is involved in a high-tech industry which demands constant improvements and development of its instrumentation to remain technically viable. Since its inception, the Company has dedicated significant operating funds to research and development. For the five fiscal years June 30, 1991 to 1995, research and development expenses averaged approximately 11% of net sales and in the year ended June 30, 1995, were $708,679, or approximately 10.9% of net sales.

     For the fiscal year ended June 30, 1996, research and development expenses were $2,149,384, approximately 26.0% of net sales. This level of research and development reflects management's commitment to develop new products to enhance the revenue potential of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has relied on the sale of common stock as the primary method to fund its working capital needs, operational losses, and research and development efforts. During the year ended December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, the Company used $5,122,057, $1,944,738 and $2,019,944, respectively, in operating activities. The Company anticipates it will continue to rely on equity funding in the near future to fund its operations. The Company received net proceeds from the issuance of common stock, principally from the exercise of warrants and options, in the net amount of $4,627,630 during the year ended December 31, 1997, $1,493,489 during the six months ended December 31, 1996, and $9,269,987 during the fiscal year ended June 30, 1996. Subsequent to December 31, 1997, the Company has received approximately $400,000 from the exercise of warrants and gross proceeds of $3,500,000 from the private placement of preferred stock and warrants. The warrants issued in the most recent private placement give the holders the right to purchase 700,000 shares of common stock at $4.50 per share and the Company currently has outstanding warrants to acquire 2,100,167 shares of common stock at prices ranging from $5.30 to $8.75 per share. There is no obligation of the holders of these rights to exercise them and the exercise will largely depend on the price of the Company's common stock in the public trading market, as to which no assurance can be given. The Company does not anticipate that the outstanding warrants will be exercised unless the trading price of the Company's common stock exceeds the exercise price of the warrants at some time in the future.

     At December 31, 1997, the Company had total current assets of $6,160,440 and total current liabilities of $4,066,915, resulting in working capital of $2,093,525 and a working capital ratio of 1.5:1. Included in total current liabilities is the Company's revolving line of credit with a balance of $1,198,766. Limitations on the borrowing base for this line of credit have become so restrictive that it is not a significant source of reasonably priced working capital, and consequently the Company has decided to terminate this line of credit as of March 31, 1998. The Company will use a portion of its current cash holdings for this purpose.

     The Company has intangible assets totaling $3,100,447 principally related to product technology acquisition costs. Periodically, the Company reviews the recoverability of these assets by comparing the carrying value of individual identifiable intangible assets to the undiscounted estimated future net cash flows from current and anticipated products associated with each of these assets. Estimates of future cash flows are based on current demand for existing products; the progress toward commercialization of future products; and anticipated demand for existing and future products based on the Company's market analyses and evaluations with current and potential strategic marketing partners. Management's estimates of future manufacturing costs and development and marketing expenses are based on historical levels and/or industry norms. In the course of the review of the Company's assets and strategic direction undertaken by new management, approximately $1,650,000 in intangible assets were written down during the fourth quarter of 1997. See discussion above under "Recent Developments" and Note B to the Consolidated Financial Statements.

     Although management believes its current estimates of recoverability of intangible assets are reasonable, there is no assurance that actual future results will not differ from current expectations. In the event of a change in expectations, the carrying value or amortization period of the long-term asset would be adjusted which would affect the Company's results of operations in the period in which such adjustment occurred.

     The Company's primary uses of cash for the year ended December 31, 1997, were the funds used in operations as discussed above and the purchase of property and equipment in the amount of $1,041,383. Management expects that in the short-term, the primary use of cash will continue to be operations due to the continued research and development activities, but also expects to use approximately $1,200,000 to terminate its line of credit. In the opinion of management, current cash balances, including proceeds from the exercise of warrants and the private placement completed subsequent to year end, will provide the Company with sufficient capital to fund its operations and development plans for the 1998 calendar year. However, the Company's ability to do so will depend on the successful introduction of new products so as to substantially increase the Company's revenues during 1998. As conditions permit, the Company intends to seek to establish a reasonably priced line of credit with a financial institution. As new products are developed and commercialized and product demand is achieved, management believes that its long-term operating and capital requirements will be funded principally through cash generated from operations, supplemented as necessary from equity or long-term debt financing.


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


                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

                                                                        Director and/or
                 Name              Age     Position and Office Held     Executive Officer Since
         --------------------      ---     ------------------------     -----------------------
         Andrew C. Bebbington      37      President and Chairman       November 1997
                                           of the Board

         Jeffrey S. Cohen          37      Chief Operating Officer
                                           and Director                 February 1998

         William E. Hosker         59      Director                     March 1996

         Gerard L. Seelig          71      Director                     June 1996

         Craig E. Allen            46      Chief Financial Officer      December 1996

     A director's regular term is for a period of three years or until his successor is duly elected and qualified. The terms of the board are staggered so that one-third of the board is subject to election at each annual shareholders' meeting. Andrew C. Bebbington and Jeffrey S. Cohen were appointed to serve until the next annual meeting and election of directors; the current term of William E. Hosker expires at the 1999 annual meeting and the current term of Gerard L. Seelig expires at the 2000 annual meeting.

     There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of the Company.

     Andrew C. Bebbington, was appointed as a director and president of the Company in November 1997. Mr. Bebbington was formerly president of Neslab Instruments Inc. for a period of six years, as well as serving on the board of directors of Life Sciences International PLC until its purchase by Thermo Electron, Inc., in March 1997. Prior to this position, Mr. Bebbington served as business development director of Life Sciences for a period of four years during which time he was responsible for coordinating Life Sciences' rapid expansion through acquisition. Mr. Bebbington is a graduate of the London School of Economics and a Chartered Accountant. Mr. Bebbington served in the KPMG consulting practice specializing in mergers, acquisitions, and other strategic and financial planning activities.

     Jeffrey S. Cohen, was appointed as a director of the Company in February 1998 and to serve as chief operating officer of the Company. Mr. Cohen was formerly a vice-president at Orion Research, a subsidiary of Thermedics Corporation, itself a subsidiary of Thermo Electron Inc. Prior to this position, Mr. Cohen has held a variety of positions encompassing senior management roles in engineering, operations, and marketing for several different organizations. He holds a masters degree from the University of Lowell in computer engineering, and an undergraduate degree in microbiology from The University of Massachusetts at Amherst. He also holds an MBA from Northeastern University.

     William E. Hosker, was appointed as a director and a member of the audit committee of the Company in March 1996. Mr. Hosker was formerly employed by Hercules, Inc., from 1960 to 1995. Mr. Hosker served in various capacities with Hercules, Inc., culminating in his positions as corporate vice-president of International Operations, Subsidiaries, and Ventures from 1987 to 1990 and vice-president and general manager of the Resins Group from 1990 to 1995. Mr. Hosker is the president and owner of STAT Associates, Inc., a business consulting firm. Mr. Hosker attended the Amos Tuck Business School at Dartmouth University studying strategic planning and financial analysis and the Darden Business School of the University of Virginia studying executive marketing. He obtained a bachelor of arts degree in biochemistry from Bowdoin College in 1960.

     Gerard L. Seelig, was appointed as a director of the Company and a member of the audit committee in June 1996. Mr. Seelig currently serves on the board of directors of a number of privately-held companies and has taught as a visiting professor at Columbia Graduate School of Business and Rutgers Graduate School of Management. Prior to his retirement, Mr. Seelig served as executive vice-president of Allied-Signal, Inc., and as president of its Electronics and Instrumentation Sector from 1983 to 1988. Prior to joining Allied-Signal, Inc., Mr. Seelig spent 12 years at ITT in senior executive positions. Prior to that, Mr. Seelig worked for ten years at Lockheed Corporation where he was corporate vice-president and president of Lockheed Electronics Company. Mr. Seelig received a masters degree in industrial management from New York University in 1954 and a bachelors degree in electrical engineering from Ohio State University in 1948.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The report of Nathan West on Form 4 for the month of December 1997 reporting the award of 480 shares of common stock was filed late. William E. Hosker did not file a report for the month of October 1997, regarding the grant of shares to him for consulting services. (See "ITEM 11. EXECUTIVE
COMPENSATION: Compensation of Directors.") Brian G. Larson, the former chief executive officer of the Company, did not file a report for the month of August 1997 regarding the exercise of certain compensatory options held by him.

     Other than the foregoing, the Company believes that all reports required by section 16(a) for transactions in the year ended December 31, 1997, were timely filed.


                        ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company and its subsidiaries for the year ended December 31, 1997, the six months ended December 31, 1996, and the fiscal years ended June 30, 1996 and 1995, to the chief executive officer of the Company and the other executive officers of the Company who received compensation in excess of $100,000.

                                                      SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                                                       ------------------------------
                                             Annual Compensation              Awards         Payoffs
                                       ------------------------------- --------------------  --------
                                                             Other
                                                             Annual                                     All Other
                                                             Compen-   Restricted              LTIP     Compen-
        Name and                                             sation    Stock       Options/    Payouts  sation
   Principal Position        Year      Salary($)   Bonus($)  ($)(1)    Awards($)   SARs(#)     ($)      ($)
------------------------   ---------   ---------  ---------- -------   ---------   -------     ------   ----------
Andrew C. Bebbington,      12/31/97(2) $ 31,250   $     0    $   575   $      0    1,000,000    $  0    $        0
  CEO and Chairman
  of the Board


Brian G. Larson,           12/31/97    $196,001   $     0    $18,416    $     0            0    $  0    $1,165,643(5)
  Former CEO and           12/31/96(3) $106,909   $     0    $ 9,442    $     0            0    $  0    $        0
  Chairman of the Board    06/30/96    $198,779   $     0    $ 4,500    $     0      500,000(4) $  0    $        0
                           06/30/95    $181,116   $     0    $ 4,500    $     0       30,000    $  0    $        0

Larry J. Davis,            12/31/97    $211,687   $     0    $14,896    $     0            0    $  0    $   73,143(5)
  Former Vice-President    12/31/96(3) $106,909   $     0    $ 9,218    $     0            0    $  0    $        0
                           06/30/96    $198,779   $     0    $ 4,500    $     0      500,000(4) $  0    $        0
                           06/30/95    $181,116   $     0    $ 4,500    $     0       30,000    $  0    $        0

Dan J. Johnson,            12/31/97    $147,008   $     0    $15,671    $     0            0    $  0    $  112,350(5)
Former Vice-President      12/31/96(3) $ 80,253   $     0    $ 6,085    $     0            0    $  0    $        0
  and Secretary/Treasurer  06/30/96    $160,407   $     0    $ 4,500    $     0      425,000(4) $  0    $        0
                           06/30/95    $129,566   $     0    $ 4,500    $     0       30,000    $  0    $        0

[FN]

(1) These amounts reflect the benefit to the named executive officers of automobiles provided to such officers by the Company and amounts paid by the Company for health, disability, and life insurance.

(2) Mr. Bebbington accepted the positions of chief executive officer and a member of the board of directors effective November 17, 1997. Mr. Bebbington was not previously an employee of the Company. The foregoing table reflects amounts paid, awarded, or accrued for Mr. Bebbington from November 17, 1997, to December 31, 1997.

(3) This reflects amounts paid, awarded, or accrued for the six month transition period ended December 31, 1996.

(4) These options were cancelled in November 1997 pursuant to the provisions of the termination agreements entered into between the former executive officers and the Company.

(5) These amounts reflect the value of termination payments to former officers and directors, including the value of common stock received, plus severance and accrued vacation paid in 1997.


     The following table sets forth the information concerning the options granted to the named executive officers during the year ended December 31, 1997.

                                                 OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                              Potential Realizable Value at Assumed Annual
                           Individual Grants                                  Rates of Stock Appreciation for Option Term
------------------------------------------------------------------------      --------------------------------------------
         (a)                 (b)                (c)             (d)              (e)           (f)           (g)
                                             % of Total
                     Number of Securities   Options/SARs
                          Underlying         Granted to     Exercise or
                         Options/SARs     Employees During   Base Price       Expiration        5%           10%
        Name             Granted (#)        Fiscal Year      ($/share)           Date          ($)           ($)
------------------------------------------------------------------------      --------------------------------------------
Andrew C. Bebbington      1,000,000            83.2%          $5.75(1)           (2)        $2,157,591    $4,994,417

[FN]

(1) The option was granted at $5.75 per share but, if exercised at a time at which the common stock of the Company is trading at less than $7.50, options with respect to 500,000 shares could be exercised at the higher of 80% of the trading price or $3.60 per share. Subsequent to December 31, 1997, this option was terminated in favor of an option to purchase 1,000,000 shares of common stock, of which the right to exercise is immediately vested with respect to 250,000 shares at $3.60 per share; the right to exercise will vest with respect to 83,333 shares on each of December 31, 1998, 1999, and 2000, at $3.60 per share; and the right to exercise will vest with respect to 166,667 shares on each of December 31, 1998, 1999, and 2000, at $4.50 per share, $5.50 per share, and $6.50 per share, respectively.

(2) The option expires with respect to each block of stock five years subsequent to the vesting of the right to exercise such block of stock. The right to exercise vests with respect to 250,000 shares on November 17, 1997, and, subject to certain performance criteria, with respect to 250,000 shares on each of December 31, 1998, 1999, and 2000.

     The following table sets forth the information concerning the options exercised by the named executive officers during the year ended December 31, 1997, and the value of unexercised options as of December 31, 1997.

                                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                    AND FY-END OPTION/SAR VALUES

          (a)                (b)                  (c)                   (d)                  (e)
                                                                     Number of
                                                                    Securities             Value of
                                                                    Underlying           Unexercised
                                                                    Unexercised          In-the-Money
                                                                  Options/SARs at      Options/SARs at
                                                                    FY End (#)            FY End ($)
                       Shares Acquired                             Exercisable/          Exercisable/
     Name              on Exercise (#)    Value Realized ($)       Unexercisable        Unexercisable
------------------------------------------------------------------------------------------------------
Brian G. Larson            220,000            $1,975,000                30,000/0           $0/$0

Larry J. Davis             30,000              $288,750                220,000/0           $119,438/$0

Dan J. Johnson             30,000              $262,500                246,365/0           $181,536/$0

EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with its chief executive officer (CEO) and chief operating officer (COO) as of November 1997 and February 1998, respectively. These agreements have initial terms that expire December 31, 2000, and February 2, 1999, respectively, but renew automatically so there is always an unexpired one-year term. The employment agreements require devotion of the full business time of the executive to the Company, prohibit the executive from competing in any fashion with the Company during the term of the agreement and for one year subsequent to termination, and prohibit disclosure or use by the executive of trade secrets or other confidential information of the Company for a period of three years subsequent to termination.

     The employment agreements provide for annual compensation of $250,000 and $140,000 for the CEO and COO, respectively, plus certain guaranteed bonuses for 1998 only. Under the terms of the employment agreements, the salary for Mr. Cohen is subject to an annual increase as may be determined by the board of directors or the compensation committee of the Company. Bonuses in future years may be paid at the discretion of the board of directors or compensation committee based on performance.

     In connection with the execution of the employment agreements, the CEO was granted options to acquire 1,000,000 shares of common stock with an exercise price of between $3.60 and $6.50 per share. The COO was granted options to acquire 300,000 shares of common stock with an exercise price of $2.99 per share. The right to exercise such options vest in the executive with respect to 25% of the shares as of the date of grant and an additional 25% each year thereafter. The vesting of 112,500 of the options held by Mr. Cohen are based on him meeting certain performance criteria established by the Company in future years. The options expire, if not previously exercised, five years after vesting.

     In the event that the executive is disabled or dies during the term of his employment agreement, he is entitled to the better of (i) the benefits under any disability policy maintained by the Company; or (ii) his base salary for a period of 90 days.

     The employment agreements can be terminated by the Company for cause by showing that the executive has materially breached the terms of the employment agreement, that the executive, in the reasonable determination of the board of directors, has been grossly negligent or engaged in material willful or gross misconduct in the performance of his duties, or that the executive has committed or been convicted of fraud, embezzlement, theft, dishonesty, or other criminal conduct against the Company. On the sale or transfer of all or substantially all of the assets of the Company, the merger of the Company into another entity, the termination of the business of the Company, a change in control of the Company, or the continued breach by the Company of the employment agreement after 20 days written notice, the executive has the right to terminate the employment agreement. In the event of a termination of the employment agreement other than by the Company for cause, the executive will receive an amount equal to the amount of salary that would otherwise accrue to executive during the remaining employment period, except that in the case of the CEO, the amount will not be less than his base salary for a one-year period. In addition, the options held by the executive that had not previously vested, except those that are performance based, would immediately vest and become exercisable.

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

COMPENSATION OF DIRECTORS

     The Company compensates its outside directors for service on the board of directors by payment of a monthly fee of $1,000, payment of $2,000 for each board meeting attended, and reimbursement of expenses incurred in attending board meetings. The Company does not separately compensate its board members who are also employees of the Company for their service on the board. The Company adopted its 1996 Director Stock Option Plan pursuant to which each of the five then current directors received an option to acquire 200,000 shares of common stock of the Company at an exercise price of $7.00 per share. The right to exercise this option vests with respect to 25% of the shares as of the date of grant and an additional 25% of the shares on each succeeding anniversary of the grant provided that the individual holder is then a director of the Company. The exercise price of these options was fixed at the closing price of the Company's common stock of $7.00 per share on May 8, 1996, the day immediately preceding the adoption of the plan by the board of directors of the Company.
The options granted to Brian G. Larson, Larry J. Davis, and Dan J. Johnson were subject to the approval of the plan by the shareholders of the Company, which approval was obtained at the June 1997 annual meeting. The options granted to Messrs. Larson, Davis and Johnson were later cancelled in connection with their termination agreements. Because of a consulting agreement with STAT Associates, Inc., Mr. Hosker waived his monthly fee of $1,000 through September 30, 1996. (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

     In 1997, the board of directors appointed Mr. Hosker to act on behalf of the board in pursuing potential strategic relationships with companies in the petrochemical and chemical industries. This required a significant time commitment from Mr. Hosker over a period of several months. The board compensated Mr. Hosker for his time by delivering 15,135 shares of the Company's common stock with a then current value of $95,540.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Company does not have a compensation committee. Consequently, the entire board, other than the particular individual executive officer involved, participates in the setting of compensation for senior management. Prior to November 14, 1997, when they resigned from all positions with the Company, the executive officers who also served as directors were Brian G. Larson, Larry J. Davis, and Dan J. Johnson. On November 17, 1997, Andrew C. Bebbington became the Company's chief executive officer and was appointed to the board of directors. Recently, Jeffrey Cohen has been hired as the Company's chief operating officer and appointed as a member of the board.

     Subsequent to their termination as employees of the Company, Mr. Larson and Mr. Johnson exercised options to acquire 30,000 shares and 246,365 shares of common stock, respectively. Mr. Larson delivered a promissory note to the Company in the principal amount of $109,313 in connection with the exercise of his options and Mr. Johnson delivered a promissory note in the principal amount of $616,878 in connection with the exercise of his options. Mr.
Johnson had also earlier delivered a promissory note in the principal amount of $69,375 in connection with his exercise of an option to acquire 30,000 shares in June 1997. Each of the notes provide for interest of 8% to 8.5% per annum and payment in three annual installments of interest and one-third of th principal amount.

     Mr. Larson and Mr. Johnson also agreed to reimburse the Company for an aggregate of $247,766 in trust fund deposits made on their behalf with the Internal Revenue Service in connection with 200,000 shares of common stock issued to them pursuant to their termination agreements. The Company has withheld delivery of 68,352 shares of common stock to secure this obligation.


                        ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

     The following table sets forth, as of March 25, 1998, the number of shares of the Company's common stock, par value $0.001, held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director and of all officers and directors as a group.

                                                                     Amount and Nature of Ownership
                                                                 --------------------------------------
                                                                 Sole Voting and            Percent of
    Name of Person or Group                                      Investment Power(1)        Class(2)(3)
--------------------------------                                 -------------------        -----------
Principal Shareholders:

Larry J. Davis(4)                            Common Stock              735,338                   5.9%
10455 North Edinburgh                        Options                   220,000                   1.7%
Highland, Utah 84003                                                   -------
                                             Total                     955,338                   7.5%

Mellon Bank Corporation(5)                   Common Stock              775,000                   6.2%
One Mellon Bank Center
Pittsburgh, Pennsylvania 15258

Named Executive Officers
and Directors:

Andrew C. Bebbington(6)                      Common Stock                    0                     0%
                                             Options                 1,000,000                   7.4%
                                                                     ---------
                                             Total                   1,000,000                   7.4%

Jeffrey S. Cohen(7)                          Common Stock                1,000                     0%
                                             Options                   300,000                   2.3%
                                                                       -------
                                             Total                     301,000                   2.3%

William E. Hosker(8)                         Common Stock               27,135                   0.2%
                                             Options                    30,000                   0.2%
                                                                        ------
                                             Total                      57,135                   0.5%

Gerard L. Seelig(9)                          Common Stock                    0                     0%
                                             Options                   200,000                   1.6%
                                                                       -------
                                             Total                     200,000                   1.6%

All Officers and Directors                   Common Stock               31,957                   0.3%
as a Group (6 Persons)                       Options                 1,552,500                  11.0%
                                                                     ---------
                                             Total                   1,584,457                  11.3%

[FN]

(1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record, and each shareholder has sole voting and investment power.

(2) The percentages shown are based on 12,524,589 shares of common stock of the Company issued and outstanding as of March 25, 1998.

(3) The percentage ownership for the options held by the indicated individuals is based on an adjusted total of issued and outstanding shares giving effect only to the exercise of each individual's options.

(4) Mr. Davis was a co-founder of the Company and a prior executive officer and director. Mr. Davis resigned from these positions in November 1997. Mr. Davis is currently an employee of the Company.

(5) These shares are held by Mellon Bank Corporation and its subsidiaries, Mellon Bank, N.A. and The Dreyfus Corporation. The number of shares owned reflects the holdings of these entities as of January 20, 1998, the latest date for which the Company has information.

(6) The options held by Mr. Bebbington were granted to him in connection with his agreement to assume the positions of chief executive officer and a director of the Company. Options with respect to 250,000 shares are currently vested. The remainder will vest with respect to 250,000 shares on each of December 31, 1998, 1999, and 2000. The exercise price of the options ranges from $3.60 per share to $6.50 per share.

(7) The options held by Mr. Cohen were granted to him in connection with his agreement to become the chief operating officer and a director of the Company. Options with respect to 75,000 shares are currently vested. Options with respect to 37,500 shares will vest on each of December 31, 1998, 1999, and 2000. Options with respect to an additional 37,500 shares will vest on the same dates if Mr. Cohen meets certain performance criteria established by the Company in the future. The options have an exercise price of $2.99 per share.

(8) The number of shares indicated for Mr. Hosker includes 2,500 shares held by his wife. The options held by Mr. Hosker have an exercise price of $3.00 per share and were issued in exchange for the cancellation of options to acquire 200,000 shares at $7.00 per share granted to Mr. Hosker when he became a member of the board of directors.

(9) The option held by Mr. Seelig was granted to him in connection with his joining the board of directors. The option vests with respect to 50,000 shares annually and 100,000 shares are currently vested. The option has an exercise price of $7.00 per share.


1998 SERIES A PREFERRED STOCK

     In February 1998, the Company designated its 1998 Series A Preferred Stock consisting of 3,500 shares, par value $0.001 per share. All of these shares were issued, together with warrants to acquire common stock of the Company at an exercise price of $4.50 per share (the "$4.50 Warrants"), in a private placement to a limited number of individuals. The 1998 Series A Preferred Stock bears a dividend of 4% per annum. The shares of 1998 Series A Preferred Stock and accrued dividends are convertible at any time subsequent to 90 days after issuance into that number of shares calculated by dividing the sum of $1,000 plus any accrued but unpaid dividends by an amount equal to the lower of (i) $3.60, or (ii) 85% of the average of the closing price for the common stock for the ten trading days immediately preceding the notice of conversion.

     The following table sets forth, as of March 25, 1998, the number of shares of the 1998 Series A Preferred Stock held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's 1998 Series A Preferred Stock. None of such shareholders would hold 5% or more the Company's common stock if the 1998 Series A Preferred Stock was converted based on the closing price for the Company's common stock of $2.8125 on March 25, 1998, and the $4.50 Warrants held by such individuals were exercised.

                                                                     Amount and Nature of Ownership
                                                                 --------------------------------------
                                                                 Sole Voting and            Percent of
    Name of Person or Group                                      Investment Power(1)        Class(2)(3)
--------------------------------                                 -------------------        -----------
Principal Shareholders:

The Ace Foundation                           Preferred Stock              595                  17.0%
                                             $4.50 Warrants           119,000

BHSY Special Projects                        Preferred Stock           306.25                   8.8%
                                             $4.50 Warrants            61,250

Charles Kushner                              Preferred Stock              490                  14.0%
                                             $4.50 Warrants            98,000

Murray Kushner                               Preferred Stock              280                   8.0%
                                             $4.50 Warrants            56,000

Jules Norducht                               Preferred Stock              350                  10.0%
                                             $4.50 Warrants            70,000
                                             Common Stock              20,000

Wayne Saker                                  Preferred Stock              245                   7.0%
                                             $4.50 Warrants            49,000

Richard Stadmaur                             Preferred Stock              210                   6.0%
                                             $4.50 Warrants            42,000

[FN]

(1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record, and each shareholder has sole voting and investment power.

(2) Shows the percentage held of the 3,500 issued and outstanding shares of 1998 Series A Preferred Stock.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the course of the business of the Company, the two founders and principal shareholders of the Company have been required to guarantee certain obligations, including its principal line of credit. The Company's principal line of credit was placed with another financial institution in October 1996, which did not require personal guarantees.

     The Company entered into a Consulting Agreement dated March 19, 1996, with STAT Associates, Inc., a Delaware corporation owned and controlled by William E. Hosker, a director of the Company. The Agreement called for payments of $100,000 and the reimbursement of third-party expenses incurred on behalf of the Company. The Agreement contains confidentiality and noncompete provisions protecting the technology and business of the Company. In accordance with the terms of the Agreement, the consulting arrangement ended in September 1996. The Company entered into a separate consulting agreement with William E. Hosker in 1997 pursuant to which Mr. Hosker was issued 15,135 shares of common stock valued at $95,540.

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

EXHIBITS

                  SEC
Exhibit        Reference
  No.             No.                       Title of Document                              Location
-------        ---------       ----------------------------------------------       -----------------------
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

  4              (3)            Designation of Rights, Privileges, and               Exhibit to report on
                                Preferences of 1998 Series A Preferred Stock         Form 8-K dated
                                                                                     February 13, 1998*

  5              (3)            Bylaws                                               Registration Statement
                                                                                     filed on Form S-18,
                                                                                     Exhibit 5, SEC File
                                                                                     No. 33-3365-D*

  6              (4)            Form of Registration Rights Agreement                Exhibit to report on
                                                                                     Form 8-K dated
                                                                                     February 13, 1998*

  7              (4)            Form of $6.25 Warrant                                Exhibit to report on
                                                                                     Form 10-KSB for the
                                                                                     year ended
                                                                                     June 30, 1996*

  8              (4)            Form of $4.50 Warrant                                Exhibit to report on
                                                                                     Form 8-K dated
                                                                                     February 13, 1998*

  9              (10)           1987 Stock Option Plan of LarsonoDavis               Exhibit to report on
                                Incorporated, as amended                             Form 10-K for the year
                                                                                     ended June 30, 1988*

  10             (10)           1991 Employee Stock Award Plan of                    Exhibit to report on
                                LarsonoDavis Incorporated                            Form 10-K for the year
                                                                                     ended June 30, 1992*

  11             (10)           1991 Director Stock Option and Stock                 Exhibit to report on
                                Award Plan of LarsonoDavis                           Form 10-K for the year
                                Incorporated                                         ended June 30, 1992*

  12             (10)           Amended and Restated 1996 Director                   Exhibit to report on
                                Stock Option Plan                                    Form 10-Q for
                                                                                     the quarter ended
                                                                                     March 31, 1997*

  13             (10)           1997 Employee Stock Purchase Plan                    Exhibit to report on
                                                                                     Form 10-K for
                                                                                     the transitional
                                                                                     period ended
                                                                                     December 31, 1996*

  14             (10)           1997 Stock Option and Award Plan                     Exhibit to report on
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     March 31, 1997*

  15             (10)           Technology License, Assumption, and                  Exhibit to report on
                                Maintenance Agreement between                        Form 8-K/A dated
                                LarsonoDavis Incorporated and                        June 30, 1995*
                                Harris Miller Miller & Hanson, Inc.,
                                dated August 15, 1995

  16             (10)           Semiconductor Industry TOF Marketing                 Exhibit to report on
                                Agreement between Sensar Corporation                 Form 10-QSB dated
                                (subsidiary of LarsonoDavis Incorporated)            September 30, 1995*
                                and SAES Getters S.p.A.

  17             (10)           Product Development and Marketing                    Exhibit to report on
                                Agreement between LarsonoDavis                       Form 10-K for
                                Incorporated and System Sales                        the transitional
                                Representatives, Inc., dated                         period ended
                                September 25, 1996                                   December 31, 1996*

  18             (10)           Technical Information Agreement and                  Exhibit to report on
                                Patent License Agreement between                     Form 10-Q for the
                                LarsonoDavis Incorporated and                        quarter ended
                                Lucent Technologies, Inc.,                           June 30, 1997*
                                effective as of July 1, 1997

  19             (10)           Consulting Agreement between LarsonoDavis            Exhibit to report on
                                Incorporated and STAT Associates, Inc.,              Form 8-K dated
                                dated March 19, 1996                                 March 19, 1996*
  20             (10)           Executive Employment Agreement between               Exhibit to report on
                                LarsonoDavis Incorporated and Brian G.               Form 10-QSB dated
                                Larson, dated January 3, 1996                        March 31, 1996*

  21             (10)           Termination Agreement between                        Exhibit to report on
                                LarsonoDavis Incorporated and                        Form 10-Q for the
                                Brian G. Larson dated November 14, 1997              quarter ended
                                                                                     September 30, 1997*

  22             (10)           Executive Employment Agreement between               Exhibit to report on
                                LarsonoDavis Incorporated and Larry J.               Form 10-QSB dated
                                Davis, dated January 3, 1996                         March 31, 1996*

  23             (10)           Termination Agreement between                        Exhibit to report on
                                LarsonoDavis Incorporated and                        Form 10-Q for the
                                Larry J. Davis dated November 14, 1997               quarter ended
                                                                                     September 30, 1997*

  24             (10)           Executive Employment Agreement between               Exhibit to report on
                                LarsonoDavis Incorporated and Dan J.                 Form 10-QSB dated
                                Johnson, dated January 3, 1996                       March 31, 1996*

  25             (10)           Termination Agreement between                        Exhibit to report on
                                LarsonoDavis Incorporated and                        Form 10-Q for the
                                Dan J. Johnson dated November 14, 1997               quarter ended
                                                                                     September 30, 1997*

  26             (10)           Employment Agreement between                         Exhibit to report on
                                LarsonoDavis Incorporated and Craig E.               Form 10-K for
                                Allen, dated December 9, 1996                        the transitional
                                                                                     period ended
                                                                                     December 31, 1996*
  27             (10)           Executive Employment Agreement                       This Filing
                                between LarsonoDavis Incorporated
                                and Andrew Bebbington,
                                effective November 17, 1997

  28             (10)           Executive Employment Agreement                       This Filing
                                between LarsonoDavis Incorporated
                                and Jeffrey Cohen, dated February 2, 1998

  29             (10)           Agreement to Issue Warrants to                       Exhibit to report on
                                Congregation Ahavas Tzdokah Z'Chesed                 Form 8-K dated
                                dated May 15, 1996                                   May 15, 1996*

  30             (10)           Agreement to Issue Warrants to Ezer                  Exhibit to report on
                                Mzion Organization                                   Form 8-K dated
                                dated May 15, 1996                                   May 15, 1996*

  31             (10)           Form of Agreement to Issue Warrants to               Exhibit to report on
                                Laura Huberfeld and Naomi Bodner                     Form 8-K dated
                                dated May 15, 1996                                   May 15, 1996*

  32             (10)           Form of Agreement to Issue Warrants to               Exhibit to report on
                                Jeffrey Rubin, Lenore Katz, Robert Cohen,            Form 8-K dated
                                Jeffrey Cohen, Allyson Cohen, and                    May 15, 1996*
                                Shawn Zimberg dated May 15, 1996

  33             (10)           Agreement to Issue Warrants entered into             Exhibit to report on
                                between LarsonoDavis Incorporated and                Form 8-K dated
                                Connie Lerner, dated May 29, 1996                    May 28, 1996*

  34             (10)           Agreement to Issue Warrants to                       Exhibit to:  report on
                                Congregation Ahavas Tzdokah Z'Chesed                 Form 10-K for
                                dated January 9, 1997, as amended                    the transitional
                                April 16, 1997, June 5, 1997, and                    period ended
                                November 14, 1997                                    December 31, 1996*;
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     March 31, 1997*;
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     June 30, 1997*; and
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     September 30, 1997*

  35             (10)           Agreement to Issue Warrants to Ezer                  Exhibit to:  report on
                                Mzion Organization dated January 9, 1997,            Form 10-K for
                                as amended April 16, 1997, June 5, 1997,             the transitional
                                and November 14, 1997                                period ended
                                                                                     December 31, 1996*;
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     March 31, 1997*;
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     June 30, 1997*; and
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     September 30, 1997*

  36             (10)           Agreement to Issue Warrants to                       Exhibit to:  report on
                                Laura Huberfeld and Naomi Bodner                     Form 10-K for
                                dated January 9, 1997, as amended                    the transitional
                                April 16, 1997, June 5, 1997, and                    period ended
                                November 14, 1997                                    December 31, 1996*;
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     March 31, 1997*;
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     June 30, 1997*; and
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     September 30, 1997*

  37             (10)           Agreement to Issue Warrants to                       Exhibit to:  report on
                                Connie Lerner, dated January 9, 1997,                Form 10-K for
                                as amended April 16, 1997, June 5, 1997,             the transitional
                                and November 14, 1997                                period ended
                                                                                     December 31, 1996*;
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     March 31, 1997*;
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     June 30, 1997*; and
                                                                                     Form 10-Q for the
                                                                                     quarter ended
                                                                                     September 30, 1997*

                                Agreements relating to research and
                                development work performed by the
                                Company in 1983 for two unrelated
                                funding entities:

  38             (10)           (a) License Option Agreement between                 Exhibit to report on
                                    LarsonoDavis Laboratories and                    Form 10-K for the year
                                    LDL Research and Development,                    ended June 30, 1988*
                                    Ltd., dated August 31, 1983

  39             (10)           (b) Cross License Option between                     Exhibit to report on
                                    LarsonoDavis Laboratories and                    Form 10-K for the year
                                    LDL Research and Development II,                 ended June 30, 1988*
                                    Ltd., dated November 21, 1983

  40             (16)           Letter from Peterson, Siler & Stevenson              Exhibit to report on
                                regarding change in certifying accountants           Form 8-K dated
                                                                                     January 23, 1996*

  41             (21)           Subsidiaries of LarsonoDavis Incorporated            Exhibit to report on
                                                                                     Form 10-KSB for the
                                                                                     year ended
                                                                                     June 30, 1996*

  42             (23)           Consent of Peterson, Siler & Stevenson               This Filing
                                (now known as Pritchett, Siler & Hardy, P.C.)

  43             (23)           Consent of Grant Thornton LLP                        This Filing

  44             (27)           Financial Data Schedule                              This Filing


  45             (27)           Amended and Restated Financial Data                  This Filing
                                Schedule for the period ended
                                June 30, 1996

[FN]

*Incorporated by reference

REPORTS ON FORM 8-K

     During the last quarter of the fiscal year ended December 31, 1997, the Company did not file any reports on Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         LARSONoDAVIS INCORPORATED


Dated:  March 27, 1998                   By   /s/ Andrew Bebbington
                                           Andrew Bebbington, President
                                           (Principal Executive Officer)


Dated:  March 27, 1998                   By   /s/ Craig Allen
                                           Craig Allen, Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  March 27, 1998                   By   /s/ Andrew Bebbington
                                           Andrew Bebbington, Director


Dated:  March 20, 1998                   By   /s/ William E. Hosker
                                           William E. Hosker, Director


Dated:  March 27, 1998                   By   /s/ Gerard L. Seelig
                                           Gerard L. Seelig, Director


Dated:  March 27, 1998                   By   /s/ Jeffrey Cohen
                                           Jeffrey Cohen, Director





                   LarsonoDavis Incorporated and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
Financial Statements:

    Report of Grant Thornton LLP, independent certified public accountants
        on the December 31, 1997 and 1996, and June 30, 1996 financial statements       F-2

    Report of Pritchett, Siler & Hardy, independent certified public accountants
        on the June 30, 1995 financial statements                                       F-3

Consolidated financial statements:

    Consolidated Balance Sheets as of December 31, 1997 and 1996,
        and June 30, 1996                                                               F-4

    Consolidated Statements of Operations for the year ended
        December 31, 1997, for the six months ended December 31, 1996,
        and for the years ended June 30, 1996 and 1995                                  F-6

    Consolidated Statements of Stockholders' Equity for the year ended
        December 31, 1997, for the six months ended December 31, 1996,
        and for the years ended June 30, 1996 and 1995                                  F-7

    Consolidated Statements of Cash Flows for the year ended
        December 31, 1997, for the six months ended December 31, 1996,
        and for the years ended June 30, 1996 and 1995                                  F-9

    Notes to Consolidated Financial Statements                                          F-10


All financial statement schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or the Notes thereto.



                            REPORT OF INDEPENDENT

                         CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
LarsonoDavis Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of LarsonoDavis Incorporated and Subsidiaries as of December 31, 1997 and 1996, and June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997, for the six months ended December 31, 1996 and for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LarsonoDavis Incorporated and Subsidiaries as of December 31, 1997 and 1996, and June 30, 1996, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1997, for the six months ended December 31, 1996, and for the year ended June 30, 1996, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Provo, Utah
February 20, 1998


                         INDEPENDENT AUDITORS' REPORT

Board of Directors
LarsonoDavis Incorporated and Subsidiaries
Provo, Utah


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of LarsonoDavis Incorporated and Subsidiaries for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of LarsonoDavis Incorporated and Subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles.



PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
August 4, 1995

                   LarsonoDavis Incorporated and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                 December 31,
                                                       ------------------------------        June 30,
                                                            1997             1996              1996
                                                       -------------    -------------     -------------
CURRENT ASSETS
 Cash and cash equivalents                             $   1,212,473    $   2,696,542     $   3,922,660
 Trade accounts receivable, net of
   allowance for doubtful accounts (Note H)                2,215,945        2,598,582         2,332,417
 Inventories (Notes D and H)                               2,631,562        4,096,445         2,923,650
 Other current assets                                        100,460          130,096           502,211
                                                       -------------    -------------     -------------
      Total current assets                                 6,160,440        9,521,665         9,680,938

PROPERTY AND EQUIPMENT,
 net of accumulated depreciation
 and amortization (Notes B, E, H and I)                    2,165,467        1,815,455         1,610,473

ASSETS UNDER CAPITAL
 LEASE OBLIGATIONS,
 net of accumulated amortization (Note I)                    681,576          613,675           356,255

LONG-TERM CONTRACTUAL
 ARRANGEMENT, net of
 accumulated cost recoveries
 (Notes B and S)                                              87,500        2,872,014         2,978,014

INTANGIBLE ASSETS, net of
 accumulated amortization
 (Notes B, F, H and T)                                     3,100,447        5,083,712         5,143,348
                                                       -------------    -------------     -------------
                                                       $  12,195,430    $  19,906,521     $  19,769,028
                                                       =============    =============     =============

The accompanying notes are an integral part of these financial statements.


                   LarsonoDavis Incorporated and Subsidiaries

                                              CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31,                 June 30,
                                                                 -------------------------------     -------------
                                                                       1997              1996              1996
                                                                 --------------    -------------     -------------
CURRENT LIABILITIES
 Lines of credit (Note H)                                        $    1,198,766    $   1,033,018     $   1,302,306
 Accounts payable                                                     1,080,624          902,926           581,377
 Accrued liabilities (Note G)                                         1,518,147          764,393           767,254
 Current maturities of long-term debt (Note I)                           50,729           91,902           209,808
 Current maturities of capital lease
   obligations (Note I)                                                 218,649          159,515            95,500
                                                                 --------------    -------------     -------------
      Total current liabilities                                       4,066,915        2,951,754         2,956,245
LONG-TERM DEBT
 less current maturities (Note I)                                       716,697          759,709           778,835
CAPITAL LEASE OBLIGATIONS,
 less current maturities (Note I)                                       558,815          523,185           357,171
                                                                 --------------    -------------     -------------
      Total liabilities                                               5,342,427        4,234,648         4,092,251
                                                                 --------------    -------------     -------------
COMMITMENTS AND CONTINGENCIES (Notes H, I, L, O and P)
                                                                             -                -                 -
STOCKHOLDERS' EQUITY
 (Notes B, M, N, O, T and V)
 Preferred stock, $.001 par value; authorized 10,000,000
   shares; issued and outstanding zero shares at December 31,
   1997 and 200,000 shares at December 31, 1996 and June 30,
   1996                                                                      -               200               200
 Common stock, $.001 par value; authorized 290,000,000 shares;
   issued and outstanding 12,125,393 shares at December 31,
   1997, 10,717,790 shares at December 31, 1996, and
   10,258,406 shares at June 30, 1996                                    12,125           10,718            10,258
 Additional paid-in capital                                          26,097,332       19,999,375        18,402,999
 Accumulated deficit                                                (19,251,591)      (4,418,780)       (2,752,360)
 Note receivable from exercise of options                               (69,375)              -                 -
 Cumulative foreign currency translation adjustments                     64,512           80,360            15,680
                                                                 --------------    -------------     -------------
      Total stockholders' equity                                      6,853,003       15,671,873        15,676,777
                                                                 --------------    -------------     -------------
                                                                 $   12,195,430    $  19,906,521     $  19,769,028
                                                                 ==============    =============     =============

The accompanying notes are an integral part of these financial statements.


                                    LarsonoDavis Incorporated and Subsidiaries

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Year           Six months
                                                     ended              ended                  Year ended June 30,
                                                  December 31,       December 31,       --------------------------------
                                                      1997               1996                1996              1995
                                                ---------------    ----------------     --------------    --------------
Net sales (Note Q)                              $     8,313,328    $      4,889,280     $    8,255,607    $    6,515,830
                                                ---------------    ----------------     --------------    --------------
Cost and operating expenses
 Cost of sales                                        6,074,883           2,177,304          3,407,613         1,916,413
 Research and development                             4,860,993           1,734,911          2,149,384           708,679
 Selling, general and administrative                  6,019,282           2,534,643          3,922,976         3,131,938
 Unusual and nonrecurring charges (Note B)            5,937,355                  -                  -                 -
                                                ---------------    ----------------     --------------    --------------
                                                     22,892,513           6,446,858          9,479,973         5,757,030
                                                ---------------    ----------------     --------------    --------------
Operating profit (loss)                             (14,579,185)         (1,557,578)        (1,224,366)          758,800
                                                ---------------    ----------------     --------------    --------------
Other income (expense)
 Interest income                                        140,870              59,638             12,320             7,302
 Interest expense                                      (301,411)           (154,440)          (447,907)         (301,402)
 Other, net                                             (78,085)              8,460            (46,295)           (6,189)
                                                ---------------    ----------------     --------------    --------------
                                                       (238,626)            (86,342)          (481,882)         (300,289)
                                                ---------------    ----------------     --------------    --------------
Income (loss) from continuing operations            (14,817,811)         (1,643,920)        (1,706,248)          458,511

Loss from discontinued operations, net of
 income taxes (Note S)                                       -                   -                  -           (770,128)
                                                ---------------    ----------------     --------------    --------------
      Net loss                                  $   (14,817,811)   $     (1,643,920)    $   (1,706,248)   $     (311,617)
                                                ===============    ================     ==============    ==============

Earnings (loss) per
 common share (Note K)
 Basic
   Income (loss) from
     continuing operations                      $        (1.29)    $         (0.16)     $       (0.21)    $        0.08
   Net loss                                              (1.29)              (0.16)             (0.21)            (0.05)
 Diluted
   Income (loss) from
     continuing operations                               (1.29)              (0.16)             (0.21)             0.07
   Net loss                                              (1.29)              (0.16)             (0.21)            (0.05)
Weighted average common and common equivalent
 shares
 Basic                                               11,507,701          10,410,820          8,138,722         6,100,992
 Diluted                                             11,507,701          10,410,820          8,138,722         6,227,707

The accompanying notes are an integral part of these financial statements.


                   LarsonoDavis Incorporated and Subsidiaries

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  Year ended December 31, 1997, six months ended December 31, 1996 and years ended June 30, 1996 and 1995

                                                                                               Note      Cumulative
                                                                                            receivable    foreign
                        Preferred stock         Common stock       Additional   Accumu-        from       currency
                       ------------------   --------------------    paid-in      lated        exercise   translation
                        Shares    Amount     Shares     Amount      capital     deficit     of options   adjustments     Total
                       --------- --------   ---------  ---------  ----------- ----------   -----------  ------------ -----------

Balances at July 1,
 1994                       -    $     -    5,827,249  $   5,827  $5,663,650  $ (685,745)  $        -   $    3,413   $ 4,987,145

Shares issued upon
 exercise of options
 (Note O)                   -          -       19,325         19      42,896          -             -           -         42,915

Shares issued in
 various private
 placements (Note N)        -          -      614,000        614     990,729          -             -           -        991,343

Shares issued for
 services rendered
 (Note N)                   -          -       98,905         99     209,039          -             -           -        209,138

Preferred shares
 issued for payment
 of a note payable
 (Note M)              200,000        200          -          -      499,800          -             -           -        500,000

Equity adjustment for
 translation of
 foreign currency           -          -           -          -           -           -             -       (7,434)       (7,434)

Net loss for the year       -          -           -          -           -     (311,617)           -           -       (311,617)
                       --------- --------  ----------  ---------  ----------  -----------  ----------   ----------   -----------
Balances at June 30,
 1995                  200,000        200   6,559,479      6,559   7,406,114    (997,362)           -       (4,021)    6,411,490

Shares issued upon
 exercise of options
 (Note O)                   -          -       61,117         61     142,644          -             -           -        142,705

Shares issued on
 exercise of warrants
 (Note O)                   -          -    3,000,000      3,000   9,124,282          -             -           -      9,127,282

Shares issued for
 payment of interest
 on debt (Note N)           -          -       16,483         17      42,244          -             -           -         42,261

Shares issued for
 services rendered
 (Note N)                   -          -       34,940         35     178,355          -             -           -        178,390

Shares issued in
 Sensar acquisition
 (Note T)                   -          -      586,387        586   1,509,360          -             -           -      1,509,946

Equity adjustment for
 translation of
 foreign currency           -          -           -          -           -           -             -       19,701        19,701

Preferred dividends         -          -           -          -           -      (48,750)           -           -        (48,750)

Net loss for the year       -          -           -          -           -   (1,706,248)           -           -     (1,706,248)
                       --------- --------   ---------  ---------  ----------- ----------   -----------  ------------ -----------
Balances at June 30,
 1996                  200,000        200  10,258,406     10,258  18,402,999  (2,752,360)           -       15,680    15,676,777

Shares issued in
 Sensar acquisition
 (Note T)                   -         -       31,336          31      80,659          -            -            -         80,690

Shares issued for
 services rendered
 (Note N)                   -         -          548           1       5,000          -            -            -          5,001

Shares issued upon
 exercise of options
 (Note O)                   -         -       52,500          53     368,770          -            -            -        368,823

Shares issued on
 exercise of warrants
 (Note O)                   -         -      375,000         375   1,141,947          -            -            -      1,142,322

Equity adjustment for
 translation of
 foreign currency           -         -           -           -           -           -            -        64,680        64,680

Preferred dividends         -         -           -           -           -      (22,500)          -            -        (22,500)

Net loss for the
 period                     -         -           -           -           -   (1,643,920)          -            -    (1,643,920)
                       --------- --------  ----------  ---------  ----------  -----------  ----------   ----------   -----------
Balances at
 December 31, 1996     200,000       200   10,717,790     10,718  19,999,375  (4,418,780)          -        80,360   15,671,873

Shares issued for
 services rendered
 (Note N)                   -         -       54,849          55     262,104          -            -            -       262,159

Shares issued upon
 exercise of options
 (Note O)                   -         -      217,631         218     115,407          -       (69,375)          -        46,250

Shares surrendered in
 payment of advance
 (Note N)                   -         -       (1,739)         (2)     (9,998)         -            -            -       (10,000)

Shares purchased
 under employee stock
 purchase plan
 (Note O)                   -         -       15,407          15      83,986          -            -            -        84,001

Shares issued on
 exercise of warrants
 (Note O)                   -         -      862,613         862   4,496,517          -            -            -     4,497,379

Shares issued to
 former executives
 (Note B)                   -         -      200,000         200   1,149,800          -            -            -     1,150,000

Conversion of
 preferred stock      (200,000)     (200)     58,842          59         141          -            -            -            -
 (Note M)

Equity adjustment for
 translation of
 foreign currency           -         -           -           -           -           -            -       (15,848)     (15,848)

Preferred dividends         -         -           -           -           -      (15,000)          -            -       (15,000)

Net loss for the year       -         -           -           -           -   (14,817,811)         -            -    (14,817,811)
                       --------- --------  ----------  ---------  ----------  -----------  ----------   ----------   -----------
Balances at
 December 31, 1997          -    $    -    12,125,393  $  12,125  $6,097,332  (19,251,591) $  (69,375)  $   64,512   $ 6,853,003
                       ========= ========  ==========  =========  ==========  ===========  ==========   ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                                    LarsonoDavis Incorporated and Subsidiaries

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year ended     Six months ended        Year ended June 30,
                                                          December 31,      December 31,       --------------------------
                                                              1997              1996              1996           1995
                                                          ------------    ----------------     -----------   ------------
Increase (decrease) in cash and cash equivalents

Net cash provided by (used in) operating
 activities (Note U)                                       (5,122,057)     (1,944,738)          (2,019,944)        33,604
                                                          -----------     -----------          -----------   ------------
Cash flows from investing activities
 Purchase of property and equipment                        (1,041,383)       (421,573)            (560,861)      (449,917)
 Proceeds from sale of assets                                  44,543          35,900               49,543         59,477
 Purchase of stock of Sensar Corporation                           -               -            (1,184,069)            -
 Purchase of technology                                            -          (25,233)            (414,991)    (1,235,229)
 Proceeds from long-term contractual arrangement              265,646         106,000              157,762             -
 Patent acquisition costs                                    (123,017)         (5,215)            (125,577)            -
                                                          -----------     -----------          -----------   ------------
          Net cash used in investing activities              (854,211)       (310,121)          (2,078,193)    (1,625,669)
                                                          -----------     -----------          -----------   ------------
Cash flows from financing activities
 Net change in lines of credit                                165,748        (269,288)            (916,881)       427,687
 Proceeds from long-term obligations                           68,571              -               679,366         56,656
 Principal payments of long-term debt                        (152,756)       (137,032)            (855,383)      (230,293)
 Net proceeds from issuance of common stock
   and exercise of options and warrants                     4,627,630       1,493,489            9,269,987      1,023,688
 Principal payments on capital
   lease obligations                                         (186,146)       (100,608)            (170,538)       (67,205)
 Preferred dividends                                          (15,000)        (22,500)             (48,750)            -
 Increase (decrease) in bank overdraft                             -               -               (40,039)        40,039
                                                          -----------     -----------          -----------   ------------
          Net cash provided by
           financing activities                             4,508,047         964,061            7,917,762      1,250,572
                                                          -----------     -----------          -----------   ------------
Effect of exchange rates on cash                              (15,848)         64,680               19,701         (7,434)
                                                          -----------     -----------          -----------   ------------
Net increase (decrease) in cash
 and cash equivalents                                      (1,484,069)     (1,226,118)           3,839,326       (348,927)

Cash and cash equivalents at
 beginning of period                                        2,696,542       3,922,660               83,334        432,261
                                                          -----------     -----------          -----------   ------------
Cash and cash equivalents at
 end of period                                            $ 1,212,473     $ 2,696,542          $ 3,922,660     $   83,334
                                                          ===========     ===========          ===========   ============

   The accompanying notes are an integral part of these financial statements.


           Larson.Davis Incorporated and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     December 31, 1997 and 1996, and June 30, 1996 and 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   1. Business activity and principles of consolidation

   Larson Davis Incorporated (the Company) is primarily engaged in the design, development, manufacture, and marketing of analytical instruments. The Company sells its measurement instruments to private industries and governmental agencies for both industrial and research applications. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries; LarsonoDavis Laboratories Corporation, Sensar Corporation, and Larson Davis Ltd. (a UK Corporation). All significant intercompany transactions and accounts have been eliminated in consolidation.

   2. Revenue recognition

   The Company recognizes revenues on the majority of its product sales and services at the time of product delivery or the rendering of services. Significant future obligations or contingencies such as satisfaction of customer mandated performance criteria, unilateral rights to return products, etc. delay revenue recognition until the obligation is satisfied or contingency resolved. Cost of insignificant obligations are accrued when revenue is recognized.

   3. Depreciation and amortization

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

   5. Cash and cash equivalents

   For purposes of the financial statements, the Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

   6. Inventories

   Inventories consisting of raw materials, work-in process, and finished goods are stated at the lower of cost or market. During 1997, the Company changed its method of determining the cost of inventory from the average cost method to the first-in, first-out (FIFO) method. The effect of the change was not material. Prior to the change, the Company used the average cost method, which approximated the first-in-first-out method.

   7. Earnings (loss) per common share

   The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 established new standards for computing and presenting earnings per share
   (EPS). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. The EPS for all prior periods have been restated as required by SFAS No. 128.

   8. Research and development costs

   The Company conducts research and development to develop new products and product improvements. Research and development costs have been charged to expense as incurred.

   9. Concentrations of credit risk

   The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents and trade receivables.
   The Company maintains its cash and cash equivalents principally at one major financial institution. Cash equivalents are invested through a daily repurchase agreement with the financial institution. The agreement provides for the balance of available funds to be invested in an undivided interest in one or more direct obligations of, or obligations that are fully guaranteed as to principal and interest by, the United States Government, or an agency thereof. These securities are not a deposit and are not insured by the Federal Deposit Insurance Corporation.

   At December 31, 1997, one customer represents 19% of accounts receivable and no other customers represent more than 10% of accounts receivable. Otherwise, concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic regions and industries. The Company reviews customers' credit histories before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

   10. Intangible assets

   The Company capitalizes costs incurred to acquire product technology and patents. The amounts are amortized on the straight-line method over the estimated useful life or the terms of the respective technology or patent, whichever is shorter. The original estimated useful lives range from 5 to 15 years.

   The Company capitalizes costs incurred to develop software after technological feasibility has been established. Amortization of these costs is calculated using the greater of the amount computed using (a) the ratio of current gross sales to the total current and anticipated future gross sales or (b) the straight-line method over original estimated useful lives of 5 to 10 years. Software development costs capitalized for the year ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, were $0, $25,233, $77,984, and $570,873, respectively.

   The Company capitalized as goodwill, the excess acquisition costs over the fair value of the net assets acquired, in connection with the purchase of a subsidiary, which costs are being amortized on the straight-line method over 10 years.

   On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded. During 1997, certain adjustments were recognized for the impairment of intangible assets. See Note B.

   11. Translation of foreign currencies

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

   12. Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are the allowance for doubtful accounts, the allowance for inventory overstock or obsolescence, and the estimated useful lives of property and equipment and intangible assets. Additionally, certain estimates which are affected by expected future gross revenues or royalty receipts are capitalized software costs, the long-term contractual arrangement and patents on proprietary technology. On an ongoing basis, management reviews such estimates, and if necessary, makes changes to them. The effect of changes in estimates are reflected in the financial statements in the period of the change. Management believes the estimates used in determining carrying values of assets as of the respective balance sheet dates were reasonable at the dates the estimates were made. During 1997, adjustments to certain estimates were recognized. See Note B.

   13. Fair value of financial instruments

   The estimated fair value of financial instruments is not presented because, in management's opinion, the carrying amounts and estimated fair values of financial instruments in the accompanying consolidated balance sheets, with the exception of the long-term contractual arrangement, is not materially different. In the past, it has not been practicable to estimate the fair value of the long-term contractual arrangement, since its value was dependent on the future revenues of an unrelated entity, which was not readily determinable by the Company. However, recent events have caused management to believe that this asset has been impaired and appropriate adjustments have been made to the carrying value of the asset. See Note B.

   14. Stock options

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, because the exercise price of the Company's share options equals or exceeds the market price of the underlying shares on the date of grant, the Company does not recognize any compensation expense.

   15. Recently issued Statements of Financial Accounting Standards

   In June 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of financial statements for earlier periods provided for comparative purposes required. Adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statements.

   In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 will not have an effect on the Company's financial position or results of operations, but will result in disclosures about the Company's products and services not previously required.

NOTE B - UNUSUAL AND NONRECURRING CHARGES

   In the fourth quarter of 1997, the Company recognized unusual and nonrecurring charges as follows:

Restructuring charges:
 Termination settlements with former executives
   and employees, and other related costs               $ 1,471,870
 Write down of assets:
   Intangible assets                                      1,649,373
   Property and equipment                                    75,878
                                                        -----------
      Total restructuring charges                         3,197,121
                                                        -----------
Impairment charges:
 Long-term contractual arrangement                        2,556,903
 Other impairment charge                                    183,331
                                                        -----------
      Total impairment charges                            2,740,234
                                                        -----------
      Total unusual and nonrecurring charges            $ 5,937,355
                                                        ===========

   1. Restructuring charges

   In November 1997, the Company announced the restructuring of its executive management team. The board of directors appointed Andrew Bebbington as the new chief executive officer and as a member of the board of directors. In connection with the appointment of the new chief executive officer, the board accepted the resignation of three members of the executive management team, including the former chief executive officer and the former vice-president of product development, and the former chief financial officer, all of whom also served as members of the board of directors. The former vice-president of product development subsequently entered into an employment arrangement to provide his services as a scientist and engineer in connection with the ongoing development of the Company's technologies. In conjunction with their resignation, these former executives entered into termination agreements with the Company which provided for, among other things, the issuance of an aggregate of 200,000 shares of common stock, the surrender of options to acquire an aggregate of 1,425,000 shares of common stock at prices ranging from $4.25 to $7.00 per share, the cancellation of the balance of each of their five-year employment contracts, and three months of severance pay.

   Under the direction of the new chief executive officer, and with the endorsement of the outside board members, an evaluation was made of existing research and development projects, marketing arrangements, manufacturing processes, the products offered, licensing agreements, and the overall cost structure of the Company. As a result of this evaluation, additional restructuring steps were recommended and approved by the board of directors in December 1997. These additional steps have been implemented and have resulted in a reduction of personnel, the closure of the UK subsidiary, the discontinuance of certain peripheral business activities, and a new focus on a revised strategic direction for the Company. The narrowed focus on certain elements of the strategic direction of the Company is expected to result in the earlier commercialization of certain technologies and the revitalization of the existing product line. The changes in strategic direction also resulted in the discontinuance or de-emphasis of certain other projects. As a result of the changes in the direction of the Company, the carrying values of certain intangible assets and property and equipment have been impaired and associated losses recognized. Additionally, largely as a result of the change in strategic direction, certain inventories have been rendered obsolete or overstocked. Accordingly, a write down in the carrying value of inventories in the amount of $614,000 has been recognized and is included in cost of sales.

   2. Impairment charges

   In December 1997, certain events occurred which caused management to question the recoverability of the carrying costs of the long-term contractual arrangement created as a result of the discontinuation of a business. See Note S for details of this arrangement. The carrying value of this asset is dependent on the future revenue stream derived from the sale of environmental noise monitoring systems. This market has become increasingly competitive forcing a probable renegotiation of this contract. The carrying value of this asset at December 31, 1997 has been reduced to $87,500, management's estimate of the current value of the asset, and an impairment loss of $2,556,903 has been recognized.

   The unusual and nonrecurring charges include noncash elements of approximately $5,615,000. The current or future cash requirements are approximately $322,000, of which approximately $220,000 was paid prior to December 31, 1997.

   In addition to the write down of inventories, referred to above, the Company recognized other adjustments and significant expenses in the fourth quarter of 1997. The most significant of these adjustments included in the fourth quarter were adjustments related to increases in the estimated provision for warranty work, adjustments to inventories related to the absorption of labor and overhead into cost of sales, and the reversal of the sales revenue for two instruments pending final acceptance by the customer. Other material expenses recorded in the fourth quarter that affect the comparability between quarters include significant costs incurred towards the development of the new time-of-flight mass spectrometry and the supercritical fluid chromatography products and costs associated with the recruitment and relocation of the new chief executive officer.

NOTE C - CHANGE IN FISCAL YEAR END

   On January 23, 1997, the Board of Directors of the Company approved a change of its fiscal year end from June 30, to December 31, effective December 31, 1996. The following is selected financial data for the year ended December 31, 1997 and the comparable twelve months ended December 31, 1996, which includes the six month transition period ended December 31, 1996.

                                                 1997              1996
                                            -------------     -------------
                                                               (unaudited)
Net sales                                   $   8,313,328     $   8,992,614
                                            -------------     -------------
Costs and operating expenses
 Cost of sales                                  6,074,883         4,469,351
 Research and development                       4,860,993         3,055,705
 Selling, general and administrative            6,019,282         4,643,721
 Unusual and nonrecurring charges               5,937,355                -
                                            -------------     -------------
                                               22,892,513        12,168,777
                                            -------------     -------------
Operating loss                                (14,579,185)       (3,176,163)

Other income (expense), net                      (238,626)         (393,936)
                                            -------------     -------------
Net loss                                    $ (14,817,811)    $  (3,570,099)
                                            =============     =============
Loss per common share                               (1.29)    $       (0.38)
                                            =============     =============


NOTE D - INVENTORIES

   Inventories consist of the following:

                               December 31,
                      ----------------------------      June 30,
                           1997            1996           1996
                      ------------    ------------    ------------

Raw materials         $  1,127,335    $  1,276,413    $  1,129,835
Work in process            700,055       1,398,229         680,972
Finished goods             804,172       1,421,803       1,112,843
                      ------------    ------------    ------------
                      $  2,631,562    $  4,096,445    $  2,923,650
                      ============    ============    ============

   During the fourth quarter of 1997, the Company made certain changes in estimates related to excess and obsolete inventories in the amount of $614,000, principally related to write downs associated with the restructuring of the operations and changes in strategic direction of the Company. Prior to the change in strategic direction, the Company's practice was to write off inventory directly to cost of sales as it was identified as being obsolete, the amounts of which were not material to the financial statements.

NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment and estimated useful lives are as follows:


                                                       December 31,
                                             ------------------------------       June 30,
                                    Years         1997             1996             1996
                                    -----    -------------    -------------     -------------

Land                                  -      $      25,000    $      25,000     $      25,000
Buildings and improvements          5-30         1,109,412          984,965           966,969
Machinery and equipment             3-10         1,710,082        2,426,317         2,249,482
Furniture and fixtures              3-10           631,401          529,221           386,644
                                             -------------    -------------     -------------
                                                 3,475,895        3,965,503         3,628,095
Less accumulated depreciation
 and amortization                               (1,310,428)      (2,150,048)       (2,017,622)
                                             -------------    -------------     -------------
                                             $   2,165,467    $   1,815,455     $   1,610,473
                                             =============    =============     =============


NOTE F - INTANGIBLE ASSETS

   Intangible assets consist of acquired technology, capitalized software development costs, goodwill, and patents. The long-term value of these assets is connected to the application of technologies and software costs to viable products which management believes can be successfully marketed by the Company. On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded. During 1997, the carrying value of certain intangible assets was adjusted to better reflect management's current expectations for the realizability of these assets. The principal adjustment relates to the write off of capitalized software formerly expected to be used in certain future products, but that are now not expected to be developed under new management. See Note B. Management believes current and projected sales levels of its existing and planned products will support the carrying costs of the assets, as adjusted.

   The following is a summary of intangible assets:

                                                       December 31,
                                             -----------------------------       June 30,
                                                 1997             1996             1996
                                             ------------    -------------     -------------

Acquired technology                          $  3,364,326    $   3,621,730     $   3,588,793
Capitalized software development costs            189,920        1,932,333         1,907,101
Goodwill                                               -           142,277           142,277
Patents                                           262,248          139,229           134,015
                                             ------------    -------------     -------------
                                                3,816,494        5,835,569         5,772,186
Less accumulated amortization                    (716,047)        (751,857)         (628,838)
                                             ------------    -------------     -------------
                                             $  3,100,447    $   5,083,712     $   5,143,348
                                             ============    =============     =============


NOTE G - ACCRUED LIABILITIES

      Accrued liabilities are composed of the following:

                                    December 31,
                            ----------------------------        June 30,
                                1997            1996              1996
                            ------------    ------------     -------------

Accrued compensation        $    516,271    $    326,364     $    338,385
Customer deposits                201,816         253,500               -
Payable to officers                   -               -           105,000
Payroll taxes                    166,798          90,622           78,605
Royalties                        163,730          19,732           13,461
Warranty                         216,930              -                -
Other                            252,602          74,175          231,803
                            ------------    ------------     ------------
                            $  1,518,147    $    764,393     $    767,254
                            ============    ============     ============


NOTE H - LINES OF CREDIT

   Lines of credit are as follows:

                                                           December 31,
                                                  ---------------------------       June 30,
                                                      1997           1996            1996
                                                  ------------   ------------    ------------
Prime plus 2.5% (11% at
 December 31, 1997) revolving line of credit;
 maximum available of $3,000,000; commitment
 fee equal to .50% per annum of the unused
 amount; collateralized by inventories, trade
 accounts receivable, equipment, and intangible
 assets; due
 September 30, 2000 (A)                           $  1,198,766   $  1,033,018    $         -

Prime plus 2.75% revolving line of credit;
 maximum available of $2,400,000;
 collateralized by trade accounts receivable
 and inventories; paid and terminated in
 October 1996                                               -              -        1,302,306
                                                  ------------   ------------    ------------
                                                  $  1,198,766   $  1,033,018    $  1,302,306
                                                  ============   ============    ============


   (A) At December 31, 1997, the outstanding line of credit contains certain covenants including, but not limited to, provisions that the Company maintain certain levels of net worth, achieve certain results of operations, meet certain financial ratios, and restrict the amount of capital expenditures. At times, including at December 31, 1997, the Company has been in violation of certain of these covenants. Subsequent to December 31, 1997, the Company has notified the lender of its intent to terminate this line of credit as of March 31, 1998 and payoff the line of credit from available cash and cash equivalents.


NOTE I - LONG-TERM OBLIGATIONS

    1.  Debt
        Long-term debt consists of the following:

                                                          December 31,
                                                  ---------------------------       June 30,
                                                      1997           1996            1996
                                                  ------------   ------------    ------------
8.25% note payable to a commercial bank,
 collateralized by property, payable in monthly
 installments of $8,246 including interest, due
 January 1999                                     $   726,456    $   762,928     $   775,907

9.0% note payable to a finance company in
 monthly installments of $15,845 including
 interest, paid March 1997                                 -          45,792         134,354

Other installment loans                                40,970         42,891          78,382
                                                  -----------    -----------     -----------
                                                      767,426        851,611         988,643
Less current maturities                               (50,729)       (91,902)       (209,808)
                                                  -----------    -----------     -----------
                                                  $   716,697    $   759,709     $   778,835
                                                  ===========    ===========     ===========


    Aggregate maturities of long-term debt are as follows:


Year ending December 31,
------------------------
     1998                         $   50,729
     1999                            703,585
     2000                             13,112
     Thereafter                           -
                                  ----------
                                  $  767,426
                                  ==========

      2.  Capital leases

   The Company leases certain equipment on 36 to 60 month capital leases. Substantially all of the leases contain provisions that convey title to the Company or that allows the Company to acquire the equipment at the end of the lease term through payment of a nominal amount. Assets under capital lease obligations are as follows:

                                              December 31,
                                      --------------------------       June 30,
                                          1997           1996            1996
                                      -----------    -----------     -----------
Equipment                             $ 1,134,973    $ 1,110,450     $   748,099

Less accumulated amortization            (453,397)      (496,775)       (391,844)
                                      -----------    -----------     -----------
                                      $   681,576    $   613,675     $   356,255
                                      ===========    ===========     ===========


   Total amortization expense on equipment under capital lease obligations was $218,919 for the year ended December 31, 1997, $82,434 for the six months ended December 31, 1996, and $158,693 and $111,496 for the years ended June 30, 1996 and 1995, respectively.

   Total future minimum lease payments, under capital lease obligations are as follows:

Year ending December 31,
------------------------
1998                                    $   328,252
1999                                        241,035
2000                                        197,410
2001                                        149,002
2002                                         24,701
Thereafter                                       -
                                        -----------
Total minimum leases payments               940,400

Less amount representing interest          (162,936)
                                        -----------
Present value of net minimum
 capital lease payments                     777,464

Less current maturities                     218,649
                                        -----------
                                        $   558,815
                                        ===========


      3.  Operating leases

   The Company leases certain office and manufacturing space and equipment under operating leases. The lease on office and manufacturing space expires in March 1999, but is renewable at the option of the Company for five additional one-year periods with an increase of 4% per year in the lease payment. Leases of equipment expire through 2002. Minimum future payments under non-cancelable operating leases are as follows:

Year ending December 31,
------------------------
1998                           $   175,156
1999                                51,586
2000                                10,396
2001                                10,396
2002                                 5,198
Thereafter                              -
                               -----------
                               $   252,732
                               ===========

   Total rent expense under operating leases was $142,616 for the year ended December 31, 1997, $75,408 for the six months ended December 31, 1996, and $83,857 and $62,932 for the years ended June 30, 1996 and 1995, respectively.

NOTE J - INCOME TAXES

   The income tax expense (benefit) on continuing operations reconciled to the tax computed at the statutory federal rate of 34% is as follows:

                                                             Six months
                                            Year ended         ended          Year ended June 30,
                                           December 31,     December 31,   ------------------------
                                               1997             1996           1996         1995
                                         --------------   --------------   -----------  -----------
Income taxes (benefit) at
 statutory rate                          $  (5,038,056)   $    (558,933)   $(580,124)   $ 155,894
State income taxes (benefit)
 net of federal tax effect                    (488,988)         (54,249)     (56,306)      15,131
Amortization of acquired technology             60,797           30,398       31,447           -
Settlement with former directors               165,750               -            -            -
Operating losses (carryforwards)
 with no current tax benefit (expense)       5,292,150          579,600      595,189     (183,840)
Other, net                                       8,347            3,184        9,794       12,815
                                         -------------    -------------    ---------    ---------
Income tax expense                       $          -     $          -     $      -     $      -
                                         =============    =============    =========    =========


   Deferred income tax assets and liabilities are as follows:

                                                               December 31,
                                                     ------------------------------        June 30,
                                                          1997             1996              1996
                                                     -------------    -------------     -------------
Deferred tax assets
 Benefit of net operating
   loss carryforwards                                $   6,334,645    $   3,099,642     $   2,488,443
 Capitalized software development
   costs and amortization of
   intangible assets                                       746,839               -                 -
 Inventory allowances                                      335,327               -                 -
 Employee termination costs                                261,251               -                 -
 Accrued liabilities                                       129,153           21,692            56,438
 Allowance for doubtful accounts                            32,776           14,920             5,116
 Other, net                                                  4,271              224               224
                                                     -------------    -------------     -------------
                                                         7,844,262        3,136,478         2,550,221
Less valuation allowance                                (7,759,162)      (2,490,596)       (1,913,470)
                                                     -------------    -------------     -------------
                                                            85,100          645,882           636,751
                                                     -------------    -------------     -------------Deferred tax liabilities
 Capitalized software development costs and
   amortization of
   intangible assets                                            -          (626,682)         (617,668)
 Depreciation of property and equipment                    (85,100)         (19,200)          (19,083)
                                                     -------------    -------------     -------------
                                                           (85,100)        (645,882)         (636,751)
                                                     -------------    -------------     -------------
Net deferred tax asset (liability)                   $          -     $          -      $          -
                                                     =============    =============     =============

   The Company has sustained net operating losses in each of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for any of the periods presented. The increase (decrease) in the valuation allowance was $5,268,566, $577,126, $1,454,363, and ($381,591) for the year ended December 31, 1997, the six months ended December 31, 1996, and for the years ended June 30, 1996 and 1995, respectively.

   As of December 31, 1997, the Company had net operating loss carryforwards for tax reporting purposes of approximately $17,000,000 expiring in various years through 2012. Utilization of approximately $3,100,000 of the total net operating loss is dependent on the profitable operation of Sensar Corporation in the future under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership. The valuation allowance associated with the preacquisition Sensar net operating losses is approximately $1,160,000, and if realized, will be recognized by reducing costs allocated to acquired technology in the purchase of Sensar.

NOTE K - EARNINGS (LOSS) PER COMMON SHARE

   The following data show the amounts used in computing earnings (loss) per common share, including the effect on income (loss) of preferred stock dividends and the weighted average number of shares and dilutive potential common stock.

                                                            Six months
                                            Year ended        ended            Year ended June 30,
                                           December 31,    December 31,    --------------------------
                                               1997            1996             1996          1995
                                         --------------   -------------    ------------   -----------
Income (loss) from continuing
 operations                              $ (14,817,811)   $  (1,643,920)   $(1,706,248)   $  458,511
Dividends on preferred stock                   (15,000)         (22,500)       (48,750)           -
                                         -------------    -------------    -----------    ----------
Income (loss) from continuing
 operations applicable to
 common stock                              (14,832,811)      (1,666,420)    (1,754,998)      458,511
Loss from discontinued operations                   -                -              -       (770,128)
                                         -------------    -------------    -----------    ----------
Net loss applicable to common stock      $ (14,832,811)   $  (1,666,420)   $(1,754,998)   $ (311,617)
                                         =============    =============    ===========    ==========
Common shares outstanding during the
 entire period                              10,717,790       10,258,406      6,559,479     5,827,249
Weighted average common shares issued
 during the period                             789,911          152,414      1,579,243       273,743
                                         -------------    -------------    -----------    ----------
Weighted average number of common
 shares used in basic EPS                   11,507,701       10,410,820      8,138,722     6,100,992
Dilutive effect of stock options
 and warrants                                       -                -              -        126,715
                                         -------------    -------------    -----------    ----------
Weighted average number of common
 shares and dilutive potential common
 stock used in diluted EPS                  11,507,701       10,410,820      8,138,722     6,227,707
                                         =============    =============    ===========    ==========

   Included in income (loss) from continuing operations for the year ended December 31, 1997 are unusual and nonrecurring charges of $5,937,355. The effect of these unusual and nonrecurring charges on net loss was $0.52 per common share.

   For the year ended December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, all of the options and warrants that were outstanding, as described in Note O, were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the year ended June 30, 1995, options and warrants to acquire 245,000 shares and 500,000 shares of common stock, respectively, were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common stock during the year. Additionally, as described in Note V, certain transactions occurred after December 31, 1997, which, had they taken place during fiscal 1997, would have changed the number of common shares or potential common shares outstanding during the period.

NOTE L - 401(K) PROFIT SHARING PLAN

   In February 1995, the Company adopted a 401(K) profit sharing plan under which eligible employees may choose to contribute up to 15% of their wages on a pre-tax basis, subject to IRS limitations. Employees who have completed six months of qualified service with the Company are eligible to enroll in the plan. The Company will match 50% of the employee's contribution to the plan up to a maximum of 1.5% of the employee's eligible annual salary. The Company's contributions vest at a rate of 20% per year beginning with the second year of service and participants are fully vested after six years of service. The Company contributed $67,242 for the year ended December 31, 1997, $38,581 for the six months ended December 31, 1996, and $34,594 and $15,282 for the years ended June 30, 1996 and 1995, respectively.

NOTE M - PREFERRED STOCK

   During the year ended June 30, 1995, the Company issued 200,000 shares of preferred stock in payment of $500,000 of short-term debt. The preferred stock had a liquidation preference equal to $2.50 per share, plus unpaid dividends. This preferred stock paid cumulative dividends at a rate of $0.225 per share per annum, payable monthly. The preferred stock was convertible into common stock at the option of the holder or the option of the Company at the rate of $3.00 per share divided by an amount equal to the average of the closing bid prices for the common stock for the twenty consecutive trading days immediately prior to the date that the holder provides notice of such conversion. The preferred stock was converted, in accordance with the governing provisions of the designation, into 58,842 shares of common stock effective April 30, 1997.

NOTE N - COMMON STOCK

   During the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, the Company issued 54,849 shares, 548 shares, 34,940 shares and 98,905 shares, respectively, of common stock valued at prices ranging from $3.38 to $13.25 per share, $9.13 per share, $4.75 to $6.00 per share, and $2.50 per share, respectively, for services rendered. During the year ended December 31, 1997, an officer surrendered 1,739 shares of common stock in payment of a non-interest bearing advance. During the year ended June 30, 1996 the Company also issued 16,483 shares of common stock, at prices ranging from $2.19 to $2.88 per share, as payment of interest on the Company's long-term debt. The common stock was valued at fair market value as determined by the closing price of the Company's stock on the date of the transaction.

   During the year ended June 30, 1995, the Company issued 614,000 shares of common stock in various private placements at prices ranging from $1.63 to $1.75 per share. Proceeds to the Company, less expenses of $34,767, were $991,343.

NOTE O - STOCK OPTIONS AND WARRANTS

   1. Stock-based compensation plans

   During the periods presented in the accompanying financial statements, the Company has granted stock options under four stock option plans; the 1991 Director Stock Option Plan (the 1991 Director Plan), the 1996 Director Stock Option Plan (the 1996 Director Plan), the 1997 Stock Option and Award Plan (the 1997 Employee Plan), and the 1987 Stock Option Plan (the 1987 Employee
   Plan). The Company has also granted options under executive employment agreements.

   Under the 1991 Director Plan, the Company granted 30,000 options annually to each director, up to an aggregate of 750,000 options. Options granted under this plan vested immediately and expire five years after the grant. The 1991 Director Plan terminated July 1, 1996.

   Under the 1996 Director Plan, the Company has reserved 1,400,000 shares of common stock to be granted to directors of the Company. In 1996, the Company granted options to each director to acquire 200,000 shares of common stock (for a total of 1,000,000 options) at $7.00 per share. Options under the 1996 Director Plan vest 25% on the grant date and 25% for each year of service thereafter and expire five years after their vesting date. Of the options granted in 1996, options with respect to 600,000 shares were canceled in 1997. See Note B.

   Under the 1987 Employee Plan, as amended in 1994, the Company may grant options to acquire up to 750,000 shares of common stock, of which options to acquire 728,453 shares have been granted as of December 31, 1997. Options granted under the 1987 Employee Plan vest at varying dates from zero to five years after the grant date and expire five years after the vesting date.

   The 1997 Employee Plan was approved by the shareholders in 1997. The 1997 Employee Plan reserves 750,000 shares of common stock for issuance pursuant to stock options or stock awards granted, of which 417,135 shares have been granted or options awarded as of December 31, 1997. Options granted under the 1997 Employee Plan vest at varying dates from one to five years after the grant date and expire five years after the vesting date.

   In January 1996, the Company granted options to three executives under newly executed employment agreements. The agreements granted options to acquire an aggregate of 825,000 shares of common stock at an exercise price of $4.25 per share. The options under the employment agreements vested 20% on the grant date and 20% for each year of service thereafter, and would have expired in January 2006. All of the options granted in 1996 were canceled in 1997. See Note B.

   In conjunction with the 1997 employment of the new chief executive officer, the Company granted options to acquire 1,000,000 shares of common stock. The options were granted at $5.75 per share, but are exercisable at the lower of the grant price or 80% of the trading price on the date of exercise (but not less than $3.60 per share). These options vest 25% on the grant date and 25% per year for each of the next three years, although the vesting of 500,000 of the options is subject to the achievement of certain performance targets. The options expire five years after vesting. Subsequent to December 31, 1997, this option was terminated in favor of an option to purchase 1,000,000 shares of common stock, of which the right to exercise is immediately vested with respect to 250,000 shares at $3.60 per share; the right to exercise will vest with respect to 83,333 shares on each of December 31, 1998, 1999, and 2000 at $3.60 per share; and the right to exercise will vest with respect to 166,667 shares on each of December 31, 1998, 1999, and 2000, at $4.50 per share, $5.50 per share, and $6.50 per share, respectively.

   A summary of the status of the options granted under the Company's stock option plans and employment agreements at December 31, 1997 and 1996, and June 30, 1996 and 1995 and changes during the periods then ended is presented in the table below:

                                                                         Year ended June 30,
                           Year ended        Six months ended   ---------------------------------------
                        December 31, 1997   December 31, 1996          1996                1995
                       -------------------- ------------------- ------------------- -------------------
                                  Weighted-           Weighted-           Weighted-           Weighted-
                                   average             average             average             average
                                  exercise             exercise            exercise            exercise
                         Shares     price     Shares    price     Shares    price     Shares    price
                       ---------- --------- --------- --------- --------- --------- --------- ---------
Outstanding at
 beginning of period    3,049,841   $ 4.87  3,092,906   $ 4.88    930,430   $ 2.89   788,000    $ 2.24
Granted                 1,202,000     6.14     10,000    10.50  2,237,476     5.63   652,800      2.75
Exercised                (290,000)    2.68    (52,500)    6.76    (61,117)    2.33   (19,325)     2.22
Forfeited                      -        -        (565)    2.06    (13,883)    2.33    (8,245)     2.06
Canceled               (1,425,000)    5.41         -        -          -        -   (482,800)     1.70
                       ----------           ---------           ---------           --------
Outstanding at end
 of period              2,536,841     5.42  3,049,841     4.87  3,092,906     4.88   930,430      2.89
                       ==========           =========           =========            =======
Exercisable at
 end of period          1,174,355   $ 4.49  1,364,860   $ 3.90  1,370,430   $ 3.97   930,430    $ 2.89
                       ==========           =========           =========            =======
Weighted average fair
 value of options
 granted                            $ 3.04              $ 5.35              $ 3.06               $1.19

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the periods ended December 31, 1997 and 1996, and June 30, 1996 and 1995, respectively: risk-free interest rates of 6.0%, 5.9%, 6.1% and 7.4%, expected dividend yields of zero for all periods, expected lives of 5.8, 5.0, 6.4 and 4.0 years, and expected volatility of 42%, 50%, 47% and 59%.


   A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 1997 is presented below:

                                           Weighted-
                                            average   Weighted-             Weighted-
                                           remaining   average               average
                                 Number   contractual  exercise   Number     exercise
Range of exercise prices      outstanding    life       price   exercisable   price
------------------------      ----------- ----------- --------- ----------- ---------
$ 2.00 - $ 3.99                 512,365   1.82 years  $ 2.69      512,365   $ 2.69
$ 4.00 - $ 5.99               1,412,476       6.05      5.55      459,990     5.39
$ 6.00 - $ 10.50                612,000       5.78      7.41      202,000     7.03
                              ---------                         ---------
$ 2.00 - $ 10.50              2,536,841       5.13    $ 5.42    1,174,355   $ 4.49
                              =========                         =========

   The Company adopted the 1997 Employee Stock Purchase Plan (the Stock Purchase Plan) effective as of February 1, 1997. The maximum number of shares of common stock which are available under this plan is 100,000 shares. The Stock Purchase Plan provides an opportunity to the employees of the Company to purchase shares of common stock in the Company at 85% of fair market value on each offering date. During the year ended December 31, 1997, the employees of the Company purchased 15,407 shares of common stock for gross proceeds of $84,001.

   The Company accounts for these plans under APB 25 and related interpretations. Accordingly, since all options granted under these plans were granted at or in excess of fair market value of the stock on the date of the grant, no compensation cost has been recognized in the accompanying financial statements for options granted under these plans. Had compensation cost for these plans been determined based on the fair value of the options at the grant dates for awards under these plans consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                                     Six months
                                                    Year ended         ended         Year ended
                                                   December 31,     December 31,      June 30,
                                                       1997             1996            1996
                                                 --------------   --------------   --------------
Net loss                    As reported          $(14,817,811)    $(1,643,920)     $(1,706,248)
                            Pro forma             (16,118,507)     (2,310,698)      (2,192,447)
Loss per common share       As reported                $(1.29)         $(0.16)          $(0.21)
                            Pro forma                   (1.40)          (0.22)           (0.27)

   2. Stock warrants

   In conjunction with a private placement in May 1995, the Company issued warrants to a group of investors to acquire common stock of the Company. Since that time, the Company has issued additional warrants to this group as the previously outstanding warrants were exercised.

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

   The agreement relating to the exercise of the remaining 948,022 warrants was amended on November 14, 1997. The exercise price remained at $5.30 per share or an aggregate of $5,024,517 to be paid in ten equal installments commencing November 15, 1997, and continuing on the day that is five weeks subsequent to the preceding payment until the full amount is paid. On receipt of each payment, the Company agreed to issue a certificate representing the stock then being acquired, calculated at an exercise price of $5.30 per share, and issue a replacement warrant covering the same number of shares. Additionally, on receipt of the first payment, the Company agreed to deliver certificates representing the 116,707 shares held in reserve and to issue replacement warrants for the 767,810 shares, exercised in January 1997, referred to in the previous paragraph. Replacement warrants have an exercise price of $8.75 per share and are exercisable at any time through April 16, 2003. In the event that a warrant holder fails to make one or more payments when due, that portion of the outstanding warrants that was then due would thereafter have an exercise price of $6.25 per share and the holder would not be entitled to a replacement warrant, if and when the outstanding warrant is exercised.

   A summary of the status of common stock underlying the warrants issued at December 31, 1997 and 1996, and June 30, 1996 and 1995 and changes during the periods then ended is presented in the table below:

                                                                              Year ended June 30,
                            Year ended        Six months ended     -----------------------------------------
                        December 31, 1997     December 31, 1996           1996                   1995
                       -------------------  ---------------------  -------------------   -------------------
                                  Weighted-             Weighted-            Weighted-             Weighted-
                                  average               average              average               average
                                  exercise              exercise             exercise              exercise
                         Shares    price      Shares     price      Shares    price       Shares    price
                       ---------  --------  ---------   ---------  --------- ---------   --------- ---------
Outstanding at
 beginning of period   2,100,167   $ 6.25   2,100,167   $ 5.71      1,000,000   $3.00           -    $  -
Issued                   862,613     8.75     375,000     6.25      4,100,167    4.51    1,000,000    3.00
Exercised               (862,613)    5.30    (375,000)    3.25     (3,000,000)   3.17           -       -
                       ---------            ---------              ----------            ---------
Outstanding at end
 of period             2,100,167   $ 6.89   2,100,167   $ 6.25      2,100,167   $5.71    1,000,000   $3.00
                       =========            =========               =========            =========


NOTE P - COMMITMENTS AND CONTINGENCIES

   1. Litigation

   The Company is from time to time involved in litigation as a normal part of its ongoing operations. At December 31, 1997, there was no litigation which would have a material impact on the financial condition of the Company.

   2. Employment agreements

   In November 1997, the Company terminated employment agreements with three officers (see Note B) and entered into a letter agreement (to be followed by a definitive employment agreement) with a new Chief Executive Officer which provides for, among other things, a base salary of $250,000 per year and bonuses based on the achievement of performance targets (including a guaranteed bonus of $100,000 for 1998). The initial term of the agreement is from November 17, 1997 through December 31, 2000 and, thereafter, is automatically renewed for one year periods until terminated. The agreement also contains provisions that would entitle the Chief Executive Officer to the greater of his remaining base compensation or one year's salary plus the vesting of all time-based options and one half of the performance-based options in the event of the change in control of the Company and a termination of his employment.

   3. Licensing agreements

   The Company has also entered into licensing agreements for the use of certain patented technology. Certain of the patents are owned by a university, which is also a stockholder of the Company. These licensing agreements require royalty payments through the ends of the lives of the underlying patents which expire at various dates through 2013. Royalty payments are equal to specified percentages of the sales amounts of certain products, but not less than minimum annual royalty requirements of up to $156,000 per year.

   Effective July 1, 1997, the Company entered into a Technical Information Agreement and a Patent License Agreement with Lucent Technologies, Inc. (the Agreements). Under the Agreements, the Company was granted certain rights to technologies related to the manufacture of particle analysis systems and related rights to market such systems. Using the technology acquired under the Agreements, coupled with other technology already owned or licensed, the Company intends to manufacture and market a particle analyzing mass spectrometer.

   Under the Agreements, the Company made an initial payment of $200,000 for the rights granted thereunder. Additionally, the Company is obligated to pay royalties ranging from 5% to 8% of the market value of items sold pursuant to the Agreements, subject to minimum periodic installments starting at a total of $250,000 payable during the year ended June 30, 1999 and increasing to a total of $600,000 payable during the year ended June 30, 2003. The Agreements have an initial term of six years, although the Company may effectively extend the Agreements thereafter by continuing to pay the percentage royalties, subject to a minimum annual payment of $600,000.

   Royalty expenses included in the statements of operations were $172,144 for the year ended December 31, 1997, $82,000 for the six months ended December 31, 1996, and $92,919 and $73,937 for the years ended June 30, 1996 and 1995, respectively.

NOTE Q - SALES

   Sales by geographical area are as follows:

                                    Six months
                    Year ended        ended           Year ended June 30,
                   December 31,    December 31,   --------------------------
                       1997            1996           1996          1995
                   ------------    ------------   ------------  ------------

United States      $  3,970,719    $  2,005,065   $  5,428,961  $  2,920,953
Europe                3,181,688       1,363,083      1,698,739     2,581,748
Pacific Rim             856,663       1,414,238        902,830       836,339
Canada                  163,449          74,060        129,576       169,428
Other                   140,809          32,834         95,501         7,362
                   ------------    ------------   ------------  ------------
      Total        $  8,313,328    $  4,889,280   $  8,255,607  $  6,515,830
                   ============    ============   ============  ============

   During the year ended December 31, 1997, one customer accounted for 12% of net sales and during the six months ended December 31, 1996, one customer accounted for 13% of net sales. During the years ended June 30, 1996, and 1995, no customers accounted for more than 10% of net sales.


NOTE R - RELATED PARTY TRANSACTIONS

   In the ordinary course of business of the Company, the two founders and principal stockholders of the Company have been required to guarantee certain obligations, including its principal line of credit. The personal guarantees of the principal line of credit of the Company were eliminated when it was placed with another financial institution in October 1996.

   The Company has entered into consulting arrangements during 1997 and 1996, with a corporation owned and controlled by a director of the Company. Under the terms of the arrangements, the corporation agreed to provide the Company with advisory and consulting services concerning the commercialization of the technology held by Sensar Corporation, the identification of markets for such products, the establishment of marketing contacts, and the development of an operational plan for the development and marketing of products based on the Sensar technology. Under the arrangements the Company has incurred compensation expense of $95,540 and $100,000 in 1997 and 1996, respectively, plus the reimbursement of third-party expenses incurred on behalf of the Company.

   Under the terms of various contractual arrangements with a university, the Company owed approximately $215,500 for royalties, license fees, and reimbursement of patent expenses, had additional upcoming expenses of approximately $109,000, and had an obligation to issue 6,000 shares of common stock to the university. The university agreed to accept shares of the Company's restricted common stock in satisfaction of the cash obligations. The stock was valued at the closing price of the Company's common stock on July 17, 1996, of $9.00 per share discounted by 20% to recognize the restricted nature of the securities. The Company purchased an aggregate of 49,272 shares of common stock from two of its executive officers and directors, at a price equal to the obligations to the university, in order to deliver the shares to the university. A portion of the purchase price was paid by offsetting amounts due to the Company for advances made to the officers during the fiscal year ended June 30, 1996 in the aggregate principal amount of $105,000, plus accrued interest of approximately $5,300.

NOTE S - DISCONTINUED OPERATIONS

   In connection with a decision by the Company in the year ended June 30, 1995, the Company entered into an agreement to divest its airport noise monitoring business. Under the terms of this agreement Harris Miller Miller and Hanson, Inc. (HMMH), an established consulting firm with its primary business related to transportation industry acoustic and vibration analysis, purchased all of the Company's tangible assets and contracts related to the airport noise monitoring business and assumed approximately $100,000 of the Company's liabilities. HMMH also entered into a licensing agreement with the Company, which transfers the ownership of the Company's related software for application in the airport noise monitoring industry. Under the licensing agreement, the Company is entitled to installment payments of $150,000 annually plus a varying royalty of 2 1/2% to 4% on gross revenues of HMMH resulting from the sale, installation, upgrade, and maintenance of airport noise and operations monitoring systems for the lesser of ten years or the term of the contract.

   The accompanying consolidated financial statements reflect the transaction with the carrying value of the long-term contractual arrangement being assigned the basis of the net assets sold or licensed and no gain or loss being recognized at the date of the transaction. The Company has recognized the proceeds received on a "cost recovery" method whereby the carrying cost of the asset was reduced accordingly. In December 1997, certain events occurred which caused management to question the recoverability of the carrying cost of this long-term contractual arrangement and accordingly, the Company recognized an impairment loss (see Note B).

   During the year ended December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, the Company recognized payments from HMMH in the amounts of $265,646, $106,000, and $388,146, respectively.

   The airport noise monitoring business has been accounted for as discontinued operations, and accordingly, the results of its operations are segregated from continuing operations in the accompanying statements of operations.
   Net sales, costs and operating expenses, other income and expense, and income taxes of this business for the fiscal year ended June 30, 1995 has been reclassified as discontinued operations.

   Summary operating results of discontinued operations for the fiscal year ended June 30, 1995 are as follows:

Net sales                               $  2,374,697

Operating loss                              (697,017)

Loss before income taxes                    (770,128)

Income taxes (benefit)                            -

Loss from discontinued operations           (770,128)

NOTE T - ACQUISITION

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

   The following unaudited pro forma summary represents the combined results of operations as if the acquisition of Sensar had occurred as of the beginning of each year presented. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of the dates set forth, or of results which may occur in the future.

                                            Year ended June 30,
                                      -----------------------------
                                            1996            1995
                                      -------------   -------------
Net sales                             $   8,544,000   $   7,365,000
Loss from continuing operations          (1,821,000)       (515,000)
Loss from discontinued operations                -         (770,000)
Net loss                                 (1,821,000)     (1,285,000)
Loss per share                                (0.20)          (0.19)


NOTE U - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      Six months
                                                       Year ended       ended           Year ended June 30,
                                                      December 31,   December 31,   --------------------------
                                                          1997           1996           1996          1995
                                                      ------------   ------------   ------------  ------------
Cash flows from operating activities are as follows:
 Net loss                                             $(14,817,811)  $ (1,643,920)  $(1,706,248)  $ (311,617)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
      Depreciation                                         487,687        189,151       278,417      217,790
      Amortization                                         672,848        243,991       350,120      517,948
      Provision for losses on accounts receivable           41,146         28,834        20,000          875
      Provision for inventory write downs                  614,000             -             -            -
      Provision for impairment losses                    4,246,367             -             -            -
      Stock issued in payment of compensation            1,412,159         22,657       178,390      219,708
      Stock issued in payment of interest                       -              -         42,261           -
      Loss (gain) on sale of property and equipment         78,085         (8,460)      (17,014)       6,189
      Changes in assets and liabilities
       Trade accounts receivable                           331,491       (294,999)     (221,582)    (520,395)
       Inventories                                         850,883     (1,172,795)     (770,882)       2,464
       Other current assets                                 29,636        372,115      (166,545)     233,507
       Due from related party                                   -              -             -        29,817
       Accounts payable                                    177,698        321,549      (305,112)    (303,477)
       Accrued liabilities                                 753,754         (2,861)      298,251      (59,205)
                                                      ------------   ------------   -----------    ---------
          Net cash provided by (used in) operating
           activities                                 $ (5,122,057)  $ (1,944,738)  $ 2,019,944)   $  33,604
                                                      ============   ============   ===========    =========
Supplemental disclosures of cash flow information

Cash paid during the period for
 Interest                                             $    299,438   $    144,399   $   400,686    $ 355,988
 Income taxes                                                   -              -             -            -

Significant noncash investing and financing activities

Acquisition of equipment through long-term
 obligations                                          $    326,960   $    240,876   $   234,210    $ 189,747

Note receivable issued in exercise of stock options         69,375             -             -            -

Issuance of common stock for purchase of
 Sensar (Note R)                                                -          80,690     1,509,946           -

Issuance of preferred stock in satisfaction of debt             -              -             -       500,000

Conversion of short-term debt into long-term debt               -              -             -       300,000


NOTE V - SUBSEQUENT EVENTS

   1. Private placement

   In February 1998, the Company completed the private placement of 100 Units, each Unit consisting of 35 shares of 1998 Series A Preferred Stock (the Preferred Stock) and 7,000 Warrants (Warrants) to purchase common stock, at a purchase price of $35,000 per Unit, or an aggregate gross sales price of $3,500,000. The Preferred Stock is convertible, at the election of the holder, at any time subsequent to 90 days after the closing of the offering into that number of shares of common stock calculated by dividing $1,000, plus any accrued but unpaid dividends, by the lower of (i) $3.60 or (ii) 85% of the average closing price of the common stock for the ten trading days preceding the notice of conversion as reported by the Nasdaq National Market System on which the Company's common stock is traded. Until conversion, the Preferred Stock bears an annual dividend of 4%, or $40 per share per annum. If not previously converted, the Preferred Stock will automatically convert into shares of common stock as of December 31, 1999. In addition, the Company can require the conversion of the Preferred Stock if it makes a public offering of its common stock at any time subsequent to February 1, 1999. The Company paid a finder's fee of 6%, or an aggregate of $210,000, and expects to incur legal, accounting, listing fees, and other costs of the offering estimated to be approximately $35,000.

   Each Warrant gives the holder the right to purchase one share of common stock at an exercise price of $4.50 per share. If not earlier exercised, the Warrants expire July 30, 2000. The Company can provide 30 days written notice to the holders of the Warrants at any time that the closing price of the Company's common stock equals or exceeds $6.50 per share for 20 consecutive trading days as reported on the Nasdaq National Market System. If the holders do not exercise the Warrants by the end of the 30 day period, the Warrants would then expire.

   2. Stock options

   In February 1998, the Company granted options to a newly hired chief operating officer to purchase 300,000 shares of common stock at $2.9875 per share. The options vest 25% on the grant date and 25% per year for each of the next three years and expire five years after vesting. The vesting of 112,500 shares over the next three years is subject to the achievement of certain performance objectives.

   Also in February 1998, certain former executive officers of the Company exercised their remaining options to acquire 276,365 shares of common stock, at prices ranging from $2.06 to $3.64 per share, by delivering to the Company notes in the aggregate amount of $726,190. The notes bear interest at 8.5% and are payable in three equal annual installments.

   In March 1998, the Company has also granted options to existing employees and a current director to purchase 367,500 shares of common stock principally at $3.1375 per share. The options vest in varying percentages over the next three years and expire five years after vesting. Concurrently with the granting of these options, the Company canceled existing options previously granted to certain employees and the director to purchase 382,000 shares of common stock at prices ranging from $4.69 to $10.50 per share.