Form 10-Q
period 1998-03-31
LARSON DAVIS INC
filed 1998-04-24
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended  March 31, 1998

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

                               Yes / /        No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of April 22, 1998, the Issuer had 12,547,636 shares of its common stock, par value $0.001 per share, issued and outstanding.


                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

     Larson Davis Incorporated (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of March 31, 1998 (unaudited), and December 31, 1997 (the end of the Company's most recently completed fiscal year), and unaudited consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1997.


                   LARSONoDAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                  March 31,                December 31,
                                                                    1998                       1997
                                                               --------------             --------------
                                                                 (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                    $    3,042,205             $    1,212,473
  Trade accounts receivable, net of allowance for
    doubtful accounts                                               1,830,491                  2,215,945
  Inventories                                                       2,668,358                  2,631,562
  Other current assets                                                331,764                    100,460
                                                               --------------             --------------
     Total current assets                                           7,872,818                  6,160,440

Property and equipment, net of accumulated
  depreciation and amortization                                     2,078,387                  2,165,467

Assets under capital lease obligations, net of
  accumulated amortization                                            626,731                    681,576

Long-term contractual arrangement, net of
  accumulated cost recoveries                                          50,000                     87,500

Intangible assets, net of accumulated amortization                  3,013,421                  3,100,447
                                                               --------------             --------------
                                                               $   13,641,357             $   12,195,430
                                                               ==============             ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                               $      809,252             $    1,198,766
  Accounts payable                                                    419,634                  1,080,624
  Accrued liabilities                                               1,325,427                  1,518,147
  Current maturities of long-term debt                                730,182                     50,729
  Current maturities of capital lease obligations                     233,801                    218,649
                                                               --------------             --------------
     Total current liabilities                                      3,518,296                  4,066,915

Long-term debt, less current maturities                                24,132                    716,697

Capital lease obligations, less current maturities                    479,437                    558,815
                                                               --------------             --------------
     Total liabilities                                              4,021,865                  5,342,427
                                                               --------------             --------------
Commitments and contingencies                                               -                          -

Stockholders' equity:
  Preferred stock, $0.001 par value; authorized
    10,000,000 shares; issued and outstanding 3,500
    shares at March 31, 1998, and zero shares at
    December 31, 1997                                                       4                          -

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    12,524,589 shares at March 31, 1998, and
    12,125,393 shares at December 31, 1997                             12,525                     12,125

Additional paid-in capital                                         30,644,546                 26,097,332

Accumulated deficit                                              (20,315,866)               (19,251,591)

Notes receivable from exercise of options                           (795,565)                   (69,375)

Cumulative foreign currency translation adjustment                     73,848                     64,512
                                                               --------------             --------------
     Total stockholders' equity                                     9,619,492                  6,853,003
                                                               --------------             --------------
                                                               $   13,641,357             $   12,195,430
                                                               ==============             ==============

   The accompanying notes are in integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                      Three months ended March 31,
                                                              ------------------------------------------
                                                                   1998                        1997
                                                              --------------              --------------
Net sales                                                     $    2,356,138              $    2,204,697
                                                              --------------              --------------
Costs and operating expenses:
  Cost of sales                                                    1,320,998                   1,208,367
  Research and development                                           858,779                     947,211
  Selling, general, and administrative                             1,128,537                   1,362,026
                                                              --------------              --------------
                                                                   3,308,314                   3,517,604
                                                              --------------              --------------

Operating loss                                                      (952,176)                 (1,312,907)
                                                              --------------              --------------
Other income (expense):
  Interest income                                                     34,100                      43,999
  Interest expense                                                   (66,652)                    (74,732)
  Other, net                                                         (61,269)                        559
                                                              --------------              --------------
                                                                     (93,821)                    (30,174)
                                                              --------------              --------------

Loss before income taxes                                          (1,045,997)                 (1,343,081)

Income tax expense                                                         -                           -
                                                              --------------              --------------
Net loss                                                      $   (1,045,997)             $   (1,343,081)
                                                              ==============              ==============
Loss per common share:
  Basic                                                       $        (0.08)             $        (0.12)
  Diluted                                                     $        (0.08)             $        (0.12)

Weighted average common and common equivalent
  shares:
  Basic                                                           12,524,589                  11,114,125
  Diluted                                                         12,524,589                  11,114,125

   The accompanying notes are in integral part of these financial statements.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                       Three months ended March 31,
                                                              ------------------------------------------
                                                                    1998                        1997
                                                              --------------              --------------
Increase (decrease) in cash and cash equivalents:

  Cash flows from operating activities

    Net loss                                                  $   (1,045,997)             $   (1,343,081)
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation                                                   138,839                      81,835
      Amortization                                                   129,297                     159,208
      Stock issued in payment of compensation                        148,313                      43,698
      Gain on sale of property and equipment                          (3,106)                       (559)
      Changes in assets and liabilities:
        Trade accounts receivable                                    385,454                     325,570
        Inventories                                                  (36,796)                    (31,047)
        Other current assets                                        (231,304)                    (59,195)
        Accounts payable                                            (660,990)                   (236,445)
        Accrued liabilities                                         (210,998)                    (43,660)
                                                              --------------              --------------
    Net cash used in operating activities                         (1,387,288)                 (1,103,676)
                                                              --------------              --------------
  Cash flows from investing activities
    Purchase of property and equipment                               (57,395)                   (481,481)
    Proceeds from sale of assets                                      21,316                      35,074
    Proceeds from long-term contractual arrangement                   37,500                      77,730
                                                              --------------              --------------
    Net cash provided by (used in) investing activities                1,421                    (368,677)
                                                              --------------              --------------
  Cash flows from financing activities
    Net change in line of credit                                    (389,514)                   (369,303)
    Proceeds from long-term obligations                                    -                      25,486
    Principal payments of long-term debt                             (13,112)                    (74,678)
    Net proceeds from issuance of stock and
      exercise of options and warrants                             3,673,115                   4,059,393
    Principal payments on capital lease obligations                  (64,226)                    (72,883)
    Preferred dividend payments                                            -                     (11,250)
                                                              --------------              --------------
    Net cash provided by financing activities                      3,206,263                   3,556,765
                                                              --------------              --------------
  Effect of exchange rates on cash                                     9,336                     (52,782)
                                                              --------------              --------------
Net increase in cash and cash equivalents                          1,829,732                   2,031,630
Cash and cash equivalents at beginning of period                   1,212,473                   2,696,542
                                                              --------------              --------------
Cash and cash equivalents at end of period                    $    3,042,205              $    4,728,172
                                                              ==============              ==============

   The accompanying notes are in integral part of these financial statements.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(A) Basis of Presentation

The accompanying unaudited consolidated financial statements of LarsonoDavis Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 1998, and its consolidated results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998.

(B) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings
(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

(C) Inventories

Inventories consist of the following:

                            March 31, 1998            December 31, 1997
                            --------------            -----------------
Raw materials               $   1,415,539             $   1,127,335
Work in process                   668,381                   700,055
Finished goods                    584,438                   804,172
                            -------------             -------------
                            $   2,668,358             $   2,631,562
                            =============             =============

(D) Stock Options and Warrants

In February 1998, the Company granted options to a newly hired chief operating officer to purchase 300,000 shares of common stock at $2.9875 per share. The options vest 25% on the grant date and 25% per year for each of the three years following the grant and expire five years after vesting. The vesting of 112,500 shares over the next three years is subject to the achievement of certain performance objectives.

Also in February 1998, certain former executive officers of the Company exercised their remaining options to acquire 276,365 shares of common stock, at prices ranging from $2.06 to $3.64 per share, by delivering to the Company notes in the aggregate amount of $726,190. The notes bear interest at 8.5% and are payable in three equal annual installments.

In March 1998, the Company also granted options to existing employees and a current director to purchase 367,500 shares of common stock, principally at $3.1375 per share. The options vest in varying percentages over the next three years and expire five years after vesting. Concurrently with the granting of these options, the Company canceled existing options previously granted to certain employees and the director to purchase 382,000 shares of common stock at prices ranging from $4.69 to $10.50 per share.

As of December 31, 1997, warrants to purchase 2,100,167 shares of common stock at prices ranging from $5.30 to $8.75 were outstanding. During January 1998, warrants to purchase 74,084 shares of common stock were exercised for $5.30 per share, resulting in aggregate proceeds to the Company of $392,177. On exercise, warrants to acquire the same number of shares at $8.75 per share were issued to the exercising holders.

(E) Private Placement

In February 1998, the Company completed the private placement of 100 Units, each Unit consisting of 35 shares of 1998 Series A Preferred Stock (the "Preferred Stock") and 7,000 Warrants (the "Warrants") to purchase common stock, at a purchase price of $35,000 per Unit, or an aggregate gross sales price of $3,500,000. The Preferred Stock is convertible, at the election of the holder, at any time subsequent to 90 days after the closing of the offering into that number of shares of common stock calculated by dividing $1,000, plus any accrued but unpaid dividends, by the lower of (i) $3.60 or (ii) 85% of the average closing price of the common stock for the ten trading days preceding the notice of conversion as reported by the Nasdaq National Market System on which the Company's common stock is traded. Until conversion, the Preferred Stock bears an annual dividend of 4%, or $40 per share per annum. If not previously converted, the Preferred Stock will automatically convert into shares of common stock as of December 31, 1999. In addition, the Company can require the conversion of the Preferred Stock if it makes a public offering of its common stock at any time subsequent to February 1, 1999. The Company paid a finder's fee of 6%, or an aggregate of $210,000, and had other costs associated with the offering of approximately $35,000.

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

(F) Related-Party Receivable

As part of the restructuring of its executive management team, the Company entered into termination agreements with the former executives. Those termination agreements provided for, among other things, the issuance of an aggregate of 200,000 shares of common stock to certain of the executives. In connection with this arrangement, the Company made trust fund deposits for personal income taxes, social security, and Medicare taxes in the total amount of $247,766 on behalf of these executives with the Internal Revenue Service and with the Utah State Tax Commission. These former executives have agreed to reimburse the Company for these trust fund deposits, which are included in other current assets on the balance sheet at March 31, 1998. The Company withheld delivery of 68,352 shares of common stock to secure this obligation.

(G) Subsequent Event

As a result of high interest and other charges associated with the loan and restrictive loan provisions, in March 1998, the Company notified the provider of its line of credit of the Company's intent to terminate the line. In April 1998, the Company paid the line of credit and associated termination fees in the total amount of $809,252 from available cash and cash equivalents.


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the consolidated financial statements and related notes contained herein and in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the audited consolidated financial statements included in the Company's report on Form 10-K for the year ended December 31, 1997.

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

     The Company has historically been engaged in designing and manufacturing precision acoustical and vibration instrumentation. Over the course of the last four years, the Company has acquired the rights to a number of technologies from Brigham Young University ("BYU"), either directly from BYU or indirectly through the Company's acquisition of Sensar. The Company has also entered into a license agreement with Lucent Technologies, Inc. (formerly Bell Labs), in which it acquired the sole rights to technology developed by Lucent. These technologies have placed the Company in a position to develop a number of sophisticated analytical instruments in addition to its historical acoustical and vibration based business.

     In order to accomplish its goals, the Company initiated research and development plans designed to convert the underlying technologies into commercial products. The Company currently has one commercial product available based on these acquired technologies, its time of flight mass spectrometer ("TOF2000") and has just introduced and shipped beta models of its Jaguar mass spectrometer ("Jaguar") and its Supercritical Fluid Chromatography ("SFC") instrument. In addition, the Company continues to introduce acoustic and vibration products and has made significant advances toward additional products. However, there have been unanticipated delays in the finalization of many of these products. Certain recently introduced acoustical products and the Jaguar product were originally scheduled for the first quarter of 1997. The recently introduced acoustical products have been primarily responsible for an approximately 8% increase in acoustic and vibration sales, but the Company does not anticipate that there will be a significant impact on its revenues until after the introduction and market acceptance of the new Sensar products. While management of the Company continues to believe in, and is committed to, the development of a range of superior products designed to meet the needs of significant markets, the products currently being developed and marketed by the Company are designed for sophisticated applications, and there can be no assurance that the Company will be successful in its development and marketing efforts or that alternative technologies may not be developed by some other entity that provide a more advantageous solution to the needs of the various industries targeted by the Company.

     In November 1997, the board of directors appointed Andrew C. Bebbington as the new chief executive officer of the Company. In connection with the appointment of Mr. Bebbington, three former members of the executive management team resigned. Mr. Bebbington, with the strong endorsement of the outside board members, immediately undertook an evaluation of all aspects of the Company's operations, research and development projects, sales and marketing approaches, product offerings, personnel and management, contractual arrangements, and overall cost structure. As a result, the new chief executive officer recommended and the board of directors approved in December 1997 additional restructuring steps and certain changes in the strategic direction of the Company. This resulted in a reduction of personnel, the cessation of certain peripheral business activities, a renewed focus on certain research and development projects, and a de-emphasis or abandonment of other projects.

     The Company is presently unable to fund its increased research, development, and other activities from operations and has sought and obtained equity financing, primarily from private placements to a small number of private investors, in order to meet these costs. This capital has been and is currently being used for various purposes, including further research and development activities, costs associated with the market introduction of new key products, and general operations. The most recent equity placement by the Company resulted in gross proceeds of $3.5 million and was completed in February 1998. Assuming that the Company can successfully launch its new products and that they are sufficiently accepted in the market to permit a substantial increase in the Company's revenues during 1998, the Company would anticipate that the proceeds from this private placement will provide adequate capital to meet its projected requirements through the end of fiscal 1998. In the event that such products do not produce significant increases in revenues during 1998, the Company will continue to be reliant on obtaining outside financing to fund its operations in 1998. If this is the case, there can be no assurance as to the Company's ability to obtain such financing or, if available, that such financing can be obtained on terms favorable to the Company.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 1998 and 1997

Net Sales

     Net sales for the three months ended March 31, 1998 and 1997, were $2,356,138 and $2,204,697, respectively. This represents an overall increase of $151,441, or 6.9%, for 1998 as compared to 1997. The overall increase consists of an increase of $133,687, or 8.4% for acoustical and vibration sales and an increase of $17,754, or 2.9% for the Sensar division. The Company's new Model 824 commenced volume shipments in the quarter ended March 31, 1998, and represent the principal reason for the increase in acoustical and vibration sales. For the Sensar division, sales in the quarter ended March 31, 1998, include beta shipments of the Company's new Jaguar and SFC instruments.

Cost of Sales

     Cost of sales for the three months ended March 31, 1998, were $1,320,998, or 56.1% of net sales, compared to $1,208,367, or 54.8% of net sales, for the three months ended March 31, 1997. The increase in cost of sales as a percentage of net sales during the quarter ended March 31, 1998, compared to the corresponding quarter of 1997 principally relates to certain Sensar sales of beta instruments for which the gross margin was less than normal margins on commercial instruments. The Company anticipates that as the manufacturing process of its new products becomes standardized and as its new products are sold in volume quantities, cost of goods sold as a percentage of net sales will decline. However, such a result will depend on the Company's ability to standardize the manufacturing process and control costs, as well as sufficient market acceptance to create volume sales of the Company's new products, for which no assurance can be given.

Selling, General, and Administrative

     Selling, general, and administrative expenses decreased to $1,128,537, or 47.9% of net sales, for the three months ended March 31, 1998, compared to $1,362,026, or 61.8% of net sales, for the three months ended March 31, 1997. The decrease in costs relate principally to the recent implementation of certain cost control procedures, reduced overhead, and restructured operations to reduce nonessential spending. The Company anticipates that selling, general, and administrative expenses will continue to decline as a percentage of net sales as newly-introduced products receive commercial acceptance. However, it is not anticipated that selling, general, and administrative expenses can be reduced to an acceptable percentage of net sales unless and until sales increase substantially. Such increase is dependent on the successful introduction of new products and increased product demand for both new and existing products, which is the Company's highest priority. However, there can be no assurance that the Company will be successful in accomplishing such goals.

Research and Development

     For the three months ended March 31, 1998, research and development costs were $858,779, or 36.4% of net sales, compared to $947,211, or 43.0% of net sales, for the three months ended March 31, 1997. As described above for selling, general, and administrative expenses, the decrease in costs relates principally to the recent implementation of certain cost control procedures, reduced overhead, and restructured operations to reduce nonessential spending. The Company anticipates that research and development expenses will continue to decline as a percentage of net sales as newly-introduced products receive commercial acceptance. However, it is anticipated that research and development expenses will continue to exceed general historical levels as a percentage of net sales until the development of new products is completed and/or until significant sales levels of the new products are achieved. Historical levels of research and development costs as a percentage of net sales for the fiscal years ended June 30, 1991 to 1995, averaged approximately 11% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has relied on the sale of common and preferred stock as the primary method to fund its working capital needs, operational losses, and research and development efforts. During the three months ended March 31, 1998, the Company used $1,387,288 in its operating activities. The Company's current goal is to increase revenues and control costs so that it is no longer reliant on equity funding in the short term. However, this will require sufficient market acceptance of new products to substantially increase revenues. If the Company is unable to internally generate the necessary funds, it will continue to seek equity financing which may or may not be available on terms favorable to the Company.

     During the three months ended March 31, 1998, the Company received gross proceeds from the exercise of warrants of approximately $400,000 and gross proceeds of $3,500,000 from the private placement of preferred stock and warrants. The warrants issued in the most recent private placement give the holders the right to purchase 700,000 shares of common stock at $4.50 per share. Additionally, the Company has outstanding warrants to acquire 2,100,167 shares of common stock at prices ranging from $5.30 to $8.75 per share. There is no obligation of the holders of these warrants to exercise them and the exercise will largely depend on the price of the Company's common stock in the public trading market, as to which no assurance can be given. The Company does not anticipate that the outstanding warrants will be exercised unless the trading price of the Company's common stock exceeds the exercise price of the warrants at some time in the future.

     At March 31, 1998, the Company had total current assets of $7,872,818 and total current liabilities of $3,518,296, resulting in working capital of $5,038,753 and a working capital ratio of 2.2:1. Included in total current liabilities as of March 31, 1998, was the Company's revolving line of credit with a balance of $809,252. As a result of high interest and other costs and restrictive loan provisions, the Company elected to terminate this line of credit in April 1998 and paid off the balance from available cash and cash equivalents. Also included in current liabilities is the balance of a real property loan secured by the Company's headquarters that has a balloon payment due in January 1999. The Company anticipates seeking to refinance or extend this loan prior to the due date.

     The Company had intangible assets totaling $3,013,421 principally related to product technology acquisition costs. Periodically, the Company reviews the recoverability of these assets by comparing the carrying value of individual identifiable intangible assets to the undiscounted estimated future net cash flows from current and anticipated products associated with each of these assets. Estimates of future cash flows are based on current demand for existing products; the progress toward commercialization of future products; and anticipated demand for existing and future products based on the Company's market analyses and evaluations with current and potential strategic marketing partners. Management's estimates of future manufacturing costs and development and marketing expenses are based on historical levels and/or industry norms. Although management believes its current estimates of recoverability of intangible assets are reasonable, there is no assurance that actual future results will not differ from current expectations. In the event of a change in expectations, the carrying value or amortization period of the long-term asset would be adjusted which would affect the Company's results of operations in the period in which such adjustment occurred.

     The Company's primary use of cash for the three months ended March 31, 1998, was funds used in operations as discussed above. Management expects that in the short-term, the primary use of cash will continue to be operations due to the continued research and development activities. However, as explained above, the Company used approximately $800,000 in April 1998 to terminate its line of credit. Management's goal is for the current cash balances to provide the Company with sufficient capital to fund its operations and development plans for the 1998 calendar year. However, the Company's ability to meet this goal will depend on the successful introduction of new products so as to substantially increase the Company's revenues during 1998. As conditions permit, the Company intends to seek to establish a reasonably priced line of credit with a financial institution. As new products are developed and commercialized and product demand is achieved, management believes that its long-term operating and capital requirements will be funded principally through cash generated from operations, supplemented as necessary from equity or long-term debt financing.


                                    PART II
                               OTHER INFORMATION


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

                    SEC
Exhibit          Reference
Number             Number              Title of Document
-------          ---------          -----------------------
  1                (27)             Financial Data Schedule

REPORTS ON FORM 8-K

     During the quarter ended March 31, 1998, the Company filed a report on Form 8-K dated January 7, 1998, reporting a series of measures to restructure the operations of the Company. The Company also filed a report on Form 8-K dated February 13, 1998, reporting the successful completion of the private placement of 100 Units, each Unit consisting of 35 shares of 1998 Series A Preferred Stock and warrants to purchase 7,000 shares of common stock.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Larson Davis Incorporated


Dated:  April 24, 1998                    By   /s/ Andrew Bebbington
                                            Andrew Bebbington, President
                                            (Duly Authorized Officer)


Dated:  April 24, 1998                    By   /s/ Craig Allen
                                            Craig Allen
                                            (Principal Financial and
                                            Accounting Officer)