Form 10-Q
period 1998-06-30
LARSON DAVIS INC
filed 1998-08-07
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended  June 30, 1998

                                       OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                    Commission File Number  0-17020

                          LarsonoDavis Incorporated
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

                         Yes               No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 5, 1998, the Issuer had 12,779,610 shares of its common stock, par value $0.001 per share, issued and outstanding.



                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

     Larson Davis Incorporated (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of June 30, 1998 (unaudited), and December 31, 1997 (the end of the Company's most recently completed fiscal year), and unaudited consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and unaudited consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1997.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                 June 30,               December 31,
                                                                   1998                     1997
                                                             --------------           --------------
ASSETS                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                  $    1,764,043           $    1,212,473
  Trade accounts receivable, net of
    allowance for doubtful accounts                               1,493,760                2,215,945
  Inventories                                                     2,776,804                2,631,562
  Other current assets                                              283,409                  100,460
                                                             --------------           --------------
    Total current assets                                          6,318,016                6,160,440

Property and equipment, net of
  accumulated depreciation
  and amortization                                                2,001,923                2,165,467

Assets under capital lease obligations,
  net of accumulated amortization                                   538,958                  681,576

Long-term contractual arrangement, net
  of accumulated cost recoveries                                     12,500                   87,500

Intangible assets, net of accumulated
  amortization                                                    2,901,172                3,100,447
                                                             --------------           --------------
                                                             $   11,772,569           $   12,195,430
                                                             ==============           ==============

The accompanying notes are an integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                 June 30,               December 31,
                                                                   1998                     1997
                                                             --------------           --------------
LIABILITIES AND STOCKHOLDERS' EQUITY                           (unaudited)
Current liabilities:
  Line of credit                                             $            -           $    1,198,766
  Accounts payable                                                  627,212                1,080,624
  Accrued liabilities                                               883,132                1,518,147
  Current maturities of long-term debt                              720,196                   50,729
  Current maturities of capital lease obligations                   209,006                  218,649
                                                             --------------           --------------
    Total current liabilities                                     2,439,546                4,066,915

Long-term debt, less current maturities                              20,838                  716,697

Capital lease obligations, less current maturities                  425,885                  558,815
                                                             --------------           --------------
    Total liabilities                                             2,886,269                5,342,427
                                                             --------------           --------------

Commitments and contingencies                                             -                        -

Stockholders' equity:
  Preferred stock, $0.001 par value; authorized
    10,000,000 shares; issued and outstanding
    3,500 shares at June 30, 1998, and zero
    shares at December 31, 1997                                           4                        -

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    12,550,556 shares at June 30, 1998, and
    12,125,393 shares at December 31, 1997                           12,551                   12,125

  Additional paid-in capital                                     30,682,837               26,097,332

  Accumulated deficit                                           (21,100,392)             (19,251,591)

  Notes receivable from exercise of options                        (774,684)                 (69,375)

  Cumulative foreign currency translation
    adjustment                                                       65,984                   64,512
                                                             --------------           --------------
    Total stockholders' equity                                    8,886,300                6,853,003
                                                             --------------           --------------
                                                             $   11,772,569           $   12,195,430
                                                             ==============           ==============

The accompanying notes are an integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                               Three months ended June 30,            Six months ended June 30,
                                            ---------------------------------      ---------------------------------
                                                 1998                 1997              1998                 1997
                                            ------------         ------------      ------------         ------------
Net sales                                   $  2,421,203         $  2,147,647      $  4,777,341         $  4,352 345
                                            ------------         ------------      ------------         ------------
Costs and operating expenses:
  Cost of sales                                1,358,581            1,158,085         2,679,579            2,366,452
  Research and development                       739,036              953,541         1,597,815            1,900,752
  Selling, general, and administrative         1,100,059            1,500,499         2,228,596            2,862,524
                                            ------------         ------------      ------------         ------------

                                               3,197,676            3,612,125         6,505,990            7,129,728
                                            ------------         ------------      ------------         ------------

Operating loss                                  (776,473)          (1,464,478)       (1,728,649)          (2,777,383)
                                            ------------         ------------      ------------         ------------

Other income (expense):
  Interest income                                 43,187               48,814            77,287               92,813
  Interest expense                               (21,314)             (67,705)          (87,966)            (142,437)
  Other, net                                       4,717                3,901           (56,552)               4,460
                                            ------------         ------------      ------------         ------------

                                                  26,590              (14,990)          (67,231)             (45,164)
                                            ------------         ------------      ------------         ------------

Loss before income taxes                        (749,883)          (1,479,468)       (1,795,880)          (2,822,547)

Income tax expense                                     -                    -                 -                    -
                                            ------------         ------------      ------------         ------------

Net loss                                    $   (749,883)        $ (1,479,468)     $ (1,795,880)        $ (2,822,547)
                                            ============         ============      ============         ============

Loss per common share:
  Primary                                   $      (0.06)        $      (0.13)     $      (0.15)        $      (0.25)
  Fully diluted                                    (0.06)               (0.13)            (0.15)               (0.25)

Weighted average common and common
  equivalent shares:
  Primary                                     12,546,044           11,418,781        12,449,273           11,267,295
  Fully diluted                               12,546,044           11,418,781        12,449,273           11,267,295

The accompanying notes are an integral part of these financial statements.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                           Six months ended June 30,
                                                                    --------------------------------------
                                                                         1998                     1997
                                                                    --------------          --------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Net loss                                                        $   (1,795,880)         $   (2,822,547)
    Adjustments to reconcile net loss to net cash used in
      operating activities
      Depreciation                                                         275,233                 258,351
      Amortization                                                         300,618                 307,017
      Stock issued in payment of compensation                              148,313                  43,698
      Gain on sale of property and equipment                                (2,858)                 (4,460)
      Changes in assets and liabilities:
        Trade accounts receivable                                          722,185                  64,151
        Inventories                                                       (145,242)                 88,154
        Other current assets                                              (182,949)                 31,212
        Accounts payable                                                  (453,412)               (434,791)
        Accrued liabilities                                               (687,305)                (70,975)
                                                                    --------------          --------------
          Net cash used in operating activities                         (1,821,297)             (2,540,190)
                                                                    --------------          --------------
  Cash flows from investing activities
    Purchase of property and equipment                                    (130,040)               (759,513)
    Proceeds from sale of property and equipment                            61,851                  43,260
    Payments for intangible assets                                               -                 (51,475)
    Collection of loans to officers                                              -                       -
    Proceeds from long-term contractual arrangement                         75,000                 115,230
                                                                    --------------          --------------
          Net cash used in investing activities                              6,811                (652,498)
                                                                    --------------          --------------
  Cash flows from financing activities
    Net change in line of credit                                        (1,198,766)               (227,114)
    Proceeds from long-term obligations                                          -                  25,486
    Principal payments of long-term debt                                   (26,392)                (86,704)
    Net proceeds from issuances of common stock and
      exercise of options and warrants                                   3,732,314               4,116,879
    Principal payments on capital lease obligations                       (142,573)               (111,358)
    Preferred dividends                                                          -                 (15,000)
                                                                    --------------          --------------
          Net cash provided by financing activities                      2,364,583               3,702,189
                                                                    --------------          --------------

  Effect of exchange rates on cash                                           1,473                 (14,576)
                                                                    --------------          --------------

Net increase in cash and cash equivalents                                  551,570                 494,925

Cash and cash equivalents at beginning of period                         1,212,473               2,696,542
                                                                    --------------          --------------

Cash and cash equivalents at end of period                          $    1,764,043          $    3,191,467
                                                                    ==============          ==============

The accompanying notes are an integral part of these financial statements.



                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(A) Basis of Presentation

The accompanying unaudited consolidated financial statements of LarsonoDavis Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31 1997. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 1998, its consolidated results of operations for the three months ended June 30, 1998 and 1997, and its consolidated results of operations and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three months and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998.


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


(C) Inventories

Inventories consist of the following:

                           June 30, 1998            December 31, 1997
                           -------------            -----------------
Raw materials              $   1,161,506              $   1,127,335
Work in process                  825,434                    700,055
Finished goods                   789,864                    804,172
                           -------------              -------------
                           $   2,776,804              $   2,631,562
                           =============              =============


(D) Subsequent Event

On July 1, 1997, the Company entered into a Technical Information Agreement and a Patent License Agreement with Lucent Technologies, Inc. (the "Agreement"). Under the Agreement, the Company held the sole rights, subject to certain overall technology sharing agreements amongst Lucent Technologies, AT&T, and NCR, to technologies related to the manufacture of particle analysis systems and related rights to market such systems. Using the technology licensed under the Agreements, coupled with other technology already owned or licensed, the Company intended to develop and, if successful, to manufacture and market a particle analysis mass spectrometer.

Under the Agreements, the Company was obligated to make an initial payment of $200,000 for the rights granted thereunder. Additionally, the Company is obligated to pay royalties equal to a percentage of the market value of items sold pursuant to the Agreements, subject to a minimum annual royalty ranging from $250,000 for the year ended June 30, 1999, to $600,000 for the year ended June 30, 2003. The Agreements have an initial term of six years, although the Company may effectively extend the Agreements thereafter by continuing to pay the percentage royalties, subject to a minimum annual royalty of $600,000.

The Company has been working closely with Lucent over the past two quarters to substantiate the performance specification of the technology and to assess the market potential of this technology in light of the final specification. The Company has concluded, that based on the market size for the product, the difficulties facing the semiconductor market currently, the required investment to bring the product to market, and the overall risk associated with the technology, not to proceed with this development project. Lucent has been apprised of the situation and negotiations have commenced to release the Company in full from its obligations due to the material change in circumstances since the original Agreement was signed.

In October 1995, the Company acquired all of the outstanding stock of Sensar Corporation ("Sensar"). At the time, the business contained within Sensar consisted of its Time of Flight technology as applied to its TOF 2000 instrumentation. The TOF 2000 has been distributed on an exclusive basis over the past three years by SAES Getters S.p.A., a global supplier of "Getter" filters. Unfortunately, this product has failed to meet its full potential in the market place and negotiations commenced in July, 1998, with SAES Getters, which may lead to the termination of the exclusive distribution arrangement.
The Company is now evaluating the future of the product and will make a decision concerning its long-term viability in the third quarter. Should the Company decide not to continue marketing the product, this would cause the Company to reevaluate the carrying value of certain of its assets.

In February 1998, the Company completed the private placement of 100 Units, each Unit consisting of 35 shares of 1998 Series A Preferred Stock (the "Preferred Stock") and 7,000 Warrants to purchase common stock, at a purchase price of $35,000 per unit. The Preferred Stock is now convertible at the election of the holder into that number of shares of common stock calculated by dividing $1,000 plus any accrued but unpaid dividends, by the lower of (i) $3.60 or (ii) 85% of the average closing price of the common stock for the ten trading days preceding the conversion.

On July 20,1998, the Company received notice of the intention of holders of
306.25 Units to convert. In accordance with the formula laid out above, the Company duly issued 229,054 shares of common stock. This represented approximately 1.8% of the total issued common stock of the Company prior to the conversion.


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

     This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, the market acceptance of products, the ability of the Company to successfully address technical and manufacturing problems in producing new products, the ability of the Company to enter into strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of the Company and the entities with which it has agreements, the ability of the Company to successfully protect and defend its intellectual rights, and the ability of the Company to generate sufficient revenue such that it can support its current cost structure without which the Company would need to obtain financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

     Over the course of the last four years, the Company has acquired the rights to a number of technologies from Brigham Young University ("BYU"), either directly from BYU or indirectly through its acquisition of Sensar Corporation. These technologies have now been developed into a number of sophisticated analytical instruments in addition to its historical acoustic and vibration business.

     The Company has recently launched three products into the market from these technology rights, the "Jaguar" mass spectrometer, the series 3000 "SFC," and the high-end electrical resistance monitor called "Crosscheck." Marketing of all these products commenced in the second quarter of this year and the Company is now generating revenue from each of them. As such, Sensar's research and development activity is currently focused towards applications of specific projects to support the Company's sales and marketing activity. Only limited new product development activity is anticipated for the remainder of this year.

     On the acoustics side, the Company continues to invest aggressively in new product development with the intention of upgrading the product line over the coming 18 months and improving its technical competitiveness. Several new products are planned for launch later this year and early 1999. The Company believes that this will help restore the Company's growth profile and improve its financial performance.

     The Company believes that the combination of the cost cutting initiatives which it introduced at the beginning of this year combined with revenue generation from the Sensar technologies will enable the Company to reduce its lossmaking performance to date, with the overall goal of bringing the Company to a profitable run rate towards the end of this year.

     While management of the Company continues to believe that it has developed a range of products designed to meet the needs of end users in several significant markets, the products currently being launched by the Company are designed for sophisticated applications which require significant after market attention, and there can be no assurance that the Company will be successful in its sales and marketing efforts due to the relative size of the Company in comparison to some of its competitors, or that alternative technologies may not be developed by some other entity that provide a more advantageous solution to the needs of the various industries targeted by the Company.

     Sales of the Company's TOF 2000 have been disappointing in 1998. This has been as a result of several factors, including the severe slow down in the semiconductor market affecting capital purchases, some product performance issues arising from shipments in 1997, and from structural changes within the market itself. The Company currently markets this product to the semi-conductor industry through SAES Getters S.p.A. ("SAES"). The Company has an exclusive agreement with SAES requiring certain minimum purchases of instruments. SAES did not meet its commitments in 1997 and is unlikely to do so in 1998. The Company has, therefore, entered into negotiations with SAES, which may lead to the termination of this exclusive agreement.

     The Company has recently terminated its marketing agreement with Weidemann. This agreement was terminated by mutual consent due to the lack of progress in commercializing the Company's Crosscheck technology for the utilities market. Specifically, the Company had hoped to be selling the Crosscheck technology for applications in the oil transformer market where the Crosscheck sensor can accurately indicate deterioration in oils over time. Since the termination of this agreement, the Company has approached several utility companies directly and has begun the process of product evaluation directly with the end user. In addition, the Company is continuing to work with a major pipeline company to develop a product for detecting the transition of oil within pipelines. These projects are at an early stage, however preliminary results appear promising. However, the successful commercialization of Crosscheck for this application is subject to a number of risks and unknowns, including final technical feasibility, market acceptance, and acceptable commercial terms.

     The Company is unable to fund its increased research, development, and other activities from operations and has sought and obtained equity financing, primarily from private placements to a small number of private investors, in order to meet these costs. This capital has been, and is currently being, used for various purposes, including research and development activities and general operations. It is anticipated the Company will continue to experience operating losses until the new products which have been brought to market begin to generate significantly large enough sales to substantially increase the Company's revenue. The Company currently has adequate resources to continue its development plans through the end of the fiscal year 1998, provided it continues to meet its forecast for revenues in the third and fourth quarters of 1998. Should the Company fail to meet its revenue generation goals, it would be unable to sustain its current level of overhead and would either need to reduce its commitment to certain projects or to raise additional financing. There can be no assurance as to the Company's ability to obtain such financing on terms favorable to it or on the timing of significant sales or as to the success of the products that may ultimately permit the Company to meet its obligations from operations.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1998 and 1997

Net Sales

     Net sales for the three months ended June 30, 1998 and 1997, were $2,421,203 and $2,147,647, respectively. This represents an overall increase of $273,556, or 12.7%, for 1998 as compared to 1997. The increase is due to higher unit sales for both the core acoustical product families and for the Sensar technologies, including the TOF 2000. No significant revenue was obtained from the Jaguar and SFC lines in this quarter. At June 30, 1998, the Company had an order backlog of $405,000.

Cost of Sales

     Cost of sales for the three months ended June 30, 1998, were $1,358,581, or 56.1% of net sales, compared to $1,158,085, or 53.9% of net sales, for the three months ended June 30, 1997. The increase in the cost of sales is attributable to the Sensar sales where additional costs have been expensed due to product upgrades for the TOF 2000. The acoustics division continues to see improved cost of sales due to the impact of cost reduction programs and efficiency gains.

     As the volume of products shipped from Sensar increases, it is anticipated that the cost of sales percentage will decrease as the impact of learning curve inefficiencies are worked through and more aggressive procurement activities can be introduced. In addition, the absorption of fixed overhead costs over a larger unit volume will also improve operating performance. These improvements are entirely dependent on the increased product demand from the launch of the new products outlined above.

Selling, General, and Administrative

     Selling, general, and administrative expenses decreased to $1,100,059, or 45.4% of net sales, for the three months ended June 30, 1998, compared to $1,500,499, or 69.9% of net sales, for the three months ended June 30, 1997.
The decrease in the dollar amount of selling, general, and administrative expenses was principally due to several factors, including headcount reduction, cost control, and more aggressive procurement practices. As product demand is achieved for products recently launched, selling, general, and administrative expenses as a percentage of net sales should decline. The Company will continue to invest in start-up marketing costs for the remaining six months of 1998 as it launches its new products.

Research and Development

     For the three months ended June 30, 1998, research and development costs were $739,036, or 30.5% of net sales, compared to $953,541, or 44.4% of net sales, for the three months ended June 30, 1997. The decrease in the amount of research and development over the prior period, as well as over recent historical levels, is due to several factors, including headcount reduction, cost control, and more aggressive procurement practices, as well as improved prototype management. It is anticipated that research and development costs will continue to decrease as a percentage of net sales, provided that the new products gain market acceptance and generate the revenue stream outlined above.

Comparison of Six Months Ended June 30, 1998 and 1997

Net Sales

     Net sales for the six months ended June 30, 1998 and 1997, were $4,777,341 and $4,352,345, respectively. This represents an overall increase of $424,996, or 9.8%, for 1998 as compared to 1997. The overall increase is the combination of a slight increase in sales of approximately $20,000 in the acoustical and vibration product families and an increase of approximately $405,000 in revenue from the Sensar products. Sales of acoustical and vibration products for the six months ended June 30, 1998, reflect the impact of the loss of business in the Asian market place offset by a strong performance in Europe and the impact of the successful launch of the 824 product.

     As mentioned above, the sales attributed to the Company's Sensar products have increased over last year comparative periods by approximately 46%. This increase is due to the placement of beta systems for the recently launched Jaguar and SFC products at discounted prices, as well as some additional income from the sale of Crosscheck units, SFC columns, and service related activity. The revenue from the Company's TOF 2000 products declined for the six months ended June 30, 1998, as compared to the same period to June 30, 1997.

Cost of Sales

     Cost of sales for the six months ended June 30, 1997, were $2,679,579, or 56.1% of net sales, compared to $2,366,452, or 54.4% of net sales, for the six months ended June 30, 1997. The increased level in costs of sales as a percentage of net sales is principally the result of the factors as discussed above.

Selling, General, and Administrative

     Selling, general, and administrative expenses decreased to $2,228,596, or 46.6% of net sales, for the six months ended June 30, 1998, compared to $2,862,524, or 65.8% of net sales, for the six months ended June 30, 1997. As discussed above, the decrease in the dollar amount of selling, general, and administrative expenses was principally due to several factors, including headcount reduction, cost control, and more aggressive procurement practices.
As product demand is achieved for products recently launched, selling, general, and administrative expenses as a percentage of net sales should decline in the future, although no assurance can be made that the Company will be successful in accomplishing such reduction.

Research and Development

     For the six months ended June 30, 1998, research and development costs were $1,597,815, or 33.4% of net sales, compared to $1,900,752, or 43.7% of net sales, for the six months ended June 30, 1997. As described above, the decrease in the amount of research and development over the prior period, as well as over recent historical levels, is due to several factors, including headcount reduction cost control, more aggressive procurement practices, and greater discipline over prototype activity. The Company anticipates that research and development costs will decline as a percentage of sales in the future as revenue is generated from the recently launched new products.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had total current assets of $6,318,016, including cash and cash equivalents of $1,764,043. The Company had total current liabilities of $2,449,532 resulting in working capital of $3,868,484 and a working capital ratio of 2.6 to 1. In early April, 1998, the Company repaid its line of credit which, immediately prior to such payoff, had a balance of $802,252 outstanding.

     The Company has significant long-term assets, including intangible assets totaling $2,901,172 principally related to product technology acquisition costs, license rights, software development costs, and goodwill. The intangible assets are being amortized over estimated useful lives ranging from five to fifteen years. On an ongoing basis, management reviews the valuation and amortization periods of these assets to determine possible impairment or changes in useful lives. Although management believes its estimates of useful lives and realizability of long-term assets are reasonable; there is no assurance that actual future results will not differ from current expectations. In the event of such a change in expectation, the carrying value or amortization period of the long-term assets would be adjusted which would affect the Company's results of operations in the period in which such adjustment occurred.

     The Company's primary source of cash for the six months ended June 30, 1998, was the gross proceeds from the exercise of warrants of approximately $400,000 and gross proceeds of $3,500,000 from the private placement of preferred stock and warrants.

     The Company's primary uses of cash for the six months ended June 30, 1998, were funds used in operations of $1,821,297 and the termination of the line of credit of $1,198,766. Management expects that in the short-term, the primary uses of cash will continue to be operations until such time as the Company moves to a trading level generating sufficient revenue to cause a breakeven level of operations.

     In 1993, the Company entered into a mortgage arrangement when it purchased its current plant. The terms of the mortgage involved a five-year balloon payment at the end of 1998. Included in Current Liabilities on the Balance Sheet is an amount of $720,196 representing current maturities of long-term debt. It is the current intention of management to renegotiate this payment into a longer term obligation and avoid the immediate cash flow drain. Management believes that the current market value of the land and property is substantially in excess of this amount and that a renegotiation should be possible. However, no assurance can be given that this renegotiation will be completed. In the absence of such renegotiation, the Company would need to raise additional financing to meet its short-term obligations.

     Management's goal is for the current cash balances to provide the Company with sufficient capital to fund its operations and development plans for the 1998 calendar year. However, the Company's ability to meet this goal depends on the successful generation of revenue in the third quarter and the fourth quarter of this year. As product demand is achieved, management believes that its long-term operating and capital requirements will be funded principally through cash generated from operations, supplemented as necessary from equity or long-term debt financing.


                                    PART II
                               OTHER INFORMATION


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an annual meeting of its shareholders on June 26, 1998, at which management's nominees were elected to serve as directors of the Company. The specific results are as follows:

                            Number of Votes         Number of Votes
      Nominee                     For                  Withheld
--------------------        ---------------         ---------------
Andrew C. Bebbington           10,995,332                5,188
Jeffrey S. Cohen               10,996,632                3,888
Sir Colin Dollery              10,988,120                7,183
Stanley Friedman               10,992,968                5,733


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

REPORTS ON FORM 8-K

     During the quarter ended June 30, 1998, the Company filed a report on Form 8-K dated May 1, 1998, reporting the appointment of non-executive directors.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Larson Davis Incorporated


Dated:  August 6, 1998                    By   /s/ Andrew C. Bebbington
                                            Andrew C. Bebbington, President
                                            (Chief Executive Officer and
                                            Principal Financial and
                                            Accounting Officer)