Form 10-Q
period 1998-09-30
LARSON DAVIS INC
filed 1998-10-15
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended  September 30, 1998

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

                         Yes               No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of October 13, 1998, the Issuer had 13,040,360 shares of its common stock, par value $0.001 per share, issued and outstanding.



                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

     Larson Davis Incorporated (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of September 30, 1998 (unaudited), and December 31, 1997 (the end of the Company's most recently completed fiscal year), and unaudited consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and unaudited consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1997.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                              September 30,            December 31,
                                                                   1998                     1997
                                                              -------------            -------------
ASSETS                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                   $   1,192,407            $   1,212,473
  Trade accounts receivable, net of
    allowance for doubtful accounts                               1,626,511                2,215,945
  Inventories                                                     2,146,822                2,631,562
  Other current assets                                               46,962                  100,460
                                                              -------------            -------------
    Total current assets                                          5,012,702                6,160,440

Property and equipment, net of
  accumulated depreciation
  and amortization                                                1,532,588                2,165,467

Assets under capital lease obligations,
  net of accumulated amortization                                   221,808                  681,576

Long-term contractual arrangement, net
  of accumulated cost recoveries                                          -                   87,500

Intangible assets, net of accumulated
  amortization                                                      399,151                3,100,447
                                                              -------------            -------------

                                                              $   7,166,249            $  12,195,430
                                                              =============            =============

The accompanying notes are an integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                              September 30,            December 31,
                                                                   1998                     1997
                                                              -------------            -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                           (unaudited)
Current liabilities:
  Line of credit                                              $           -            $   1,198,766
  Accounts payable                                                  458,483                1,080,624
  Accrued liabilities                                             1,076,829                1,518,147
  Current maturities of long-term debt                              709,363                   50,729
  Current maturities of capital lease obligations                   209,006                  218,649
                                                              -------------            -------------
    Total current liabilities                                     2,453,681                4,066,915

Long-term debt, less current maturities                              17,472                  716,697

Capital lease obligations, less current maturities                  126,093                  558,815
                                                              -------------            -------------

    Total liabilities                                             2,597,246                5,342,427
                                                              -------------            -------------

Commitments and contingencies                                             -                        -

Stockholders' equity:
  Preferred stock, $0.001 par value; authorized
    10,000,000 shares; issued and outstanding
    3,067 shares at September 30, 1998, and zero
    shares at December 31, 1997                                           3                        -

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    12,986,551 shares at September 30, 1998,
    and 12,125,393 shares at December 31, 1997                       12,987                   12,125

  Additional paid-in capital                                     30,708,272               26,097,332

  Accumulated deficit                                           (25,448,935)             (19,251,591)

  Notes receivable from exercise of options                        (774,684)                 (69,375)

  Cumulative foreign currency translation
    adjustment                                                       71,360                   64,512
                                                              -------------            -------------

    Total stockholders' equity                                    4,569,003                6,853,003
                                                              -------------            -------------

                                                              $   7,166,249            $  12,195,430
                                                              =============            =============

The accompanying notes are an integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                 Three months ended September 30,          Nine months ended September 30,
                                                ---------------------------------         ---------------------------------
                                                     1998                1997                  1998                 1997
                                                ------------         ------------         ------------         ------------
Net sales                                       $  2,085,510         $  2,320,405         $  6,862,851         $  6,672,750
                                                ------------         ------------         ------------         ------------

Costs and operating expenses:
  Cost of sales                                    1,067,263            1,125,664            3,746,842            3,492,116
  Research and development                           714,829            1,352,602            2,312,644            3,253,354
  Selling, general, and administrative             1,057,197            1,322,051            3,285,793            4,184,575
  Unusual charges                                  3,527,615                    -            3,527,615                    -
                                                ------------         ------------         ------------         ------------

                                                   6,366,904            3,800,317           12,872,894           10,930,045
                                                ------------         ------------         ------------         ------------

Operating loss                                    (4,281,394)          (1,479,912)          (6,010,043)          (4,257,295)
                                                ------------         ------------         ------------         ------------

Other income (expense):
  Interest income                                     32,745               31,189              110,032              124,002
  Interest expense                                   (28,199)             (73,847)            (116,165)            (216,284)
  Other, net                                         (47,299)              (2,968)            (103,851)               1,492
                                                ------------         ------------         ------------         ------------

                                                     (42,753)             (45,626)            (109,984)             (90,790)
                                                ------------         ------------         ------------         ------------

Loss before income taxes                          (4,324,147)          (1,525,538)          (6,120,027)          (4,348,085)

Income tax expense                                         -                    -                    -                    -
                                                ------------         ------------         ------------         ------------

Net loss                                        $ (4,324,147)        $ (1,525,538)        $ (6,120,027)        $ (4,348,085)
                                                ============         ============         ============         ============

Loss per common share:
  Basic                                         $      (0.34)        $      (0.13)        $      (0.49)        $      (0.38)
  Diluted                                              (0.34)               (0.13)               (0.49)               (0.38)

Weighted average common and common
  equivalent shares:
  Basic                                           12,780,784           11,610,518           12,560,991           11,382,960
  Diluted                                         12,780,784           11,610,518           12,560,991           11,382,960

The accompanying notes are an integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        Nine months ended September 30,
                                                                    --------------------------------------
                                                                         1998                     1997
                                                                    --------------          --------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Net loss                                                        $   (6,120,027)         $   (4,348,085)
    Adjustments to reconcile net loss to net cash used in
      operating activities
      Depreciation                                                         401,236                 364,323
      Amortization                                                         443,706                 508,923
      Provision for inventory write downs                                  659,174                       -
      Provision for impairment losses                                    2,786,733                       -
      Stock issued in payment of compensation                              148,313                  43,698
      Loss (gain) on sale of property and equipment                         44,441                  (3,818)
      Changes in assets and liabilities:
        Trade accounts receivable                                          631,897                  90,424
        Inventories                                                       (174,434)                207,671
        Other current assets                                              (111,328)               (141,759)
        Accounts payable                                                  (622,141)               (344,797)
        Accrued liabilities                                               (518,635)                 96,804
                                                                    --------------          --------------
          Net cash used in operating activities                         (2,431,065)             (3,526,616)
                                                                    --------------          --------------
  Cash flows from investing activities
    Purchase of property and equipment                                    (162,101)               (941,477)
    Proceeds from sale of assets                                           173,933                  42,679
    Payments for intangible assets                                         (20,179)                (83,019)
    Proceeds from long-term contractual arrangement                         87,500                 172,542
                                                                    --------------          --------------
          Net cash provided by (used in) investing
            activities                                                      79,153                (809,275)
                                                                    --------------          --------------
  Cash flows from financing activities
    Net change in line of credit                                        (1,198,766)                158,055
    Proceeds from long-term obligations                                          -                  25,486
    Principal payments of long-term debt                                   (40,591)                (98,909)
    Net proceeds from issuances of preferred and
      common stock and from exercise of options
      and warrants                                                       3,758,183               4,130,371
    Principal payments on capital lease obligations                       (193,828)               (189,652)
    Preferred dividends                                                          -                 (15,000)
                                                                    --------------          --------------
          Net cash provided by financing activities                      2,324,998               4,010,351
                                                                    --------------          --------------

  Effect of exchange rates on cash                                           6,848                 (30,592)
                                                                    --------------          --------------

Net decrease in cash and cash equivalents                                  (20,066)               (356,132)

Cash and cash equivalents at beginning of period                         1,212,473               2,696,542
                                                                    --------------          --------------

Cash and cash equivalents at end of period                          $    1,192,407          $    2,340,410
                                                                    ==============          ==============

The accompanying notes are an integral part of these financial statements.


                   LARSON DAVIS INCORPORATED AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(A) Basis of Presentation

The accompanying unaudited consolidated financial statements of Larson Davis Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 1998, its consolidated results of operations for the three months ended September 30, 1998 and 1997, and its consolidated results of operations and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three months and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998.

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

(C) Inventories

Inventories consist of the following:

                  September 30, 1998       December 31, 1997
                  ------------------       -----------------

Raw materials         $  975,023               $1,127,335
Work in process          583,721                  700,055
Finished goods           588,078                  804,172
                      ----------               ----------
                      $2,146,822               $2,631,562
                      ==========               ==========

(D) Unusual Charges

In October 1995, the Company acquired all of the outstanding stock of Sensar Corporation ("Sensar"). At the time, the business contained within Sensar consisted of its Time-of-Flight technology as applied to its TOF2000 instrumentation. The TOF2000 has been distributed on an exclusive basis over the past three years by SAES Getters S.p.A., a global supplier of "Getter" filters. Unfortunately, this product has failed to meet its full potential in the market place and negotiations commenced in July, 1998, with SAES Getters, which led by mutual agreement to the termination of the exclusive distribution arrangement during September 1998. The Company has been seeking alternative distributors for this product or to sell this technology as a whole, but to date has been unsuccessful for several reasons, including the aggressive downturn in the semiconductor market.

As a result of these events, the Company has evaluated the carrying value of assets associated with the TOF2000 product and has recorded non-cash charges in the quarter ended September 30, 1998, for approximately $3.5 million, principally representing the writeoff of intangible assets and surplus inventory associated with this technology.

(E) Technical Information and Patent License Agreements

On July 1, 1997, the Company entered into a Technical Information Agreement and a Patent License Agreement with Lucent Technologies, Inc. (the "Agreement"). Under the Agreement, the Company held the sole rights, subject to certain overall technology sharing agreements among Lucent Technologies, AT&T, and NCR, to technologies related to the manufacture of particle analysis systems and related rights to market such systems. Using the technology licensed under the Agreement, coupled with other technology already owned or licensed, the Company intended to develop and, if successful, to manufacture and market a particle analysis mass spectrometer.

Under the Agreement, the Company was obligated to make an initial payment of $200,000 for the rights granted thereunder. Additionally, the Company was obligated to pay royalties equal to a percentage of the market value of items sold pursuant to the Agreement, subject to a minimum annual royalty ranging from $250,000 for the year ended June 30, 1999, to $600,000 for the year ended June 30, 2003. The Agreement had an initial term of six years, although the Company could have effectively extended the Agreement thereafter by continuing to pay the percentage royalties, subject to a minimum annual royalty of $600,000.

The Company has been working closely with Lucent during 1998 to substantiate the performance specifications of the technology and to assess the market potential of this technology in light of the final specifications. The Company has concluded, based on the market size for the product, the difficulties facing the semiconductor market currently, the required investment to bring the product to market, and the overall risk associated with the technology, not to proceed with this development project. Lucent was apprised of the situation, and the Company and Lucent negotiated a termination of the Agreement during the quarter ended September 30, 1998. The termination agreement cancelled all financial obligations due to Lucent by the Company, including minimum fixed royalty payments of over $2 million. The termination agreement also provided that Lucent would purchase the prototype model for $100,000 that the Company had developed.

(F) Preferred Stock

In February 1998, the Company completed the private placement of 100 Units, each Unit consisting of 35 shares of 1998 Series A Preferred Stock (the "Preferred Stock") and 7,000 Warrants to purchase common stock, at a purchase price of $35,000 per unit. The Preferred Stock is now convertible at the election of the holders into that number of shares of common stock calculated by dividing $1,000 plus any accrued but unpaid dividends, by the lower of (i) $3.60 or (ii) 85% of the average closing price of the common stock for the ten trading days preceding the conversion.

During the quarter ended September 30, 1998, the Company received notice from holders of 433 shares of Preferred Stock for the conversion of their Preferred Stock into common stock of the Company. The 433 shares were converted into 411,248 shares of common stock.


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

     This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including the market acceptance of products, the ability of the Company to successfully address technical and manufacturing problems in producing new products, the ability of the Company to enter into strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of the Company and the entities with which it has agreements, the ability of the Company to successfully protect and defend its intellectual rights, and the ability of the Company to generate sufficient revenue such that it can support its current cost structure without which the Company would need to obtain financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

     During the course of 1998, the Company through its Sensar division completed the development of its SFC and Jaguar technology. In parallel with the development program, the Company has been searching for a trading partner for its mass spectrometer technology to provide additional distribution capability. Unfortunately, no such partnership was established during the quarter ended September 30, 1998. This forced the Company to begin direct selling of its products in competition with certain well established and entrenched multinational companies. The Company has now entered into negotiations with a potential partner that, if consummated, will provide the Company with increased distribution capability.

     During the quarter ended September 30, 1998, the Company experienced a sharp decline in the per share price of its common stock. This decline caused significant anxiety among the Company's customers regarding the long-term viability of the Company. In particular, several sales of the Company's more expensive high technology products were either cancelled or deferred due, at least in part, to this instability. The cancellation of these sales substantially impacted the third quarter revenues.

     On the acoustics side, the Company continues to invest aggressively in new product development with the intention of upgrading the product line over the coming 18 months and improving its technical competitiveness. Several new products are planned for launch later this year and early 1999. The Company believes that this will help restore the Company's growth profile and improve its financial performance. Significant improvement for the acoustics business has already been made based on a year-to-year comparison of results of operations.

     The Company has continued with its cost cutting initiatives which it introduced at the beginning of this year. The acoustics business is now operating profitably again and generating positive cash flow. Its gross margin has improved and the acoustics business is now poised to grow from a stable financial platform.

     On the Sensar side, the Company has reviewed each of the technologies in its portfolio and to the extent the technology cannot support its level of overhead in the short term, then appropriate cost cutting measures have been taken. As a result, the Company, by mutual consent, has terminated its agreement with Lucent Technologies, Inc., and with SAES Getters S.p.A., and reduced personnel and overhead accordingly.

     In the second quarter of 1998, the Company terminated its marketing agreement with Weidemann. Since the termination of this agreement, the Company has approached and is now working with two utility companies directly, and has begun the process of product evaluation directly with the end users. The Company is also continuing to work with a major pipeline company to develop a product for detecting the transition between petroleum products within pipelines. This product has now been specified and is expected to be available in the first quarter of 1999. However, the successful commercialization of CrossCheck for this application is subject to a number of risks and unknowns, including final technical feasibility, market acceptance, and acceptable commercial terms.

     The Company historically has been unable to fund its research, development, and other activities from operations and has sought and obtained equity financing, primarily from private placements to a small number of private investors, in order to meet these costs. This capital has been, and is currently being, used for various purposes, including research and development activities and general operations. It is anticipated the Company will continue to experience operating losses at least through the end of 1998, but on a reducing basis. The Company currently has adequate resources to continue its development plans through the end of the fiscal year 1998 and into 1999, provided it continues to meet its forecast for revenues for that period of time. Should the Company fail to meet its revenue generation goals, it would be unable to sustain its current level of overhead and would either need to reduce its commitment to certain projects or to obtain additional financing. There can be no assurance as to the Company's ability to obtain such financing on terms favorable to it. In addition, there can be no assurance as to the timing of increased sales or as to the success of the products that may ultimately permit the Company to meet its obligations from operations.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1998 and 1997

     Net Sales

     Net sales for the three months ended September 30, 1998 and 1997, were $2,085,510 and $2,320,405, respectively. This represents an overall decrease of $234,895, or 10.1%, for 1998 as compared to 1997. The net decrease is composed of an increase in acoustic sales of $243,688 for the current quarter compared to the corresponding quarter of 1997, or 15.2%, and a decrease in shipments of Sensar products of $478,583. The increase in acoustic sales is largely due to market acceptance of new products released during 1998 and to continued improvements in marketing efforts. The decline in Sensar sales was due to a decrease in product shipments during the quarter.

     At September 30, 1998, the Company had an order backlog of $486,000 relating principally to its acoustics business.

     Cost of Sales

     Cost of sales for the three months ended September 30, 1998, were $1,067,263, or 51.2% of net sales, compared to $1,125,664, or 48.5% of net sales, for the three months ended September 30, 1997. Acoustic cost of sales for the quarter as a percentage of acoustic sales improved from 50.6% in 1997 to 50.0% during the third quarter of 1998. Included in cost of sales for the acoustic business for the quarter was an increase in the inventory obsolescence reserves of approximately $168,000, which implies that the gross margin on acoustic sales has improved even further over the prior year. Cost of sales for Sensar as a percentage of its sales for the quarter increased to 60.0%, largely as a result of the absorption of certain fixed costs over decreased shipments.

     Selling, General, and Administrative

     Selling, general, and administrative expenses decreased to $1,057,197, or 50.7% of net sales, for the three months ended September 30, 1998, compared to $1,322,051, or 57.0% of net sales, for the three months ended September 30, 1997. The decrease in the dollar amount of selling, general, and administrative expenses principally continues to be due to several factors, including personnel reduction, cost control, and more aggressive procurement practices. The Company continues to reduce its overhead and to seek to balance its expenses with its expected sales revenue.

     Research and Development

     For the three months ended September 30, 1998, research and development costs were $714,829, or 34.3% of net sales, compared to $1,352,602, or 58.3% of net sales, for the three months ended September 30, 1997. The decrease in the amount of research and development over the prior period, as well as over recent historical levels, continues to be due to several factors, including personnel reduction, cost control, and more aggressive procurement practices, as well as improved prototype management.

     Unusual Charges

     During September 1998, the exclusive distribution arrangement between the Company and SAES Getters S.p.A. for the TOF2000 technology was terminated and no alternative distributor or buyer for this technology has been found. As a result of these events and the Company's evaluation of the carrying values of assets associated with this technology, the Company recognized unusual charges in the amount of $3,527,615 during the quarter ended September 30, 1998. The charges principally relate to the writeoff of intangible assets and surplus inventory associated with the TOF2000 technology.

Comparison of Nine Months Ended September 30, 1998 and 1997

     Net Sales

     Net sales for the nine months ended September 30, 1998 and 1997, were $6,862,851 and $6,672,750, respectively. On a year to date basis, acoustic sales represent 77.9% of total Company sales. Sales have increased by $190,101, or 2.8%, for 1998 as compared to 1997. The increase is principally due to an increase in acoustic sales of $264,772, or 4.9%, for the nine months ended September 1998 compared to 1997. The increase in acoustic sales is largely due to market acceptance of new products released during 1998 and to continued improvements in marketing efforts. Sensar shipments have declined slightly by $74,671 during the first nine months of 1998.

     Cost of Sales

     Cost of sales for the nine months ended September 30, 1998, were $3,746,842, or 54.6% of net sales, compared to $3,492,116, or 52.3% of net sales, for the nine months ended September 30, 1997. The increased level in costs of sales as a percentage of net sales is principally the result of the sales of beta instruments in the Sensar division for which the gross margin is less than a normal margin for commercial instruments. Cost of sales for acoustic products during the nine months ended September 30, 1998, improved from 49.7% in 1997 to 48.4%.

     Selling, General, and Administrative

     Selling, general, and administrative expenses decreased to $3,285,793, or 47.9% of net sales, for the nine months ended September 30, 1998, compared to $4,184,575, or 62.7% of net sales, for the nine months ended September 30, 1997. As discussed above, the decrease in the dollar amount of selling, general, and administrative expenses was principally due to several factors, including personnel reduction, cost control, and more aggressive procurement practices. Selling, general, and administrative expenses as a percentage of net sales should continue to decline in the future as the Company continues to seek to bring its expenses in line with its revenue estimates, although no assurance can be made that the Company will be successful in accomplishing such reduction.

     Research and Development

     For the nine months ended September 30, 1998, research and development costs were $2,312,644, or 33.7% of net sales, compared to $3,253,354, or 48.8% of net sales, for the nine months ended September 30, 1997. As described above, the decrease in the amount of research and development over the prior period, as well as over recent historical levels, is due to several factors, including personnel reduction, cost control, more aggressive procurement practices, and greater discipline over prototype activity.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had total current assets of $5,012,702, including cash and cash equivalents of $1,192,407. The Company had total current liabilities of $2,453,681, resulting in working capital of $2,559,021 and a working capital ratio of 2.0 to 1.

     The Company's primary source of cash for the nine months ended September 30, 1998, was from the issuance of preferred and common stock and from the exercise of options and warrants in the aggregate amount of $3,758,183.

     The Company's primary uses of cash for the nine months ended September 30, 1998, were funds used in operations of $2,431,065 and the termination of the line of credit of $1,198,766. Management expects that in the short-term, the primary use of cash will be in operations until such time as the Company moves to a sales level generating sufficient revenue to cause a breakeven level of operations.

     In 1993, the Company entered into a mortgage arrangement when it purchased its current plant. The terms of the mortgage involved a five-year balloon payment at January 1, 1999. Included in current maturities of long-term debt on the balance sheet is the balance of the mortgage in the amount of $695,747. It is the current intention of management to renegotiate this payment into a longer term obligation and avoid the immediate cash flow drain. Management believes that the current market value of the land and property is substantially in excess of this amount and that a renegotiation should be possible. However, no assurance can be given that this renegotiation will be completed. In the absence of such renegotiation, the Company would need to raise additional financing to meet this short-term obligation.

     Management's goal is for the current cash balances to provide the Company with sufficient capital to fund its operations and development plans for the remainder of 1998 and into 1999. As product demand is achieved, management believes that its long-term operating and capital requirements will be funded principally through cash generated from operations, supplemented as necessary from equity or long-term debt financing. However, the Company's ability to meet this goal depends on the successful generation of revenue during this time period.

YEAR 2000

     The Company has largely completed its assessment of Year 2000 issues that affect its business. As part of its assessment, the Company has evaluated its internal information systems, including its accounting, manufacturing, and networking software; its outside payroll service; its telecommunications systems; its file servers and workstations; and other applications software and instrumentation. The Company has sought and obtained verification from each of the vendors responsible for the software and hardware referred to above, indicating that the software and hardware is Year 2000 compliant. Where necessary, the Company has installed the software patches and upgrades provided by the vendor to make the systems Year 2000 compliant.

     The Company has also made an assessment of the products that it sells for Year 2000 compliance. In some cases, product firmware required modification to be Year 2000 compliant. The necessary modifications have been made for all products currently in the Company's product portfolio to be Year 2000 compliant. This upgraded firmware has been made available to customers, either through the Company's web site or through a program to update products that should be returned to the Company. Some of the Company's customers are using product versions that the Company will not support for Year 2000 issues. The Company is encouraging these customers to upgrade to current product versions that are Year 2000 compliant.

     The Company has also conducted a survey of its vendors for their Year 2000 compliance. The Company has obtained written verification that its significant vendors are either Year 2000 compliant or that they are on track to be fully compliant before the year 2000. The Company believes that there are no significant vendors that, if they failed to become Year 2000 compliant, could not be replaced with other vendors that are.

     While the Company believes that it has taken prudent steps to assess and mitigate the effects of Year 2000 issues, there can be no assurance that the systems of other companies with which the Company deals, or upon which the Company's internal systems rely, will not fail or have significant Year 2000 problems. The costs to the Company of making its assessment of Year 2000 compliance, including installing necessary patches and upgrades and upgrading its own firmware for its products has not been, nor is it expected to be, significant to its financial statements.


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

REPORTS ON FORM 8-K

     During the quarter ended September 30, 1998, the Company did not file a report on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Larson Davis Incorporated


Dated:  October 15, 1998                  By   /s/ Andrew C. Bebbington
                                            Andrew C. Bebbington, President
                                            (Chief Executive Officer and
                                            Principal Financial and
                                            Accounting Officer)