Form 10-Q/A
period 1998-03-31
LARSON DAVIS INC
filed 1999-02-18
CIK 789851

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


                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

     LarsonoDavis Incorporated (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of March 31, 1998 (unaudited), and December 31, 1997 (the end of the Company's most recently completed fiscal year), and unaudited consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1997.


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


                   LARSONoDAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                      Three months ended March 31,
                                                              ------------------------------------------
                                                                    1998                        1997
                                                              --------------              --------------
Net sales                                                     $    2,356,138              $    2,204,697
                                                              --------------              --------------

Costs and operating expenses:
  Cost of sales                                                    1,320,998                   1,208,367
  Research and development                                           858,779                     947,211
  Selling, general, and administrative                             1,128,537                   1,362,026
                                                              --------------              --------------

                                                                   3,308,314                   3,517,604
                                                              --------------              --------------

Operating loss                                                      (952,176)                 (1,312,907)
                                                              --------------              --------------

Other income (expense):
  Interest income                                                     34,100                      43,999
  Interest expense                                                   (66,652)                    (74,732)
  Other, net                                                         (61,269)                        559
                                                              --------------              --------------

                                                                     (93,821)                    (30,174)
                                                              --------------              --------------

Loss before income taxes                                          (1,045,997)                 (1,343,081)

Income tax expense                                                         -                           -
                                                              --------------              --------------

Net loss                                                      $   (1,045,997)             $   (1,343,081)
                                                              ==============              ==============

Loss per common share:
  Basic                                                       $        (0.14)             $        (0.12)
  Diluted                                                     $        (0.14)             $        (0.12)

Weighted average common and common equivalent
  shares:
  Basic                                                           12,524,589                  11,114,125
  Diluted                                                         12,524,589                  11,114,125

The accompanying notes are in integral part of these financial statements.


                   LARSONoDAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
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



                   LARSONoDAVIS INCORPORATED AND SUBSIDIARIES

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

For the three months ended March 31, 1998, net loss attributable to common shareholders includes a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1998 Series A Preferred Stock and related warrants (see Note E). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend is a one-time, non-cash charge and is amortized against the loss per common share for the period from the date of issuance of the 1998 Series A Preferred Stock through the date 90 days later when the securities are first convertible.

Basic and diluted loss per common share were calculated as follows:

                                                                               Three Months Ended March 31,
                                                                         --------------------------------------
                                                                               1998                    1997
                                                                         --------------          --------------
Net loss                                                                 $   (1,045,997)         $   (1,343,081)

Preferred dividends                                                             (18,278)                (11,250)

Imputed dividend from beneficial conversion feature                            (647,185)                      -
                                                                         --------------          --------------

Net loss attributable to common stockholders                             $   (1,711,460)         $   (1,354,331)
                                                                         ==============          ==============

Weighted average common and common equivalent shares                         12,524,589              11,114,125
                                                                         ==============          ==============

Loss per common share                                                    $        (0.14)         $        (0.12)
                                                                         ==============          ==============


(C) Inventories

Inventories consist of the following:

                            March 31, 1998            December 31, 1997
                            --------------            -----------------
Raw materials               $   1,415,539             $    1,127,335
Work in process                   668,381                    700,055
Finished goods                    584,438                    804,172
                            -------------             --------------
                            $   2,668,358             $    2,631,562
                            =============             ==============


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

                                          LarsonoDavis Incorporated


Dated:  February 17, 1999                 By   /s/ Andrew Bebbington
                                            Andrew Bebbington, President
                                            (Chief Executive Officer and
                                            Principal Financial and
                                            Accounting Officer)