Form 10-Q/A
period 1998-06-30
LARSON DAVIS INC
filed 1999-02-18
CIK 789851

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


                   LARSONoDAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                   Three months ended June 30,                Six months ended June 30,
                                                ---------------------------------         ---------------------------------
                                                     1998                 1997                 1998                 1997
                                                ------------         ------------         ------------         ------------
Net sales                                       $  2,421,203         $  2,147,647         $  4,777,341         $  4,352 345
                                                ------------         ------------         ------------         ------------

Costs and operating expenses:
  Cost of sales                                    1,358,581            1,158,085            2,679,579            2,366,452
  Research and development                           739,036              953,541            1,597,815            1,900,752
  Selling, general, and administrative             1,100,059            1,500,499            2,228,596            2,862,524
                                                ------------         ------------         ------------         ------------

                                                   3,197,676            3,612,125            6,505,990            7,129,728
                                                ------------         ------------         ------------         ------------

Operating loss                                      (776,473)          (1,464,478)          (1,728,649)          (2,777,383)
                                                ------------         ------------         ------------         ------------

Other income (expense):
  Interest income                                     43,187               48,814               77,287               92,813
  Interest expense                                   (21,314)             (67,705)             (87,966)            (142,437)
  Other, net                                           4,717                3,901              (56,552)               4,460
                                                ------------         ------------         ------------         ------------

                                                      26,590              (14,990)             (67,231)             (45,164)
                                                ------------         ------------         ------------         ------------

Loss before income taxes                            (749,883)          (1,479,468)          (1,795,880)          (2,822,547)

Income tax expense                                         -                    -                    -                    -
                                                ------------         ------------         ------------         ------------

Net loss                                        $   (749,883)        $ (1,479,468)        $ (1,795,880)        $ (2,822,547)
                                                ============         ============         ============         ============

Loss per common share:
  Primary                                       $      (0.11)        $      (0.13)        $      (0.25)        $      (0.25)
  Fully diluted                                        (0.11)               (0.13)               (0.25)               (0.25)

Weighted average common and common
  equivalent shares:
  Primary                                         12,546,044           11,418,781           12,449,273           11,267,295
  Fully diluted                                   12,546,044           11,418,781           12,449,273           11,267,295

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

For the three and six months ended June 30, 1998, net loss attributable to common shareholders includes a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1998 Series A Preferred Stock and related warrants. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend is a one-time, non-cash charge and is amortized against the loss per common share for the period from the date of issuance of the 1998 Series A Preferred Stock through the date 90 days later when the securities are first convertible.

Basic and diluted loss per common share were calculated as follows:

                                                    Three Months Ended June 30,                Six Months Ended June 30,
                                                 ---------------------------------         ----------------------------------
                                                      1998                 1997                 1998                  1997
                                                 ------------         ------------         -------------         ------------
Net loss                                         $   (749,883)        $ (1,479,468)        $  (1,795,880)        $ (2,822,547)

Preferred dividends                                   (34,642)              (3,750)              (52,920)             (15,000)

Imputed dividend from beneficial conversion
  feature                                            (592,105)                   -            (1,239,290)                   -
                                                 ------------         ------------         -------------         ------------

Net loss attributable to common stockholders     $ (1,376,630)        $ (1,483,218)        $  (3,088,090)        $ (2,837,547)
                                                 ============         ============         =============         ============

Weighted average common and common
  equivalent shares                                12,546,044           11,418,781            12,449,273           11,267,295
                                                 ============         ============         =============         ============

Loss per common share                            $      (0.11)        $      (0.13)        $       (0.25)        $      (0.25)
                                                 ============         ============         =============         ============


(C) Inventories

Inventories consist of the following:

                            June 30, 1998           December 31, 1997
                           --------------           -----------------
Raw materials              $   1,161,506            $   1,127,335
Work in process                  825,434                  700,055
Finished goods                   789,864                  804,172
                           -------------            -------------
                           $   2,776,804            $   2,631,562
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

                                          LarsonoDavis Incorporated


Dated:  February 17, 1999                 By   /s/ Andrew C. Bebbington
                                            Andrew C. Bebbington, President
                                            (Chief Executive Officer and
                                            Principal Financial and
                                            Accounting Officer)