Form 10-Q/A
period 1998-09-30
LARSON DAVIS INC
filed 1999-02-18
CIK 789851

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


                   LARSONoDAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                              September 30,             December 31,
                                                                   1998                     1997
                                                             --------------           --------------
                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $    1,192,407           $    1,212,473
  Trade accounts receivable, net of
    allowance for doubtful accounts                               1,626,511                2,215,945
  Inventories                                                     2,146,822                2,631,562
  Other current assets                                               46,962                  100,460
                                                             --------------           --------------
    Total current assets                                          5,012,702                6,160,440

Property and equipment, net of
  accumulated depreciation
  and amortization                                                1,532,588                2,165,467

Assets under capital lease obligations,
  net of accumulated amortization                                   221,808                  681,576

Long-term contractual arrangement, net
  of accumulated cost recoveries                                          -                   87,500

Intangible assets, net of accumulated
  amortization                                                      399,151                3,100,447
                                                             --------------           --------------

                                                             $    7,166,249           $   12,195,430
                                                             ==============           ==============

The accompanying notes are an integral part of these financial statements.


                   LARSONoDAVIS INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                              September 30,             December 31,
                                                                   1998                     1997
                                                             --------------           --------------
LIABILITIES AND STOCKHOLDERS' EQUITY                           (unaudited)
Current liabilities:
  Line of credit                                             $            -           $    1,198,766
  Accounts payable                                                  458,483                1,080,624
  Accrued liabilities                                             1,076,829                1,518,147
  Current maturities of long-term debt                              709,363                   50,729
  Current maturities of capital lease obligations                   209,006                  218,649
                                                             --------------           --------------
    Total current liabilities                                     2,453,681                4,066,915

Long-term debt, less current maturities                              17,472                  716,697

Capital lease obligations, less current maturities                  126,093                  558,815
                                                             --------------           --------------

    Total liabilities                                             2,597,246                5,342,427
                                                             --------------           --------------

Commitments and contingencies                                             -                        -


Stockholders' equity:
  Preferred stock, $0.001 par value; authorized
    10,000,000 shares; issued and outstanding
    3,067 shares at September 30, 1998, and zero
    shares at December 31, 1997                                           3                        -

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    12,986,551 shares at September 30, 1998,
    and 12,125,393 shares at December 31, 1997                       12,987                   12,125

  Additional paid-in capital                                     30,708,272               26,097,332

  Accumulated deficit                                           (25,448,935)             (19,251,591)

  Notes receivable from exercise of options                        (774,684)                 (69,375)

  Cumulative foreign currency translation
    adjustment                                                       71,360                   64,512
                                                             --------------           --------------

    Total stockholders' equity                                    4,569,003                6,853,003
                                                             --------------           --------------

                                                             $    7,166,249           $   12,195,430
                                                             ==============           ==============

The accompanying notes are an integral part of these financial statements.


                   LARSONoDAVIS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                 Three months ended September 30,         Nine months ended September 30,
                                                ---------------------------------         -------------------------------
                                                     1998                 1997                 1998                 1997
                                                ------------         ------------         ------------         ------------
Net sales                                       $  2,085,510         $  2,320,405         $  6,862,851         $  6,672,750
                                                ------------         ------------         ------------         ------------

Costs and operating expenses:
  Cost of sales                                    1,558,145            1,125,664            4,237,724            3,492,116
  Research and development                           714,829            1,352,602            2,312,644            3,253,354
  Selling, general, and administrative             1,057,197            1,322,051            3,285,793            4,184,575
  Unusual charges                                  3,036,733                    -            3,036,733                    -
                                                ------------         ------------         ------------         ------------

                                                   6,366,904            3,800,317           12,872,894           10,930,045
                                                ------------         ------------         ------------         ------------

Operating loss                                    (4,281,394)          (1,479,912)          (6,010,043)          (4,257,295)
                                                ------------         ------------         ------------         ------------

Other income (expense):
  Interest income                                     32,745               31,189              110,032              124,002
  Interest expense                                   (28,199)             (73,847)            (116,165)            (216,284)
  Other, net                                         (47,299)              (2,968)            (103,851)               1,492
                                                ------------         ------------         ------------         ------------

                                                     (42,753)             (45,626)            (109,984)             (90,790)
                                                ------------         ------------         ------------         ------------

Loss before income taxes                          (4,324,147)          (1,525,538)          (6,120,027)          (4,348,085)

Income tax expense                                         -                    -                    -                    -
                                                ------------         ------------         ------------         ------------

Net loss                                        $ (4,324,147)        $ (1,525,538)        $ (6,120,027)        $ (4,348,085)
                                                ============         ============         ============         ============

Loss per common share:
  Basic                                         $      (0.34)        $      (0.13)        $      (0.59)        $      (0.38)
  Diluted                                              (0.34)               (0.13)               (0.59)               (0.38)

Weighted average common and common
  equivalent shares:
  Basic                                           12,780,784           11,610,518           12,560,991           11,382,960
  Diluted                                         12,780,784           11,610,518           12,560,991           11,382,960

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

For the nine months ended September 30, 1998, net loss attributable to common shareholders includes a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1998 Series A Preferred Stock and related warrants. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend is a one-time, non-cash charge and is amortized against the loss per common share for the period from the date of issuance of the 1998 Series A Preferred Stock through the date 90 days later when the securities are first convertible.

Basic and diluted loss per common share were calculated as follows:

                                                  Three Months Ended September 30,          Nine Months Ended September 30,
                                                 ---------------------------------         ----------------------------------
                                                      1998                 1997                 1998                  1997
                                                 ------------         ------------         -------------         ------------
Net loss                                         $ (4,324,147)        $ (1,525,538)        $  (6,120,027)        $ (4,348,085)

Preferred dividends                                   (24,397)                   -               (77,317)             (15,000)

Imputed dividend from beneficial conversion
  feature                                                   -                    -            (1,239,290)                   -
                                                 ------------         ------------         -------------         ------------

Net loss attributable to common stockholders     $ (4,348,544)        $ (1,525,538)        $  (7,436,634)        $ (4,363,085)
                                                 ============         ============         =============         ============

Weighted average common and common
equivalent shares                                  12,780,784           11,610,518            12,560,991           11,382,960
                                                 ============         ============         =============         ============

Loss per common share                            $      (0.34)        $      (0.13)        $       (0.59)        $      (0.38)
                                                 ============         ============         =============         ============


(C) Inventories

Inventories consist of the following:

                           September 30, 1998           December 31, 1997
                           ------------------           -----------------
Raw materials              $     975,023                $   1,127,335
Work in process                  583,721                      700,055
Finished goods                   588,078                      804,172
                           -------------                -------------
                           $   2,146,822                $   2,631,562
                           =============                =============


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

     Cost of Sales

     Cost of sales for the three months ended September 30, 1998, were $1,558,145, or 74.7% of net sales, compared to $1,125,664, or 48.5% of net sales, for the three months ended September 30, 1997. The principal cause of the increase in cost of sales as a percentage of sales were inventory adjustments in the quarter of approximately $491,000 in connection with the discontinuance of the TOF2000 product line. Acoustic cost of sales for the quarter as a percentage of acoustic sales improved from 50.6% in 1997 to 50.0% during the third quarter of 1998. Included in cost of sales for the acoustic business for the quarter was an increase in the inventory obsolescence reserves of approximately $168,000, which implies that the gross margin on acoustic sales has improved even further over the prior year.

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

     Cost of Sales

     Cost of sales for the nine months ended September 30, 1998, were $4,237,724, or 61.7% of net sales, compared to $3,492,116, or 52.3% of net sales, for the nine months ended September 30, 1997. The increased level in costs of sales as a percentage of net sales is principally the result of inventory adjustments in the third quarter of approximately $491,000 in connection with the discontinuance of the TOF2000 product line and also due to the sales of TOF2000 and beta Jaguar and SFC instruments in the Sensar division for which the gross margin was less than normal margins for commercial instruments. Cost of sales for acoustic products during the nine months ended September 30, 1998, decreased from 49.7% in 1997 to 48.4% largely as a result of personnel reductions in manufacturing overhead of four full-time and three part-time positions.

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

YEAR 2000

     The Company has largely completed its assessment of Year 2000 issues that affect its business. As part of its assessment, the Company has evaluated its internal information systems, including its accounting, manufacturing, and networking software; its outside payroll service; its telecommunications systems; its file servers and workstations; and other applications software and instrumentation. The Company also reviewed its noninformation technology systems, including bench-top tools, environmental chambers, and laboratory equipment. The Company has sought and obtained verification from each of the vendors responsible for the software and hardware referred to above, indicating that the software and hardware is Year 2000 compliant. Where necessary, the Company has installed the software patches and upgrades provided by the vendor to make the systems Year 2000 compliant.

     The Company has also made an assessment of the products that it sells for Year 2000 compliance. In some cases, product firmware required modification to be Year 2000 compliant. The necessary modifications have been made for all products currently in the Company's product portfolio to be Year 2000 compliant. This upgraded firmware has been made available to customers, either through the Company's web site or through a program to update products that should be returned to the Company. Some of the Company's customers are using product versions that the Company will not support for Year 2000 issues. The Company is encouraging these customers to upgrade to current product versions that are Year 2000 compliant. The Company is currently on track to complete all necessary modifications prior to December 31, 1999. The Company has spent an estimated $25,000 in these efforts to date and has budgeted an additional $8,000 for the remainder of 1999.

     The Company has also conducted a survey of its business partners and vendors for their Year 2000 compliance. The Company has obtained written verification that all business partners and significant vendors are either Year 2000 compliant or that they are on track to be fully compliant before the year 2000. The Company believes that there are no significant vendors that, if they failed to become Year 2000 compliant, could not be replaced with other vendors that are.

     Based on its review and the steps it has taken to date, the Company has not adopted a formal Year 2000 contingency plan to address unresolved or undetected issues. While the Company believes that it has taken prudent steps to assess and mitigate the effects of Year 2000 issues, there can be no assurance that the systems of other companies with which the Company deals, or upon which the Company's internal systems rely, will not fail or have significant Year 2000 problems. In such event, significant technical resources could be diverted from the Company's ongoing development work and technical support functions until such issues were resolved. The costs to the Company of making its assessment of Year 2000 compliance, including installing necessary patches and upgrades and upgrading its own firmware for its products has not been, nor is it expected to be, significant to its financial statements.


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