Form 10-K
period 1998-12-31
LARSON DAVIS INC
filed 1999-04-01
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     As of March 26, 1999, there were 13,392,562 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $4,596,000, computed at the closing quotation for the Issuer's common stock of $0.34375 as of March 26, 1999.

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



                               TABLE OF CONTENTS



Item Number and Caption                                                                                 Page
-----------------------                                                                                 ----
PART I

1.       Business.....................................................................................    3

2.       Properties...................................................................................    9

3.       Legal Proceedings............................................................................    9

4.       Submission of Matters to a Vote of Security Holders..........................................   10

PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters........................   11

         Unaudited Pro Forma Consolidated Financial Statements........................................   13

6.       Selected Financial Data......................................................................   18

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........   20

8.       Financial Statements and Supplementary Data..................................................   31

9.       Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure...................................................................................   31

PART III

10.      Directors and Executive Officers of the Registrant...........................................   32

11.      Executive Compensation.......................................................................   34

12.      Security Ownership of Certain Beneficial Owners and Management...............................   40

13.      Certain Relationships and Related Transactions...............................................   42

PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................   43

SIGNATURES............................................................................................   48

                                     PART I

                               ITEM 1.  BUSINESS

GENERAL

     The Company is engaged in the design, development, manufacturing, and marketing of analytical instruments and has invested substantial sums in the research and development of certain technologies over the past three years to bring them to market.

     On November 30, 1998, the Company entered into a definitive agreement to sell its acoustics business to PCB Group, Inc. ("PCB"), in order to raise additional working capital and to allow the Company to focus on its chemical analysis business. This transaction was approved at the special meeting of shareholders held March 18, 1999, and completed March 31, 1999. The business of the Company is now focused upon the successful commercialization of two technologies, the Jaguar Time-of-Flight mass spectrometer and the CrossCheck resistivity monitor. The Jaguar TOF mass spectrometer and CrossCheck are both recently introduced products. The Jaguar TOF mass spectrometer provided approximately 6% of the Company's revenue in the year ended December 31, 1998. The contribution to revenues from the CrossCheck technology have been negligible to date.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-K contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including the completion of product enhancements in accordance with its contractual requirements, the completion of commercial products within projected time frames, the market acceptance of products, the ability of the Company to successfully address technical and manufacturing problems in producing new products, the Company's ability to enter into favorable strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of the Company and the entities with which it has agreements, the success of the Company in developing its technology and designing and constructing products based on that technology, the ability of the Company to successfully protect its patent rights to prevent competitors from benefiting from the technology, the ability of the Company to compete with larger, more established entities, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

TOF MASS SPECTROMETER TECHNOLOGY

     Mass spectrometry is an important technique for the analysis of chemicals in a wide variety of industries such as pharmaceutical, biotechnology, chemical, polymer and consumer products. Mass spectrometry is used to identify unknown chemicals, quantify known materials, and to determine the structural and chemical properties of molecules. TOF mass spectrometry is currently one of the fastest growing mass spectrometry techniques. It determines the mass-to-charge ratio of ions by measuring the time it takes for the ion to reach the detector.

     Sensar launched its Jaguar TOF Mass Spectrometer in the second quarter of 1998. Jaguar is based upon Sensar technology found in the TOF2000 (a discontinued product) as well as new developments for which Sensar has received or is seeking patent coverage. Designed as a detector for liquid chromatography, Jaguar establishes a new standard for speed, sensitivity, and dynamic range for liquid chromatography-mass spectrometers (LC-MS). LC-MS is a rapidly growing technique used in the pharmaceutical and biotechnology industries for drug discovery, combinatorial chemistry, metabolic, and degradation profiling of pharmaceuticals, peptide mapping and protein sequencing, and quality assurance.

     Mass spectrometry instruments such as the Jaguar are sophisticated instruments with a significant initial purchase price and customer requirements for ongoing support. The Company believes that a major impediment to the successful commercialization of its Jaguar TOF product was the lack of an existing distribution structure and an established, long-term participant in the industry. Consequently, the Company actively sought an industry partner to assist in the marketing and support of the Jaguar. The Company was successful in identifying and negotiating an arrangement with JEOL USA, Inc., a wholly-owned subsidiary of JEOL, Inc., in December 1998. This is a five-year partnership under which JEOL will have exclusive marketing rights to North and South America on the meeting of certain minimum purchase requirements. The parties established benchmarks for certain improvements to the Jaguar instrument to be made by the Company that will enhance the function and performance of the product. The Company has completed the initial improvements and one unit was shipped to JEOL in January 1999. Based on the Company's ongoing ability to complete further enhancements, JEOL is obligated to purchase a fixed number of units in each year under the terms of the contract.

     The Company is also negotiating a similar agreement with a European partner to distribute the product in Europe and is actively seeking partners for the Asian market. While the Company's partners have indicated their belief in the market acceptance of this product, the Company will, to a large extent, be dependent on its partners' efforts in realizing the potential value associated with this business.

CROSSCHECK TECHNOLOGY

     The Company holds the exclusive license to a technology utilized in its "CrossCheck" products, a process used to measure resistance of materials in real time. The technology differs from other devices that also measure resistance in that CrossCheck is a compact device operating on low voltage alternating current that has the ability to measure resistance to very high levels. CrossCheck is potentially of interest across a wide industrial base. For example, CrossCheck has been successfully applied to determine the curing characteristics of paints, coatings and epoxy materials. As these materials cure, the chemical changes that occur cause a detectable change in the measured resistance. Disposable probes can be quickly coated with the material to be monitored; CrossCheck then provides real-time data that is used to evaluate the quality and characteristics of the material under test. CrossCheck can also be used to monitor liquids in pipelines and tankage. Measurement of the bulk resistance of liquids provides information that can be used to determine when chemical changes may have occurred in the liquid or when a different liquid may have been introduced into the transmission stream. The Company is actively pursuing placement of prototype instruments within key industrial and university sites. Results from these evaluations have been used to refine the design for production models of the CrossCheck technology.

LICENSED TECHNOLOGY

     Pursuant to an agreement dated August 15, 1995, the Company licensed its technology related to the airport noise monitoring systems software to Harris, Miller, Miller & Hansen, Inc. ("HMMH"). Under the terms of the agreement, HMMH was obligated to pay an annual royalty of $150,000 to the Company, plus a varying royalty of 2.5% to 4% of gross revenues. This agreement resulted in royalties to the Company of $253,000 for the year ended December 31, 1998, and $266,000 for the year ended December 31, 1997.

     HMMH has recently provided the Company with a letter terminating the agreement as of May 18, 1999. On termination, HMMH is obligated to transfer the technology, plus any enhancements and improvements, and the airport noise monitoring maintenance contracts that rely on the technology, to the Company. Based on HMMH's termination, the Company is actively seeking to sell the intellectual property and the maintenance contracts. If the Company is unable to negotiate a sale, it will evaluate the existing contracts to which HMMH is a party, the potential for revenues from the application of the intellectual property, the potential for profitable operations, and the risks involved.
Based on this evaluation, the Company may elect to assume the contracts or may elect to permit HMMH to continue to service the contracts, without a royalty obligation to the Company. The Company is currently unable to predict whether a new agreement will be negotiated with HMMH, whether the Company will be successful in selling its position, or whether the Company will assume the contractual obligations of HMMH.

PATENTS AND TRADEMARKS

     The technology owned or licensed by the Company is proprietary in nature. The Company is the exclusive licensee of key patents belonging to Brigham Young University regarding Jaguar and CrossCheck. Sensar has obtained additional patents through its own development efforts that are the sole property of the Company. The Company's key patents expire at various times from 2010 through 2016. The technology contained in these patents results in the competitive advantages of the Sensar products. The Company believes that patents are an important part of doing business in the analytical instrument industry and intends to continue to seek patents and to use other methods to seek to protect all of its intellectual property from unauthorized use. The Company is currently in negotiation with one of its competitors regarding the possible infringement of one of its patents.

MANUFACTURING AND ASSEMBLY

     The Company agreed to sell its manufacturing facilities in connection with the sale of the acoustics business. However, this portion of the transaction has been delayed in order to provide the Company with an opportunity to seek to resolve certain title issues unacceptable to the buyer. (See discussion under "ITEM 2. PROPERTIES.") In order to ensure Sensar's capability to meet expected product demand, Sensar entered into a Manufacturing Agreement with PCB covering the anticipated manufacturing needs of the Company for 1999.

MARKETING AND DISTRIBUTION

     The Company has recently entered into a Technical Development and Marketing Agreement with JEOL in respect to its Jaguar technology. This is a five-year agreement initially covering both North and South America. For the year ended December 1999, JEOL has obligations to purchase at least 12 units while product development is ongoing. For the years ended 2000 and 2001, the targeted number of units increases substantially.

     The Company is also in the process of appointing distributors for Europe and Asia which will augment the minimum number of units to be sold in the coming year.

     The Company's CrossCheck technology is currently being included in certain catalogs. It is anticipated that the product will be included in other catalogs in 1999. In addition, the Company continues to seek other alternative sources of distribution for certain specific niche markets.

BACKLOG

     As of December 31, 1998, the Company had an order backlog for the chemical analysis instrumentation believed to be firm of approximately $180,000, which is not reflected in the financial statements included elsewhere herein. This compares to a backlog at December 31, 1997, of approximately $400,000.

COMPETITION

     The Jaguar product competes in a substantial segment of the multi-billion analytical instrument market. The competition in this mass spectrometry market segment is intense. Acquisitions in the past year in the mass spectrometry segment involving large instrument companies seeking to add TOF mass spectrometer capabilities will have a great effect on the competitive landscape in the near future. These acquisitions, however, demonstrate the strong market demand for TOF mass spectrometer products such as the Jaguar. The Jaguar product is competitive with the limited number of TOF mass spectrometers currently on the market and offers advantages in the areas of speed, sensitivity, and price. The Company believes that with the distribution agreement with JEOL it will be able to compete effectively against significantly larger competitors. The JEOL agreement provides the Company with substantial sales and marketing resources to compete with the larger players in the industry. Competition in the CrossCheck market is much less intense where currently there are no companies that market hand-held resistivity meters such as CrossCheck.

GOVERNMENTAL REGULATION

     The products of the Company are not subject to the authority of a specific governmental regulatory agency and do not generally require approval or certification by such agencies. They are, however, compliant to general industry standards such as "Underwriters Laboratories," "CE Mark," and FCC regulations (where appropriate). There are no existing, or to the knowledge of the Company, pending governmental regulations, that would have a material effect on the business conducted by the Company.

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

MAJOR CUSTOMERS AND FOREIGN SALES

     In 1998, the Company made a small number of placements of its Jaguar and CrossCheck products. There are, therefore, no major customers upon which the business is dependent and only limited export sales.

PERSONNEL

     As of December 31, 1998, the Company had 76 full-time employees, 27 of which were involved in professional or technical development of products, 28 in manufacturing, 13 in marketing and sales, and 8 in administrative and clerical. The majority of these employees were terminated by the Company in connection with the sale of the acoustics business to PCB. These employees were offered employment by PCB at the manufacturing facility previously owned by the Company. The Company currently has 20 full-time employees of which 12 are involved in the technical development of the products, 6 in sales and administration, and 2 in production. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

HISTORICAL OPERATIONS

     The Company was engaged in the acoustics and vibration instrumentation industry prior to the sale of this business to PCB. (See "ITEM 1. BUSINESS:
General," "UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS," and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.") The acoustic and vibration products of the Company focused on precision measurement instruments for use in a variety of industries, including environmental monitoring, product design and improvement, structural dynamics, medical applications, professional sound, and defense and government.

Patents and Trademarks

     The Company held patents covering certain aspects of its acoustical and vibration measurement instrumentation that were transferred to PCB in connection with the sale.

Manufacturing and Assembly

     The Company owned its manufacturing facility for the acoustics instrumentation manufacturing and performed most of its manufacturing directly. The Company has agreed to transfer this facility to PCB Group, Inc., in connection with the sale of the acoustics business. (See "ITEM 2. PROPERTIES.")

Marketing and Distribution

     The Company marketed its acoustics and vibration hardware products primarily through independent manufacturer's representatives in the United States and stocking distributors throughout the rest of the world. The Company believes that the marketing of the acoustics products will be primarily through the in-house distribution organization of PCB.

Backlog

     As of December 31, 1998, the Company had an order backlog believed to be firm of approximately $632,000 for acoustics and vibration equipment as compared to a backlog at December 31, 1997, of approximately $674,000.

BUSINESS HISTORY

     During recent years, the Company has been involved in a number of significant business changes as follows:

     June 1994--The Company acquired substantially all of the intangible assets of a privately-held Massachusetts corporation related to the airport noise monitoring industry. Also purchased were the rights to approximately 25 contracts for the installation, maintenance, and support of airport noise monitoring systems. In August 1995, the Company entered into an agreement to transfer the airport noise monitoring operations to an established consulting firm engaged in the transportation industry and licensed its proprietary software to this firm. The Company also transferred the management of substantially all of its airport contracts to the consulting firm and agreed not to compete within the industry. The consulting firm recently indicated its intention to terminate this license as of May 18, 1999.

     June 1994--With the return of the minority interest in LarsonoDavis Info, Inc. ("Info"), a subsidiary of the Company, held by Commerce Clearing House, the Company discontinued the operations of two of its software based subsidiaries, Info and Advantage Software, Inc. Management terminated the business of these subsidiaries and reduced the carrying value of the related assets to zero.

     October 1995--The Company acquired all of the outstanding stock of Sensar Corporation.

     November 1997--Senior management of the Company was reorganized, with three of the five directors resigning and the Company employing a new executive management team. The Company recognized restructuring and other charges in connection with this change.

     1998--The Company implemented a number of cost cutting measures, terminating a development project with Lucent Technologies, terminating a distribution arrangement with SAES Getters S.p.A. and discontinuing its TOF 2000 product, and selling its Supercritical Fluid Chromatography technology to a group of former employees.

     March 1999--The Company completed the sale of its acoustics instrumentation business to PCB.


                              ITEM 2.  PROPERTIES

     The Company agreed to sell its administrative and manufacturing facilities in Provo, Utah, to PCB in connection with the sale of the acoustics business. However, certain issues have arisen during the due diligence investigation that has delayed this sale. The Company has entered into a short-term lease agreement with PCB. The parties anticipate that this arrangement will be temporary and that the anticipated sale of the property to PCB will close in the near future. The facilities consist of 13,200 square feet of administrative, engineering, and research and development space and approximately 11,500 square feet of manufacturing, storage, and shipping space. These facilities, less the approximately 16% occupied by the Company's Sensar Division, are currently leased to PCB for a monthly lease payment of $7,495.00. The Company has the right to utilize a portion of the space for its Sensar operations until December 31, 1999.

     The Company recently terminated its lease of facilities in which the Sensar division was previously located.


                           ITEM 3.  LEGAL PROCEEDINGS

     In October 1998, the Company filed a legal proceeding, LarsonoDavis, Inc.
v. Brian G. Larson, Civil No. 980406043, in the Fourth Judicial District Court of Utah County, Utah, seeking reimbursement of withholding taxes it paid on behalf of Mr. Larson, a former officer and director of the Company. Mr. Larson filed a response and counterclaim alleging a breach of the termination agreement between himself and the Company and asserting a claim based on his former employment agreement. The counterclaim was recently dismissed, without prejudice, by the court in a ruling which indicated that Mr. Larson had failed to establish grounds for rescission and could no longer seek damages under his former employment agreement. There has been only limited discovery in this matter and the Company cannot currently predict the potential outcome.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended December 31, 1998, the Company did not hold a shareholders' meeting and no matters were submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise. At the special meeting of shareholders held March 18, 1999, all proposals of management were approved by the shareholders. The proposal to sell the acoustics business to PCB was approved by a vote of 7,822,243.5 for, 76,849 against, 449,101 abstaining, and 329,659 broker non votes. The proposal to amend the Company's articles of incorporation to change its name to Sensar Corporation was approved by a vote of 7,815,577.5 for, 77,666 against, 454,950 abstaining, and 329,659 broker non votes. The proposal to approve the issuance of common stock on conversion of the 1998 Series A Preferred Stock was approved by a vote of 7,364,280.5 for, 504,706 against, 479,207 abstaining, and 329,659 broker non votes. The proposal to approve a reverse split of the issued and outstanding common stock of the Company was approved by a vote of 6,210,065.5 for, 1,653,014 against, 485,114 abstaining, and 329,659 broker non votes.


                                    PART II


               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     The common stock of the Company is currently listed on the Nasdaq National Market ("NNM"), under the symbol "LDII." The rules of the NNM require that as a condition of the continued listing of a company's securities on the NNM, a company satisfy certain maintenance requirements, including, among other things, maintaining a market value of the public float of at least $5 million and a minimum bid price equal or greater than $1.00 per share. The Company's common stock has traded below the minimum bid price of $1.00 per share since the end of August 1998, and Nasdaq notified the Company that its stock would be delisted unless the closing bid price exceeded $1.00 per share for ten consecutive trading days prior to January 13, 1999. The Company appeared before a hearing panel to contest this decision on March 19, 1999. At that hearing, the Company requested that its common stock be moved from the NNM to the Nasdaq SmallCap Market. The Company has not received a decision with respect to its request. During the interim, the Company's common stock will continue to trade on the NNM, unless the NASD makes a determination to deny the Company's appeal and delist the common stock.

     The following table sets forth the approximate range of high and low bids for the common stock of the Company during the periods indicated. The quotations presented reflect interdealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

                  Quarter Ended                       High Bid                  Low Bid
                  ------------------                 ----------                ---------
                  December 31, 1996                  $ 12.375                  $  8.75
                  March 31, 1997                     $ 13.875                  $  9.25
                  June 30, 1997                      $ 11.125                  $  7.25
                  September 30, 1997                 $  9.50                   $  7.50
                  December 31, 1997                  $  7.6875                 $  2.625
                  March 31, 1998                     $  3.6875                 $  2.25
                  June 30, 1998                      $  3.125                  $  1.6875
                  September 30, 1998                 $  2.0625                 $  0.4375
                  December 31, 1998                  $  0.59375                $  0.25

     On March 26, 1999, the closing quotation for the common stock on NNM was $0.34375. As reflected by the high and low bids on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect market reaction to the perceived applications of the Company's technology, the potential products that may be based on that technology, the direction and results of research and development efforts, and many other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

     As of March 26, 1999, there were 13,392,562 shares of common stock issued and outstanding, held by approximately 400 shareholders of record.

     The Company has not paid dividends with respect to its common stock. As of March 26, 1999, the Company has 2,938.75 shares of its Series A Preferred Stock issued and outstanding which prohibit the payment of dividends on the common stock if the annual dividend of $40 per share of Series A Preferred Stock is in arrears. Other than the foregoing, there are no restrictions on the declaration or payment of dividends set forth in the articles of incorporation of the Company or any other agreement with its shareholders or creditors. Management anticipates retaining any potential future earnings for working capital and investment in growth and expansion of the business of the Company and does not anticipate paying dividends on the common stock in the foreseeable future.


             UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited pro forma consolidated balance sheet as of December 31, 1998, estimates the pro forma effect of the sales of its acoustics business on the Company's financial position as if the sale and the transactions contemplated in the Asset Purchase Agreement, as amended, had been consummated on December 31, 1998. The following unaudited pro forma consolidated statement of operations for the year ended December 31, 1998, estimates the pro forma effects of the sale on the Company's results of operations as if the sale had occurred on January 1, 1998. The following unaudited pro forma consolidated statement of operations also estimates the pro forma effects of the discontinuance and/or sale of certain products or technologies on sales and cost of sales for the corresponding period. The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that the Company believes are reasonable. The pro forma information may not be indicative of the results of operations and financial position of the Company, as it may be in the future or as it might have been had the transactions been consummated on the respective dates assumed. The pro forma information is included for comparative purposes and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere.

     In January 1999, the Company entered into agreements with the remaining holders of the issued and outstanding Series A Preferred Stock to reacquire the Series A Preferred Stock for the amount originally paid to the Company by the holders, plus all accrued but unpaid dividends. Under the terms of the agreements, the purchase will occur within 15 days of the closing of the sale. The holders have agreed not to convert the Series A Preferred Stock to common stock in the interim. The total cost to the Company to redeem all of the currently outstanding Series A Preferred Stock is approximately $3.1 million. The redemption of the Series A Preferred Stock has not been reflected in the accompanying unaudited pro forma consolidated financial statements.

     The sale gives the present chief executive officer and chief operating officer the right to terminate their employment agreements for cause if it is determined to be the sale of "all or substantially all" of the assets of the Company. On such termination, the Company would owe the chief executive officer approximately 20 months of his base salary of $250,000 per year and would owe the chief operating officer one year's base salary of $140,000. The executives will have this right for a 60 day period following the closing of the sale. The potential payments of amounts due in the event the chief executive officer and/or the chief operating officer exercise these rights have not been reflected in the accompanying unaudited pro forma consolidated financial statements.


                   LARSONoDAVIS INCORPORATED AND SUBSIDIARIES
                      Pro Forma Consolidated Balance Sheet
                               December 31, 1998

                                                                                 Sale of Acoustics Business
                                                                            -------------------------------------
                                                       Historical             Pro Forma               Pro Forma
                                                      Consolidated           Adjustments             Consolidated
                                                     -------------          ------------            -------------
ASSETS

Current assets:
   Cash and cash equivalents                         $    694,959           $  5,336,479     (a)    $  5,785,921
                                                                                (245,517)    (b)
   Trade accounts receivable, net of
     allowance for doubtful accounts                    1,738,478             (1,340,290)    (a)         398,188
   Note receivable                                              -                500,000     (a)         500,000
   Inventories                                          2,046,871             (1,326,891)    (a)         719,980
   Other current assets                                   157,046                (11,217)    (a)          91,346
                                                                                 (54,483)    (b)
                                                     ------------           ------------            ------------
     Total current assets                               4,637,354              2,858,081               7,495,435

Property and equipment, net of
  accumulated depreciation and
  amortization                                          1,327,248             (1,152,339)    (a)         174,909

Assets under capital lease obligations,
  net of accumulated amortization                         202,026               (202,026)    (a)               -

Intangible assets, net of accumulated
  amortization                                            322,779               (274,826)    (a)          47,953
                                                     ------------           ------------            ------------
                                                     $  6,489,407           $  1,228,890            $  7,718,297
                                                     ============           ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $    538,121           $   (347,068)    (a)    $    191,053
  Accrued liabilities                                     921,683               (385,692)    (a)         535,991
  Current maturities of long-term debt                    682,982               (682,982)    (a)               -
  Current maturities of capital lease obligations         128,064               (128,064)    (a)               -
                                                     ------------           ------------            ------------
     Total current liabilities                          2,270,850             (1,543,806)                727,044

Deferred gain                                                   -                200,000     (a)         200,000

Capital lease obligations, less current maturities        168,985               (168,985)    (a)               -
                                                     ------------           ------------            ------------

     Total liabilities                                  2,439,835             (1,512,791)                927,044
                                                     ------------           ------------            ------------

Commitments and contingencies                                   -                      -                       -

Stockholders' equity:
  Preferred Stock, $0.001 par value; authorized
     10,000,000 shares; issued and outstanding
     3,039.95 shares at December 31, 1998                       3                      -                       3
  Common stock, $0.001 par value; authorized
     290,000,000 shares; issued and outstanding
     13,070,914 shares at December 31, 1998                13,071                      -                  13,071

   Additional paid-in capital                          30,693,490                      -              30,693,490

   Accumulated deficit                                (26,282,308)             3,041,681     (a)     (23,540,627)

                                                                                (300,000)    (b)

   Notes receivable from sale of stock                   (374,684)                     -                (374,684)
                                                     ------------           ------------            ------------

     Total stockholders' equity                         4,049,572              2,741,681               6,791,253
                                                     ------------           ------------            ------------

                                                     $  6,489,407           $  1,228,890            $  7,718,297
                                                     ============           ============            ============

See accompanying notes to unaudited pro forma consolidated financial statements.


                   LARSONoDAVIS INCORPORATED AND SUBSIDIARIES
                Pro Forma Consolidated Statements of Operations
                          Year Ended December 31, 1998

                                                      Sale of Acoustics Business              TOF2000, SFC, and PAMS(f)
                                                   --------------------------------        ------------------------------
                                Historical           Pro Forma          Pro Forma           Pro Forma
                               Consolidated         Adjustments        Consolidated        Adjustments         Pro Forma
                               ------------        ------------        ------------        -----------        -----------
Net sales                      $ 8,729,192         $(7,068,785)  (c)   $ 1,660,407        $(1,129,624)  (f)   $   530,783
                               -----------         -----------         -----------        -----------         -----------

Costs and operating expenses:
  Cost of sales                  5,241,186          (3,269,907)  (c)     1,971,279         (1,581,374)  (f)       389,905
  Research and development       2,919,945          (1,311,368)  (c)     1,608,577                  -   (f)     1,608,577
  Selling, general, and
    administrative               4,055,188          (2,255,267)  (c)     1,882,581                  -   (f)     1,882,581
                                                        82,660   (d)
  Unusual charges                3,436,733                   -           3,436,733         (2,871,907)  (f)       564,826
                               -----------         -----------         -----------        -----------         -----------

                                15,653,052          (6,753,882)          8,899,170         (4,453,281)          4,445,889
                               -----------         -----------         -----------        -----------         -----------

Operating loss                  (6,923,860)           (314,903)         (7,238,763)         3,323,657          (3,915,106)
                               -----------         -----------         -----------        -----------         -----------

Other income (expense):
  Interest income                  137,814                   -             137,814                  -             137,814
  Interest expense                (132,388)             79,827   (c)       (52,561)            25,206   (f)       (27,355)
  Other, net                        (5,010)            (63,330)  (c)       (68,340)            34,220   (f)       (34,120)
                               -----------         -----------         -----------        -----------         -----------

                                       416              16,497              16,913             59,426              76,339
                               -----------         -----------         -----------        -----------         -----------

Net loss                       $(6,923,444)        $  (298,406)        $(7,221,850)       $ 3,383,083         $ (3,838,767)
                               ===========         ===========         ===========        ===========         ============
Loss per common share:
  Basic                        $     (0.65)  (e)                       $     (0.68) (e)                       $      (0.41)(e)
  Diluted                      $     (0.65)  (e)                       $     (0.68) (e)                       $      (0.41)(e)

Weighted average common and
  common equivalent shares:
  Basic                         12,683,658                              12,683,658                              12,683,658
  Diluted                       12,683,658                              12,683,658                              12,683,658


See accompanying notes to unaudited pro forma consolidated financial statements.


NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

     (a) The unaudited pro forma consolidated balance sheet gives effect to the sale of the assets of the Company's acoustic and vibration business and assumption of certain related liabilities as though the sale had occurred on December 31, 1998. The sale of the business was completed March 31, 1999. The related sale of real property and improvements was deferred for a period in order for the Company to seek to resolve certain title issues that were unacceptable to the buyer. Estimated net proceeds, liabilities assumed, assets sold, and resultant gain from the entire sale of the assets is as follows:

                  Consideration to be received:
                     Cash (plus $86,479 net
                        working capital adjustment)               $   5,336,479

                     Note receivable                                    500,000
                                                                  -------------

                  Purchase price                                      5,836,479

                  Liabilities assumed                                 1,712,791
                                                                  -------------

                  Total proceeds received                             7,549,270

                  Historical cost of assets sold                      4,307,589
                                                                  -------------

                  Total gain on sale                                  3,241,681

                  Gain deferred on non-compete agreement                200,000
                                                                  -------------

                  Gain on sale recognized                         $   3,041,681
                                                                  =============

     The Company has not provided pro forma income taxes on the gain on sale of assets because of the availability of sufficient net operating loss carryforwards to absorb the gain. The Company may be liable for alternative minimum tax in the year of sale, although the Company does not expect the alternative minimum tax, if any, to be material to its pro forma consolidated financial position after the sale.

     (b) This pro forma adjustment reflects the estimated expenses of the sale, which include:

                  Legal fees and expenses                    $    125,000

                  Accounting fees and expenses                     30,000

                  Appraisal and survey costs                       15,000

                  Printing, mailing, and solicitation costs        80,000

                  Transfer agent costs                             20,000

                  Other                                            30,000
                                                             ------------

                                                             $    300,000
                                                             ============

     (c) The unaudited pro forma consolidated statement of operations for the year ended December 31, 1998 gives effect to the sale as though it had occurred on January 1, 1998. This pro forma adjustment eliminates the historical results of operations of the Company's acoustics business. The gain from the sale is not included in the pro forma consolidated statement of operations.

     (d) This pro forma adjustment reflects the anticipated costs to the Company under the Shared Services Agreement and the Lease Agreement and the reimbursement to the Company for Mr. Cohen's time devoted to the acoustics business. The annualized estimated amounts are as follows:

                  Finance department                         $   41,252
                  Occupancy                                      25,260
                  Telephone                                      18,000
                  Utilities                                       4,800
                  Information systems                            53,348
                                                             ----------
                                                                142,660
                  Less reimbursement for Mr. Cohen              (60,000)
                                                             ----------
                                                             $   82,660
                                                             ==========

     (e) For the year ended December 31, 1998, net loss attributable to common shareholders includes a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the Series A Preferred Stock and related warrants. The beneficial feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend, in the amount of $1,239,290, is a one-time, non-cash charge of approximately $0.10 per share to the loss per common share.

     (f) During 1998, the Company has: (1) terminated its distribution arrangement with SAES Getters S.p.A. and discontinued the sale of the TOF2000;
(2) terminated the Technical Information Agreement and Patent License Agreement with Lucent Technologies under which the Company had intended to develop a particle analysis mass spectrometer (PAMS); and (3) sold its Supercritical Fluid Chromatography (SFC) technology. This pro forma adjustment eliminates historical results of operations that are specifically identifiable with the technologies that have been sold or discontinued during 1998.

     Presently, the remaining technologies in the Company are its Jaguar mass spectrometer technology and its CrossCheck technology. In the preparation of the pro forma adjustments, it was not practical to specifically segregate research and development or selling, general, and administrative expenses between the discontinued and continuing product lines and technologies because the Company does not account for such expenses by product line or technology. Accordingly, no pro forma adjustment has been made to reflect the reduction of research and development or selling, general, and administrative expenses that has occurred with the discontinuance of these technologies. With the disposition of these technologies, the Company has reduced personnel. After the sale of the acoustics business, the Company will have 20 employees, composed of 12 employees in research and development, 2 senior executive employees, 4 employees in sales and marketing, and 2 employees in production. This compares to 27 employees that were either Sensar or senior executive employees at January 1, 1998. Based on this level of operation, the Company currently estimates its annual research and development, and selling, general, and administrative expenses to be approximately $800,000 and $1,400,000, respectively, which represents a significant reduction from the amounts shown in the pro forma column for the year ended December 31, 1998.

     Nonrecurring and unusual charges have been specifically identified with the technologies or products to which they relate. The principal charges associated with the discontinued technologies or products are the write off of assets and provisions for costs related to the discontinuance of the TOF2000 product. See Note B to the December 31, 1998, consolidated financial statements included elsewhere.


                        ITEM 6.  SELECTED FINANCIAL DATA

CERTAIN FINANCIAL DATA

     The following statement of operations and balance sheet data as of and for the periods ended December 31, 1998, 1997, and 1996, and June 30, 1996, 1995, and 1994, were derived from the Consolidated Financial Statements of the Company. In January 1997, the Company changed its fiscal year end from June 30 to December 31 effective December 31, 1996. The Consolidated Financial Statements of the Company for the fiscal year ended December 31, 1998, and 1997, for the six months ended December 31, 1996, and for the fiscal years ended June 30, 1996, 1995, and 1994, have been audited by independent certified public accountants. The Consolidated Financial Statements of the Company for the year ended December 31, 1996, are unaudited; however, in the Company's opinion, such statements reflect all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the financial position and results of operations of the Company for such period. The selected financial data below should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


STATEMENT OF OPERATIONS DATA

                                                                       Six Months
                                                                         Ended
                                 Year Ended December 31,                December                   Year Ended June 30,
                     ----------------------------------------------        31,         ------------------------------------------
                        1998(1)          1997(2)           1996           1996           1996(3)         1995(5)       1994(4)(5)
                     ----------       ----------       ------------    ----------      ----------      ----------      ----------
                                                        (unaudited)
Net sales            $8,729,192       $8,313,328       $8,992,614      $4,889,280      $8,255,607      $6,515,830      $5,137,638

Costs and operating
expenses

  Cost of sales      $5,241,186       $6,074,883       $4,469,351      $2,177,304      $3,407,613      $1,916,413      $1,718,769

  Research and
  development        $2,919,945       $4,860,993       $3,055,705      $1,734,911      $2,149,384        $708,679        $834,520

  Selling, general,
  and administrative $4,055,188       $6,019,282       $4,643,721      $2,534,643      $3,922,976      $3,131,938      $2,863,074

Unusual and non-
recurring charges    $3,436,733       $5,937,355                -               -               -               -               -

Operating profit    ($6,923,860)    ($14,579,185)     ($3,176,163)    ($1,557,578)    ($1,224,366)       $758,800       ($278,725)
(loss)

Other income
(expense), net             $416        ($238,626)       ($393,936)       ($86,342)      ($481,882)      ($300,289)      ($162,511)

Income (loss) from
continuing
operations          ($6,923,444)    ($14,817,811)     ($3,570,099)    ($1,643,920)    ($1,706,248)       $458,511       ($441,236)

Basic earnings (loss)
from continuing
operations per
common share             ($0.65)          ($1.29)          ($0.38)         ($0.16)         ($0.21)          $0.08          ($0.08)

BALANCE SHEET DATA
                                      At December 31,                                     At June 30,
                      ---------------------------------------------     -------------------------------------------
                          1998              1997            1996            1996            1995            1994
                      ----------       -----------      -----------     -----------     -----------     -----------
Total assets          $6,489,407       $12,195,430      $19,906,521     $19,769,028     $11,579,667     $11,011,119

Long-term obligations   $168,985       $1,275,512       $1,282,894      $1,136,006      $1,213,331       $1,078,073

Cash dividends
per common share              $0               $0              $0               $0              $0               $0

[FN]
(1) For the year ended December 31, 1998, there are unusual charges of $3,436,733 ($0.27 per share) included in operating loss and in loss from continuing operations. These unusual charges principally represent the writeoff of intangible assets associated with the Sensar TOF2000 technology. (See Note B to Consolidated Financial Statements). Exclusive of these unusual charges, operating loss and loss from continuing operations for the year ended December 31, 1998, would have been $3,487,127 and $3,486,711, respectively.
(2) For the year ended December 31, 1997, there are unusual and nonrecurring charges of $5,937,355 ($0.52 per share) included in operating loss and in loss from continuing operations. These unusual and nonrecurring charges related to the restructuring of the Company and certain impairment losses recognized in the fourth quarter of 1997.
     (See Note B to Consolidated Financial Statements.) Exclusive of these unusual and nonrecurring charges, operating loss and loss from continuing operations for the year ended December 31, 1997, would have been $8,641,830 and $8,880,456, respectively.
(3) Effective October 27, 1995, the Company acquired Sensar Corporation in a transaction accounted for as a purchase.
(4) During the quarter ended March 31, 1994, the Company acquired LarsonoDavis, Ltd., in a transaction accounted for as a purchase.
(5) During the years ended June 30, 1995, and 1994, the Company discontinued the operations of its Airport Noise Monitoring Business and its Software Licensing Business, respectively. The results of these operations have been segregated from continuing operations in the Consolidated Statements of Operations.


                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes contained herein.

OVERVIEW

     The Company was historically engaged in designing and manufacturing precision acoustical and vibration instrumentation. From 1994 through 1997, the Company acquired the rights to a number of technologies and dedicated significant time, effort, and expense to research and development efforts to create products designed for the chemical analysis instrumentation industry. Management in place during the acquisition phase of these technologies believed that these technologies placed the Company in a position to develop a number of sophisticated analytical instruments in addition to its historical acoustical and vibration instrumentation business.

     The Company initiated research and development plans and developed certain commercial products based on these acquired technologies. In addition, the Company continued to introduce newly developed acoustic and vibration products. However, there were unanticipated delays in the finalization of many of these products. During this period of time, the Company incurred significant losses, principally as a result of the expanded research and development effort and increased infrastructure put in place to deal with the anticipated increase in revenues. The Company was unable to fund its increased research, development, and other activities from operations, and sought and obtained equity financing, primarily from private placements to individual investors, in order to meet these costs.

     In November 1997, the board of directors, due in part to missed product deadlines and significant ongoing operating losses, replaced executive management of the Company. Andrew C. Bebbington was appointed as the new chief executive officer of the Company with the expectation of reversing the severe losses of the Company through a combination of restructuring and redirection of priorities and leading the Company into the next stage of its development.

     Mr. Bebbington, with the endorsement of the outside board members, immediately undertook an evaluation of all aspects of the Company's operations, research and development projects, sales and marketing approaches, product offerings, personnel and management, contractual arrangements, and overall cost structure. As a result, the new chief executive officer recommended, and the board of directors approved in December 1997, restructuring steps and certain changes in the strategic direction of the Company. This resulted in a reduction of personnel, the cessation of certain business activities, a renewed focus on certain research and development projects, and a de-emphasis or abandonment of other projects. These restructuring activities and certain other events in the fourth quarter of 1997 resulted in unusual and nonrecurring charges to the Statement of Operations for the year ended December 31, 1997 in the aggregate amount of $5,937,355. (See Note B to the Consolidated Financial Statements.)

     Clear goals and targets were set for each remaining business segment such that the technology would be profitable by the end of the third quarter of 1998, could clearly demonstrate a path to profitability soon thereafter, or would be eliminated from the Company's short-term goals.

     Over the course of 1998, the Company continued to monitor each of the technologies in its portfolio in light of these goals and, where necessary, additional appropriate cost cutting measures were taken. As a result, the Company, by mutual consent, terminated its agreement with Lucent Technologies, Inc., concerning certain development technologies and its distribution agreement with SAES Getters S.p.A., concerning marketing its TOF2000 product. The Company also sold its SFC business to a group of former employees. In each case, the Company reduced personnel and overhead accordingly. Largely as a result of the discontinuance of these products and technologies, the Company recorded unusual charges of $3,436,733 during 1998. (See Note B to the Consolidated Financial Statements.)

     During the course of 1998, the Company, through its Sensar division, completed the initial development of its Jaguar technology. In parallel with the development program, the Company had been searching for a marketing partner for its mass spectrometer technology to provide additional distribution capability. The Company has now entered into an agreement with JEOL regarding development and distribution of the Company's Jaguar time-of-flight mass spectrometer product. This arrangement will provide the Company with an additional $300,000 of research funds in 1999 and, subject to the Company meeting certain design modification milestones, a minimum guaranteed purchase of 12 Jaguar instruments in 1999.

     Development of the CrossCheck product and exploration of its market potential is continuing. In the second quarter of 1998, the Company terminated its marketing agreement with Weidemann. Since the termination of this agreement, the Company has approached and is now working with a utility company directly, and has begun the process of product evaluation directly with potential end users. The Company is continuing to work with a major pipeline company to develop a product for detecting the transition between petroleum products within pipelines. This product has now been specified and an initial unit has been installed for field tests. However, the successful commercialization of CrossCheck for this application is subject to a number of risks and unknowns, including final technological feasibility, market acceptance, and acceptable commercial terms.

     On the acoustics side, the Company continued to invest in new product development during 1998 with the intention of upgrading the product line and improving its technical competitiveness. At the same time, the Company continued its cost cutting measures and took steps to implement operational discipline in the acoustics business. Significant improvement in the performance of the acoustics business based on a year-to-year comparison of results of operations was obtained. Management believes that these steps permitted the successful negotiation of the sale of the acoustics business to PCB.

     Under the terms of the agreement with PCB, the Company received cash at closing of approximately $4.6 million and a promissory note due April 1, 2000, in the principal amount of $500,000. PCB also assumed approximately $1,100,000 of the Company's liabilities. Subject to the resolution of certain title and zoning issues, PCB will also acquire the manufacturing and administrative facilities of the Company for an agreed price of $1.4 million. The Company has a loan of approximately $700,000 that will be required to be paid in connection with this sale. This cash infusion and decrease in debt will permit the Company to redeem its 1998 Series A Preferred Stock, which had a conversion feature very disadvantageous to the holders of common stock, and to have sufficient funds to bring its Jaguar TOF mass spectrometer and CrossCheck products to market.

     While management of the Company continues to believe in, and is committed to, development of superior products designed to meet the needs of significant markets, the products currently being introduced and developed by the Company are designed for sophisticated applications, and there can be no assurance that the Company will be successful in its development and marketing efforts or that alternative technologies may not be developed by some other entity that provide a more advantageous solution to the needs of the various industries targeted by the Company. If the Company is unable to successfully develop and market the targeted products or market acceptance or development of such products is delayed, the Company's ability to obtain the necessary financing to continue its research and development program may be adversely affected.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1998 and 1997

     Net Sales

     Net sales for the year ended December 31, 1998 and 1997, were $8,729,192 and $8,313,328, respectively. Acoustic sales represent 81.0% of total Company sales in 1998 compared to 84.7% in 1997. Sales have increased by $415,864, or 5.0%, for 1998 as compared to 1997. The increase is principally due to an increase in Sensar's chemical analysis for sales of $385,330 from $1,275,077 in 1997 to $1,660,407 in 1998. During 1998, Sensar had its first sales of Jaguar and SFC totalling $766,852. TOF2000 sales and service declined by $321,774. Acoustic sales were $7,068,785 in 1998 compared to $7,038,251 in 1997, an increase of $30,534, or 0.4%.

     During the year ended December 31, 1998, export sales represented 45% of net sales compared to 52% for the year ended December 31, 1997. The Company's export sales are billed, collected, and denominated in U.S. dollars, other than its sales through its subsidiary, LTD, which are in British Pounds Sterling.
The impact of foreign currency translation adjustments has not historically been significant. The Company does not consider its foreign currency risks to be significant and has not taken a position in the currency markets or derivatives in an attempt to hedge any risk that might exist.

     Cost of Sales

     Cost of sales for the year ended December 31, 1998, were $5,241,186, or 60.0% of net sales, compared to $6,074,883, or 73.1% of net sales, for the year ended December 31, 1997. The increased level in costs of sales as a percentage of net sales for both 1998 and 1997 above historical levels are due to a variety of reasons. For 1998, the increased level of cost of sales is principally the result of inventory adjustments of approximately $491,000 in connection with the discontinuance of the TOF2000 product line and also due to the sales of TOF2000 and beta Jaguar and SFC instruments in the Sensar division for which the gross margin was less than normal margins for commercial instruments. For 1997, see the discussion at page 23 under "Cost of Sales" for reasons for the increased level of cost of sales. Cost of sales for acoustic products during the year ended December 31, 1998, was 46.3% of net sales reflecting personnel reductions in manufacturing overhead of six full-time and four part-time positions.

     Selling, General, and Administrative

     Selling, general, and administrative expenses decreased to $4,055,188, or 46.5% of net sales, for the year ended December 31, 1998, compared to $6,019,282, or 72.4% of net sales, for the year ended December 31, 1997. The decrease in the dollar amount of selling, general, and administrative expenses was principally due to progress on corporate objectives of cost control, achieved through personnel reductions and more aggressive procurement practices, such as budgetary constraints, preauthorization of all expenditures, seeking competitive quotes, etc. Reductions in selling, general, and administrative expenses principally consist of decreases of approximately (1) $473,000 in professional and consulting fees; (2) $438,000 in payroll and associated labor costs from a reduction of 14 full-time positions; (3) $161,000 in employee recruitment and relocation costs; and (4) $156,000 in travel and related expenses. Additionally, depreciation and amortization expense decreased by approximately $90,000 principally due to the reduction in carrying value of certain assets at December 31, 1997. Selling, general, and administrative expenses as a percentage of net sales should continue to decline in the future as the Company continues to seek to bring its expenses in line with its revenue estimates, although no assurance can be made that the Company will be successful in accomplishing such reduction.

     Research and Development

     For the year ended December 31, 1998, research and development costs were $2,919,945, or 33.5% of net sales, compared to $4,860,993, or 58.5% of net sales, for the year ended December 31, 1997. The decrease in the amount of research and development over the prior period, as well as over recent historical levels, is due primarily to the cost control measures discussed above, personnel reduction, and greater discipline over prototype activity, through a much stronger design control process that evaluates manufacturability, material costs, and market requirements prior to prototype development. Reductions in research and development costs principally consist of decreases of approximately (1) $840,000 in materials and supplies principally used in prototype development; and (2) $260,000 in payroll and associated labor costs from a reduction of 11 full-time positions. Additionally, depreciation and amortization expenses decreased by approximately $190,000 principally due to the reduction in carrying value of certain assets at December 31, 1997. Research and development expenses as a percentage of net sales should continue to decline in the future as the Company continues to seek to bring its expenses in line with its revenue estimates, although no assurance can be made that the Company will be successful in accomplishing such reduction.

     Unusual Charges

     During the year ended December 31, 1998, the Company recognized unusual charges of $3,436,733 principally resulting from the termination of the exclusive distribution arrangement with SAES Getters S.p.A. ("SAES") during September 1998. The unusual charges are composed of the writeoff of assets related to the discontinuance of the TOF2000 product in the amount of $2,458,004; a provision for costs related to the discontinuance of the TOF2000 and SFC products and closure of machine shop in the amount of $250,000; the expected loss on the disposal of the machine shop equipment of $163,903; and an allowances against receivables from former executive officers for $564,826.

     In October 1995, the Company acquired all of the outstanding stock of Sensar Corporation ("Sensar"). At the time, the business contained within Sensar consisted of its time-of-flight technology as applied to its TOF2000 instrumentation. The TOF2000 has been distributed on an exclusive basis over the past three years by SAES, a global supplier of "Getter" filters. Unfortunately, this product has failed to meet its full potential in the market place and negotiations commenced in July, 1998, with SAES, which led by mutual agreement to the termination of the exclusive distribution arrangement during September 1998. The Company has been seeking alternative distributors for this product or to sell this technology as a whole, but to date has been unsuccessful for several reasons, including the aggressive downturn in the semiconductor market. As a result of these events, the Company evaluated the carrying value of assets associated with the TOF2000 product and has recorded non cash charges for the writeoff of assets related to this product. The writeoff principally consists of the unamortized excess purchase price of the Sensar acquisition in the amount of $2,279,883.

     During 1998, the Company also decided to dispose of its SFC product line and close its machine shop. As a result of these decisions, the Company has provided $150,000, principally for expected exit costs related to these product lines. Future cash flows, which have been accrued related to these technologies, are expected to be the costs of customer support, payment of certain fixed costs for vacated space, and other winding up costs. In addition, $100,000 has been provided to cover the probable losses on the disposition of net assets related to the SFC product line.

     Other components of the unusual charges include the expected loss of approximately $164,000 from the disposal of the machine shop and an allowance against a receivable due from the former CEO. During 1998, management concluded that it was not cost effective for the Company to continue to operate its own machine shop and decided to sell the machine shop equipment and payoff the capital leases associated with the equipment. Also during 1998, management of the Company concluded that the collectibility of approximately $165,000 due from the former CEO to the Company was in doubt. The amount due originated from withholding taxes paid by the Company on behalf of the CEO in conjunction with the issuance of stock to him as a result of the 1997 restructuring of the Company. Additionally, with the decline in the price of the Company's common stock, an uncertainty has arisen regarding the ability of the former executives to fully pay their notes from the exercise of options. Accordingly, the Company has provided an allowance of $400,000 against the notes at December 31, 1998.

Comparison of Years Ended December 31, 1997 and 1996

     The Company changed its fiscal year end from June 30 to December 31, effective December 31, 1996. The Company's audited financial statements cover the six months ended December 31, 1996, and the year ended June 30, 1996. Financial information for the year ended December 31, 1996, is unaudited but has been derived from these two periods and is presented for comparative purposes only.

     Net Sales

     Net sales for the years ended December 31, 1997, and 1996, were $8,313,328 and $8,992,614, respectively. This represents a decrease of $679,286, or 7.6%, for 1997 as compared to 1996. The overall decrease is principally the result of a decrease in sales in the acoustical and vibration product families. Sales of acoustical and vibration products for the year ended December 31, 1997, reflect decreases from 1996 primarily due to the delayed introduction of certain new products. The Company originally anticipated that these new acoustical products would be available at the beginning of 1997. The introduction of the Company's Model 814 and DSP 80 Series products only began shipping in commercial quantities in late 1997 and the introduction of the Model 824 and associated options have been delayed with volume shipments starting in the first quarter of 1998. In the interim, sales of the Company's prior products declined.

     1997 revenue from the Company's chemical analysis instruments was approximately the same as in 1996. The Company marketed its TOF2000 to the semi-conductor industry through SAES. Under the terms of the marketing agreement, SAES was obligated to sell a minimum of nine units in 1997 in order to maintain its exclusive rights, a target that was not met. Sales of the TOF2000 through SAES were historically hampered by the parties' inability to mutually agree on acceptable performance standards for the instrumentation and the Company has had difficulty in meeting certain heightened specifications required by certain new end users. At December 31, 1997, the Company reversed revenue recognition in the amount of approximately $430,000 on two units pending resolution of certain issues that was originally recognized in the third quarter.

     During the year ended December 31, 1997, export sales were comparable to the prior year representing 52% of net sales compared to 49% for the year ended December 31, 1996.

     Cost of Sales

     Cost of sales for the year ended December 31, 1997 was $6,074,883, or 73.1% of net sales, compared to $4,469,351, or 49.7% of net sales for the year ended December 31, 1996. The increase in 1997 of cost of sales as a percentage of net sales is due to a variety of significant factors, including: (1) the absorption of an estimated $225,000 of higher fixed manufacturing expenses and personnel costs on decreased acoustic and vibration sales in 1997; (2) an estimated $390,000 of costs related to meeting heightened specifications of the TOF2000 product and certain related other provisions for that product; (3) increases of $614,000 in estimated provisions for excess and obsolete inventories, principally associated with the restructuring of operations and changes in strategic direction of the Company; and (4) increases during the fourth quarter of $174,000 in the Company's estimated provisions for warranty work. With the restructuring of the Company in late 1997, new senior management established an objective to redevelop the Company's product portfolio on a three-year rotating cycle. Prior to the restructuring, products were not redeveloped unless product demand decreased significantly. Many acoustic products had been in the Company's product portfolio since prior to 1990. With the change in managerial direction, certain quantities of raw materials on hand were now in excess of expected demand. Management evaluated such quantities and increased estimated reserves against those inventories for the estimated losses. The Company also revised its estimates for warranty reserves during the year principally related to the TOF2000 product and certain related performance issues.

     Selling, General, and Administrative

     Selling, general, and administrative expenses increased to $6,019,282, or 72.4% of net sales, for the year ended December 31, 1997, compared to $4,643,721, or 51.6% of net sales, for the year ended December 31, 1996. The increase in the dollar amount of selling, general, and administrative expenses was due to several corporate objectives and activities, including increased costs associated with the pursuit of strategic marketing and research alliances; costs associated with the implementation of a new electronic data processing system; costs associated with holding a shareholders' meeting in 1997, including the preparation of the annual report and proxy statement; the cost of additional employees necessary to establish the infrastructure to support the Company's anticipated growth; the recruitment and relocation costs of the new chief executive officer; and costs associated with other corporate and marketing activities. The increases in selling, general, and administrative expenses in support of these objectives and activities were primarily reflected as increases of approximately (1) $513,000 for compensation and associated labor costs principally for new employees in anticipation of growth in the Company; (2) $206,000 for employee recruitment and relocation costs principally incurred in the fourth quarter for the new chief executive officer; (3) $85,000 for stockholder relations and outside director costs; (4) $75,000 for travel and related expenses; (5) $56,000 for software maintenance, installation, and training costs; and (6) $71,000 for depreciation on the increased capital equipment acquired.

     Research and Development

     Research and development expenses increased to $4,860,993, or 58.5% of net sales, for the year ended December 31, 1997, compared to $3,055,705, or 34.0% of net sales, for the year ended December 31, 1996. The increase in the amount of research and development expenses over the prior period, as well as over historical levels, is due to the Company's continuing commitment to the research and development of new products from technologies acquired in recent years. The increased expenses principally relate to increases of approximately (1) $753,000 for compensation and associated labor costs principally of additional scientists and engineers; (2) $521,000 in materials and supplies primarily used in prototype development of the TOF mass spectrometer and SFC products which progressed on an increasing scale through the year; (3) $187,000 for depreciation on the increased capital equipment acquired; and (4) $124,000 for consulting, legal, and other outside services received. Historical levels of research and development costs as a percentage of sales for the fiscal years ended June 30, 1991 to 1995, averaged approximately 11% of sales.

     Unusual and Nonrecurring Charges

     During the fourth quarter of 1997, the Company recognized unusual and nonrecurring charges in the amount of $5,937,355. The charges include restructuring charges of $3,197,121, which are primarily composed of (1) termination costs for former management of $1,384,000; and (2) writeoff of the unamortized costs of the Company's ENOMS technology in the amount of $1,391,000. The termination costs of former management include the market value of the 200,000 shares of the Company's common stock issued to them, plus severance payments paid in connection with their termination agreements. The ENOMS technology was an internally developed proprietary software system for environmental noise monitoring. As a result of the new chief executive officer's evaluation of all aspects of the Company's operations and product offerings, the ENOMS technology was abandoned, resulting in the writeoff of the remaining cost of this technology.

     The Company also recognized impairment losses of $2,740,234 in the fourth quarter of 1997, related to the write-down of the carrying value of certain assets. The principal component of the impairment charge was the write down of the carrying value of the long-term contractual agreement in the amount of $2,557,000. See Note S to the Consolidated Financial Statements for details of this arrangement. The carrying value of this asset is dependent on the future revenue stream derived from the sale of environmental noise monitoring systems. This market has become increasingly competitive forcing a probable renegotiation of this contract. The carrying value of this asset at December 31, 1997, has been reduced to management's estimate of its current value, the amount of the guaranteed minimum royalties through August 15, 1998, the date when the other party to the contract can first unilaterally cancel the contract. See Note B to the 1997 Consolidated Financial Statements. Non-cash portions of the unusual and nonrecurring charges were approximately $5,615,000.

     In addition to the unusual and nonrecurring charges of $5,937,355 discussed above, certain other adjustments were recorded in the financial statements during the fourth quarter of 1997. Largely as a result of the change in strategic direction of the Company, certain inventories were rendered obsolete or overstocked. Accordingly, a write down in the carrying value of inventories to salvage value in the amount of $614,000 was recognized in the fourth quarter of 1997. Additionally, the Company recognized other adjustments and significant expenses related to increases in the estimated provision for warranty work, adjustments to inventories related to the absorption of labor and overhead into cost of sales, and the reversal of the sales revenue recorded in the third quarter of 1997 in the approximate amount of $430,000 for two instruments for uncertainties involving final acceptance of the instruments by the customer. Other material expenses recorded in the fourth quarter in excess of normal operating expenses include increasing costs incurred towards the development of the TOF mass spectrometer and the SFC products and costs associated with the recruitment and relocation of the new chief executive officer.

Comparison of Six Months Ended December 31, 1996 and 1995

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

Comparison of Years Ended June 30, 1996 and 1995

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

     Cost of Sales

     The Company's cost of sales of $3,407,613 in the year ended June 30, 1996, and $1,916,413 in the year ended June 30, 1995, increased as a percentage of sales from continuing operations to 41.3% from 29.4%. The increase in 1996 was due primarily to the high cost of materials, initial production costs, and development costs associated with production of initial Sensar products. Prior to the Company's acquisition, Sensar purchased major electronics subsystems from a third party. The pricing structure was based on the premise of a high price for a limited number of systems to provide the manufacturer a way to recover development costs. Since the acquisition of Sensar, the Company has designed a replacement subsystem which reduced the cost of the electronics for this component by approximately 90%. Because of the use of the remaining highly priced electronics subsystems in Sensar's inventory in fiscal year June 30, 1996, the entire material and development costs were expensed during the period.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998 and December 31, 1997, the Company had total current assets of $4,637,354 and $6,160,440, respectively, including cash and cash equivalents of $694,959 and $1,212,473, respectively. The Company had total current liabilities at December 31, 1998 and December 31, 1997 of $2,270,850 and $4,066,915, respectively, resulting in working capital of $2,366,504 and $2,093,525, respectively and working capital ratios of 2.0 to 1 and 1.5 to 1, respectively.

     The Company's primary source of cash for the years ended December 31, 1998 and 1997, was from the issuance of preferred and common stock and from the exercise of options and warrants in the aggregate amount of $3,743,485 and $4,627,630, respectively.

     The Company's primary use of cash for the years ended December 31, 1998 and 1997, were funds used in operations of $2,709,872 and $5,122,057, respectively. The Company also used $1,198,766 for the termination of its line of credit during the year ended December 31, 1998, because limitations on the borrowing base for this line of credit had become so restrictive that it was not a significant source of reasonably priced working capital.

     In 1993, the Company entered into a mortgage arrangement when it purchased its current plant. The terms of the mortgage involved a five-year balloon payment at January 1, 1999. Included in current maturities of long-term debt on the balance sheet at December 31, 1998, is the balance of the mortgage in the amount of $682,982. The Company has obtained the consent of the mortgage lender to a short extension of the due date for the balloon payment to July 15, 1999, and this obligation will be paid as part of the sale of the real property.

     The Company has significantly reduced its historically heavy use of cash to fund the losses in the acoustic business and the continued investment in research in Sensar. Nevertheless, the Company is still not operating on a cash positive basis and hence continues to reduce its cash resources. As a result of these continuing losses and the decreasing cash reserves of the Company, management elected to negotiate the sale of the acoustics business to PCB.

     The Series A Preferred Stock placed by the Company in 1998 contain a beneficial conversion feature. The Company was concerned that the decrease in the Company's stock price combined with the potential for conversion of the Series A Preferred Stock and subsequent sale of the common stock received, created a market "overhang" that was potentially detrimental to the shareholders of the Company. The Company sought and obtained the agreement of the holders of the remaining Series A Preferred Stock to sell their stock back to the Company. The Company intends to use approximately $3.1 million of the proceeds from the sale of the acoustics business to redeem the Series A Preferred Stock in accordance with the terms of the moratorium agreement entered into in January 1999. After payment of the associated costs and meeting its other obligations, the Company expects to have cash reserves of approximately $2.3 million on completion of the sale.

     The Company believes that it can sustain its current Sensar operation for the short- and medium-term with its current working capital and by taking into account the $300,000 cash injection which JEOL is contracted to pay to Sensar in the first four months of 1999.

     As product demand is achieved, management believes that its long-term operating and capital requirements will be funded principally through cash generated from operations, supplemented as necessary from equity or long-term debt financing. Management believes that current cash on hand, will be sufficient to allow the Company to meet its operating needs and development plans and will provide funds for possible future acquisitions and the redemption of the Series A Preferred Stock. However, should the costs of introduction and support of its products exceed the Company's expectations, the Company would be unable to sustain its current level of overhead and would either need to reduce its commitment to certain projects or to obtain additional financing. There can be no assurance as to the Company's ability to obtain such financing on terms favorable to it. In addition, there can be no assurance as to the timing of increased sales or as to the success of the products that may ultimately permit the Company to meet its obligations from operations.

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


                                    PART III


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

                                                                                     Director and/or
                 Name                Age        Position and Office Held         Executive Officer Since
         --------------------        ---        ------------------------         -----------------------
         Andrew C. Bebbington        38         President and Chairman
                                                of the Board                     November 1997

         Jeffrey S. Cohen            38         Chief Operating Officer
                                                and Director                     February 1998

         Sir Colin Dollery           67         Director                         April 1998

         Stanley Friedman            71         Director                         April 1998

     A director's regular term is for a period of three years or until his successor is duly elected and qualified. The terms of the board are staggered so that one-third of the board is subject to election at each annual shareholders' meeting. The current term of Andrew C. Bebbington expires at the 2001 annual meeting; the current term of Jeffrey S. Cohen expires at the 1999 annual meeting; and the current terms of Sir Colin Dollery and Stanley Friedman expire at the 2000 annual meeting.

     There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of the Company.

     Andrew C. Bebbington, was appointed as a director and president of the Company in November 1997. Mr. Bebbington was formerly president of Neslab Instruments Inc. for a period of six years, as well as serving on the board of directors of Life Sciences International PLC until its purchase by Thermo Electron, Inc., in March 1997. Prior to this position, Mr. Bebbington served as business development director of Life Sciences for a period of four years during which time he was responsible for coordinating Life Sciences' rapid expansion through acquisition. Mr. Bebbington is a graduate of the London School of Economics and is a Chartered Accountant. Mr. Bebbington served in the KPMG consulting practice specializing in mergers, acquisitions, and other strategic and financial planning activities.

     Jeffrey S. Cohen, was appointed as a director of the Company in February 1998 and to serve as chief operating officer of the Company. Mr. Cohen was formerly a vice-president at Orion Research, a subsidiary of Thermedics Corporation, itself a subsidiary of Thermo Electron Inc. Prior to this position, Mr. Cohen held a variety of positions encompassing senior management roles in engineering, operations, and marketing for several different organizations. He holds a masters degree from the University of Lowell in computer engineering, and an undergraduate degree in microbiology from The University of Massachusetts at Amherst. He also holds an MBA from Northeastern University.

     Sir Colin Dollery, was appointed as a director of the Company in April 1998. Sir Colin Dollery currently serves as a senior consultant to the research and development group at SmithKline Beecham PLC. Prior to this, he served as Chairman of Clinical and Biopharmaceutical Consultancy Ltd., served as a non-executive director of Life Sciences International PLC, and has been employed by Merck & Company as well as by Zeneca Pharmaceuticals PLC in various senior advisory roles, reporting to the Board of Directors. A former Professor and Chairman of the Department of Clinical Pharmacology at the Royal Postgraduate Medical School, he holds the title of Professor Emeritus at the University of London and holds a number of advanced degrees.

     Stanley Friedman, was appointed as a director of the Company in April 1998. Mr. Friedman has had extensive experience in high technology corporations. He served at ITT Corporation for 15 years, retiring as a Corporate Vice-President and Group Executive. Previous executive positions included Vice-President and Division General Manager with Lockheed Electronics, a division of Lockheed Aircraft Corporation, as well as management positions with RCA Corp. An electrical engineering graduate of Worcester Polytechnic Institute, he holds an advanced engineering degree from Purdue University in addition to being a Sloan Fellow at Stanford University. He is currently a director of Spaulding Composites, Inc., a manufacturer of industrial materials.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

     The report on Form 4 for the month of March 1998 of Andrew C. Bebbington was filed one day late and the report on Form 4 for the month of August 1998 of Stanley Friedman was filed one day late.

     Other than the foregoing, the Company believes that all reports required by
Section 16(a) for transactions in 1998 have been timely filed.


                        ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to the chief executive officer of the Company and the other executive officer of the Company who received compensation in excess of $100,000.

                                                     SUMMARY COMPENSATION TABLE
                                                                                Long Term Compensation
                                                                         ----------------------------------
                                             Annual Compensation               Awards               Payouts
                                         -----------------------------   -------------------------  -------
                                                               Other
                                                               Annual                                         All Other
                                                              Compen-    Restricted                  LTIP     Compen-
        Name and                                              sation       Stock     Options/       Payouts   sation
   Principal Position           Year     Salary($)   Bonus($)  ($)(1)     Awards($)   SARs(#)         ($)     ($)(4)
-------------------------    ----------- ---------  --------- --------   ----------  -------------  -------   ---------
Andrew C. Bebbington,        12/31/98    $250,000   $100,000   $ 6,569    $     0     1,000,000(5)   $   0    $53,303
  CEO and Chairman           12/31/97(2) $ 31,250   $      0   $   575    $     0     1,000,000(5)   $   0    $     0
  of the Board

Jeffrey S. Cohen,            12/31/98(3) $128,333   $ 45,000   $ 6,001    $     0       300,000      $   0    $14,577
  Chief Operating Officer
  and Director

[FN]
(1) These amounts reflect the benefit to the named executive officers of amounts paid by the Company for health, disability, and life insurance.

(2) Mr. Bebbington accepted the positions of chief executive officer and a member of the board of directors effective November 17, 1997.
     Mr. Bebbington was not previously an employee of the Company. The foregoing table reflects amounts paid, awarded, or accrued for Mr. Bebbington from November 17, 1997, to December 31, 1997.

(3) Mr. Cohen accepted the positions of chief operating officer and a member of the board of directors effective February 2, 1998. Mr. Cohen was not previously an employee of the Company. The foregoing table reflects amounts paid, awarded, or accrued for Mr. Cohen from February 2, 1998, to December 31, 1998.

(4) These amounts reflect amounts paid by the Company to, or on behalf of, the named executive officers for relocation costs in conjunction with their employment by the Company.

(5) In 1997, as part of his employment by the Company, Mr. Bebbington was granted an option to acquire 1,000,000 shares of common stock. In March 1998, the option granted in 1997 was terminated in favor of an option to acquire 1,000,000 shares of common stock with modified provisions for vesting and exercise prices.


     The following table sets forth the information concerning the options granted to the named executive officers during the year ended December 31, 1998.

                                                 OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                              Potential Realizable Value at Assumed
                                                                               Annual Rates of Stock Appreciation
                           Individual Grants                                             for Option Term
------------------------------------------------------------------------      -------------------------------------
         (a)                 (b)                (c)             (d)              (e)           (f)           (g)
                                             % of Total
                     Number of Securities   Options/SARs
                          Underlying         Granted to     Exercise or
                         Options/SARs     Employees During   Base Price       Expiration        5%           10%
        Name             Granted (#)        Fiscal Year      ($/share)           Date          ($)           ($)
-------------------- -------------------- ----------------  ------------      ----------     --------      --------
Andrew C. Bebbington      1,000,000            56.8%            (1)              (3)         $ 68,149      $712,992

Jeffrey S. Cohen           300,000             17.0%            (2)              (3)         $198,997      $576,524

[FN]
(1) An option was granted in the year ended December 31, 1997, for 1,000,000 shares of common stock. That option was terminated in favor of an option to purchase 1,000,000 shares of common stock, of which the right to exercise is immediately vested with respect to 250,000 shares at $3.60 per share; the right to exercise vests with respect to 83,333 shares on each of December 31, 1998, 1999, and 2000, at $3.60 per share; and the right to exercise vests with respect to 166,667 shares on each of December 31, 1998, 1999, and 2000, at $4.50 per share, $5.50 per share, and $6.50 per share, respectively.

(2) The option was granted to purchase 300,000 shares of common stock, of which the right to exercise is immediately vested with respect to 75,000 shares and vests with respect to 75,000 shares on each December 31, 1998, 1999, and 2000, and is exercisable at prices ranging from $2.99 to $5.50 per share.

(3) The option expires with respect to each block of stock five years subsequent to the vesting of the right to exercise such block of stock.


     The following table sets forth the information concerning the options exercised by the named executive officers during the year ended December 31, 1998, and the value of unexercised options as of December 31, 1998.

                                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                    AND FY-END OPTION/SAR VALUES

          (a)                   (b)                  (c)                   (d)                     (e)
                                                                        Number of
                                                                       Securities                Value of
                                                                       Underlying              Unexercised
                                                                       Unexercised             In-the-Money
                                                                     Options/SARs at         Options/SARs at
                                                                       FY End (#)               FY End ($)
                          Shares Acquired                             Exercisable/             Exercisable/
         Name             on Exercise (#)    Value Realized ($)       Unexercisable           Unexercisable
--------------------      ---------------    ------------------      ---------------         ---------------
Andrew C. Bebbington             0                   $0              500,000/500,000              $0/$0

Jeffrey S. Cohen                 0                   $0              150,000/150,000              $0/$0


     During 1998, the terms of the options held by Mr. Bebbington and Mr. Cohen were amended. Mr. Bebbington was originally granted an option when he joined the Company to acquire 1,000,000 shares of common stock that vested 250,000 on execution of a definitive employment agreement and 250,000 on each of December 31, 1998, 1999, and 2000. The exercise price for the options was $5.75 provided that if the initial 500,000 options were exercised at a time when the market price was less than $7.50, the exercise price would be the greater of 80% of market or $3.60 per share. Options with respect to 166,667 shares were subject to vesting on each of December 31, 1998, 1999, and 2000, on the meeting of performance criteria to be established by the board of directors. When Mr. Cohen joined the Company in February 1998, the Company committed to a similar option for 300,000 shares of common stock at an initial exercise price of $2.9876.

     In the course of negotiation of definitive employment agreements, these options were modified. Mr. Bebbington's options now vest 250,000 on his joining the Company and 250,000 on each of December 31, 1998, 1999, and 2000, so long as he remains an employee of the Company (500,000 shares are currently vested).
The initial 250,000 shares and 83,333 shares that vest on December 31, 1998, 1999, and 2000, have an exercise price of $3.60 per share. The remaining 166,667 shares that vested on December 31, 1998, have an exercise price of $4.50 per share. The remaining 166,667 shares that vest December 31, 1999, have an exercise price of $5.50 per share, and the remaining 166,667 that vest December 31, 2000, have an exercise price of $6.50 per share.

     The options held by Mr. Cohen vested 75,000 in February 1998 and in December 1998, and will vest 75,000 on December 31, 1999, and 2000, so long as he is then an employee of the Company. The exercise price with respect to 187,000 options is $2.9875. The exercise price of the 37,500 options vesting December 31, 1998, have an exercise price of $3.60, 37,500 options vesting December 31, 1999, have an exercise price of $4.50, and 37,500 options vesting December 31, 2000, have an exercise price of $5.50.

     Also, in March 1998, the Company cancelled options to acquire 10,000 shares at an exercise price of $10.50 per share that were held by Craig Allen, the chief financial officer of the Company, and issued him options to acquire 15,000 shares at an exercise price of $3.1375 per share.

     The board of directors approved the changes to the options to be granted to Mr. Bebbington, Mr. Cohen, and Mr. Allen based on a number of factors, including the decrease in the price for the Company's common stock, the ability to fix the exercise price of all of the options, and the necessity of structuring a transaction attractive enough to retain executive management.

     The Company does not have any other option repricings with respect to options held by executive officers during the preceding ten years.

     The following performance graph compares the performance of the Company's common stock to the Total Returns Index for the Nasdaq Stock Market (U. S. Companies) and an industry peer group. The industry peer group, selected by the Company, is comprised of 123 U. S. companies whose stock is traded on Nasdaq and which are included in Standard Industrial Code Classification No. 382 entitled "Measuring and Controlling Devices." The graph assumes that $100 was invested on June 30, 1994, in the Company's stock and the indices. It is also assumed that dividends, if any, were reinvested when paid. The Company's fiscal year formerly ended on June 30, but was changed to December 31, effective December 31, 1996.


[Graphical representation of the performance of the Company's stock as compared to the Total Returns Index for the Nasdaq Stock Market and an industry peer group selected by the Company with the following data points.]


                                         6/30/94     6/30/95     6/30/96     12/31/96    12/31/97    12/31/98
                                         -------     -------     -------     --------    --------    --------

The Company                                100          92         263          313         85           9
Nasdaq Stock Market Total Return Index     100         134         171          186         228         321
Industry Peer Group (SIC code 382)         100         168         220          237         271         243


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

     In connection with the execution of the employment agreements, the CEO was granted options to acquire 1,000,000 shares of common stock with an exercise price of between $3.60 and $6.50 per share. The COO was granted options to acquire 300,000 shares of common stock of which 187,500 have an exercise price of $2.99 per share. The right to exercise such options vest in the executive with respect to 25% of the shares as of the date of grant and an additional 25% each year thereafter. The options expire, if not previously exercised, five years after vesting.

     In the event that the executive is disabled or dies during the term of his employment agreement, he is entitled to the better of (i) the benefits under any disability policy maintained by the Company; or (ii) his base salary for a period of 90 days.

     The employment agreements can be terminated by the Company for cause by showing that the executive has materially breached the terms of the employment agreement, that the executive, in the reasonable determination of the board of directors, has been grossly negligent or engaged in material willful or gross misconduct in the performance of his duties, or that the executive has committed or been convicted of fraud, embezzlement, theft, dishonesty, or other criminal conduct against the Company. On the sale or transfer of all or substantially all of the assets of the Company, the merger of the Company into another entity, the termination of the business of the Company, a change in control of the Company, or the continued breach by the Company of the employment agreement after 20 days written notice, the executive has the right to terminate the employment agreement. In the event of a termination of the employment agreement other than by the Company for cause, the executive will receive an amount equal to the amount of salary that would otherwise accrue to executive during the remaining employment period, except that in the case of the CEO, the amount will not be less than his base salary for a one-year period. In addition, the options held by the executive that had not previously vested would immediately vest and become exercisable.

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

COMPENSATION OF DIRECTORS

     The Company compensates its outside directors for service on the board of directors by payment of a monthly fee of $1,000, payment of $2,000 for each board meeting attended, payment of $500 for each telephone board meeting, and reimbursement of expenses incurred in attending board meetings. The Company does not separately compensate its board members who are also employees of the Company for their service on the board.

     In 1998, the board of directors appointed Sir Colin Dollery and Mr. Stanley Friedman as non-executive directors. As part of their compensation, they were each awarded options to acquire 30,000 shares of common stock of the Company at an exercise price of $2.9375 per share. The right to exercise this option vests with respect to 50% of the shares on each of the two succeeding anniversaries of the grant provided that the individual holder is then a director of the Company.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Company has a compensation committee comprised of the two non-executive directors and the CEO. The entire board, other than the particular individual executive officer involved, participates in the setting of compensation for senior management. This committee meets annually for the purpose of setting the compensation of the COO and CEO.

Report on Executive Compensation

     Management compensation is overseen by the board of directors of the Company, which consists of two members of senior management and two outside directors who are not employees of the Company.

     Compensation Philosophy. The board of directors recognizes the need to attract and retain qualified executives with appropriate experience and technical capabilities. The Company operates in the high-technology instrumentation field, which is a fast moving, dynamic, and competitive market place. Compensation programs reflect this challenging environment and are made up of three critical elements; a competitive base-line salary, a bonus program dependent on the achievement of pre-determined profit targets, and a medium- to long-term incentive program based on the increase of shareholder value over time.

     Chief Executive Compensation.   The Company has entered into a three year
employment contract with Mr. Bebbington with annual compensation of $250,000. His compensation for 1997 represented only his base salary for the period from November 17, 1997. Mr. Bebbington's salary was set after consultation with an independent firm specializing in placing employees, who were engaged to provide advice to the board of directors as part of the executive search for a replacement CEO in 1997. This base salary is fixed for three years.

     Bonus and Stock Option Compensation. For 1998 only, Mr. Bebbington was entitled to a guaranteed bonus of $100,000 and Mr. Cohen was entitled to a guaranteed bonus of $45,000. In future years, these bonuses will become variable based on pre-determined objectives set by the board of directors around achievement of budget goals. These arrangements for 1998 were entered into as part of the overall package to induce Messrs. Bebbington and Cohen to relocate to Utah from the Eastern United States.

     Options to acquire 1,000,000 shares of common stock have been granted to Mr. Bebbington at exercise prices of $3.60, $4.50, $5.50, and $6.50, with vesting in equal increments on the date of grant and on December 31, 1998, 1999, and 2000. Options to acquire 300,000 shares of common stock have been granted to Mr. Cohen, of which 187,500 are exercisable at $2.99, 37,500 at $3.60, 37,500 at $4.50, and 37,500 at $5.50, with vesting in equal increments on the date of grant and on December 31, 1998, 1999, and 2000.

     Review of Performance. Messrs. Bebbington and Cohen were recruited to turn the Company around from heavy losses in 1997. Their immediate focus was to reduce the level of losses and bring the Company to profitability as quickly as possible by commercializing the available technology in the Company. 1998 has already shown significant progress towards that goal as evidenced by the dramatic improvement at the operating level. The board of directors is encouraged by the progress made, given extremely difficult circumstances and believes that significant improvement to the performance of the Company will now be achieved in 1999 with the launch of the Jaguar product through JEOL and others. The board of directors believes the compensation of the executive officers is fair and reasonable for both the officers and the shareholders of the Company.

                                    Board of Directors:
                                      Andrew C. Bebbington
                                      Jeffrey S. Cohen
                                      Sir Colin Dollery
                                      Stanley Friedman



                        ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 26, 1999, the number of shares of the Company's common stock, par value $0.001, and Series A Preferred Stock held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's stock, and the name and shareholdings of each director and named executive officer and of all executive officers and directors as a group.

                                                                              Amount and Nature of Ownership
                                                                          -------------------------------------
                                                                            Sole Voting and         Percent of
Name of Person or Group                                                   Investment Power(1)       Class(2)(3)
------------------------------                                            -------------------       -----------
Principal Shareholders:

Larry J. Davis(4)                      Common Stock                              585,000                4.4%
10455 North Edinburgh                  Options                                   190,000                1.4%
Highland, Utah 84003                                                           ---------               -----
                                       Total                                     775,000                5.7%

The Ace Foundation                     Series A Preferred Stock(5)             2,228,252               14.3%
1650  49th Street                      $4.50 Warrants(6)                         119,000                0.8%
Brooklyn, New York 11204                                                       ---------               -----
                                       Total                                   2,347,252               14.9%

Charles Kushner                        Series A Preferred Stock(5)             1,835,031               12.1%
26 Columbia Turnpike                   $4.50 Warrants(6)                          98,000                0.6%
Florham Park, New Jersey 07932                                                 ---------               -----
                                       Total                                   1,933,031               12.6%

Murray Kushner                         Series A Preferred Stock(5)             1,048,589                7.3%
26 Columbia Turnpike                   $4.50 Warrants(6)                          56,000                0.4%
Florham Park, New Jersey 07932                                                 ---------               -----
                                       Total                                   1,104,589                7.6%

Jules Norducht                         Series A Preferred Stock(5)             1,310,737                8.9%
255 West Beech Street                  $4.50 Warrants(6)                          70,000                0.5%
Long Beach, New York 11561             Common Stock                               20,000                0.1%
                                                                               ---------               -----
                                       Total                                   1,400,737                9.5%

Wayne Saker                            Series A Preferred Stock(5)               880,066                6.2%
55 Shaw Road                           $4.50 Warrants(6)                          49,000                0.3%
Chestnut Hill, Massachusetts                                                   ---------               -----
02167                                  Total                                     929,066                6.5%

Richard Stadmaur                       Series A Preferred Stock(5)               786,442                5.5%
26 Columbia Turnpike                   $4.50 Warrants(6)                          42,000                0.3%
Florham Park, New Jersey 07932                                                 ---------               -----
                                       Total                                     828,442                5.8%

Named Executive Officers
and Directors:

Andrew C. Bebbington(7)                Common Stock                               10,000                0.1%
                                       Options                                 1,000,000                6.9%
                                                                               ---------               -----
                                       Total                                   1,010,000                7.0%

Jeffrey S. Cohen(8)                    Common Stock                                6,000                0.0%
                                       Options                                   300,000                2.2%
                                                                               ---------               -----
                                       Total                                     306,000                2.2%

Sir Colin Dollery(9)                   Common Stock                                    0                0.0%
                                       Options                                    30,000                0.2%
                                                                               ---------               -----
                                       Total                                      30,000                0.2%

Stanley Friedman(10)                   Common Stock                                1,000                0.0%
                                       Options                                    30,000                0.2%
                                                                               ---------               -----
                                       Total                                      31,000                0.2%

All Officers and Directors             Common Stock                               20,473                0.2%
as a Group (5 Persons)                 Options                                 1,370,000                9.3%
                                                                               ---------               -----
                                       Total                                   1,390,473                9.4%

[FN]
(1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record, and each shareholder has sole voting and investment power.

(2) The percentages shown are based on 13,392,562 shares of common stock of the Company issued and outstanding as of March 26, 1999.

(3) The percentage ownership for the options, warrants, and Series A Preferred Stock held by the indicated individuals is based on an adjusted total of issued and outstanding shares giving effect only to the exercise or conversion of each individual's securities.

(4) Mr. Davis was a co-founder of the Company and a prior executive officer and director. Mr. Davis resigned from these positions in November 1997. Mr. Davis is currently an employee of the Company.

(5) The amount shown assumes the conversion of the Series A Preferred Stock, plus accrued dividends, at $0.27890625, 85% of the average market price for the common stock for the ten trading days preceding March 26, 1999. The conversion rate varies with the market price of the common stock, and the number of shares actually issued on conversion may be significantly different than shown above. The holders of the Series A Preferred Stock have temporarily agreed not to exercise their right to convert to common stock.

(6) All of the holders of $4.50 Warrants shown on the above table have entered into agreements with the Company to sell their shares of Series A Preferred Stock. On consummation, one-half of the Warrants reflected will be cancelled and the remaining Warrants will be repriced at $0.50 per share.

(7) The options held by Mr. Bebbington were granted to him in connection with his agreement to assume the positions of chief executive officer and a director of the Company. Options with respect to 500,000 shares are currently vested. The remainder will vest with respect to 250,000 shares on each of December 31, 1999 and 2000. The exercise price of the options ranges from $3.60 per share to $6.50 per share.

(8) The options held by Mr. Cohen were granted to him in connection with his agreement to become the chief operating officer and a director of the Company. Options with respect to 150,000 shares are currently vested. The remainder will vest with respect to 75,000 shares on each December 31, 1999 and 2000. The exercise price of the options ranges from $2.99 to $5.50.

(9) The option held by Mr. Dollery was granted to him in connection with his joining the board of directors. The option vests with respect to 15,000 shares annually and no shares are currently vested. The option has an exercise price of $2.9375 per share.

(10) The option held by Mr. Friedman was granted to him in connection with his joining the board of directors. The option vests with respect to 15,000 shares annually and no shares are currently vested. The option has an exercise price of $2.9375 per share.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The holders of all of the 2,938.75 shares of the Series A Preferred Stock currently outstanding have entered into an agreement with the Company, giving the Company the right and obligation to redeem such stock at any time prior to March 31, 1999, for an amount equal to the price originally paid by the holders, $1,000 per share, plus a calculated amount equal to 4% per annum. In addition, associated warrants to acquire 293,875 shares of common stock will be terminated and the remaining warrants to acquire 293,875 shares of common stock will be repriced at $0.50 per share. The shareholders include holders who, if they converted the Series A Preferred Stock and exercised their warrants would hold in excess of 5% of the issued and outstanding common stock of the Company as identified on the table set forth under "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Company's obligation to redeem the Series A Preferred Stock was subject to the closing of the sale of the acoustics business to PCB.


                                    PART IV


             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The financial statements, including the index to the financial statements, are included immediately following the signatures to this report.

EXHIBITS


                      SEC
Exhibit           Reference
   No.                No.          Title of Document                                    Location
-------           ---------        ---------------------------------------------        ----------------------
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

  15                (10)           Technology Development and Marketing                 This Filing
                                   Agreement between Sensar Corporation,
                                   LarsonoDavis Incorporated, and JEOL
                                   USA, Inc., dated December 10, 1998

  16                (10)           Asset Purchase Agreement by and among                Exhibit "A" to Proxy
                                   PCB Group, Inc., Beehive Acquisition Corp.,          Statement dated
                                   LarsonoDavis Incorporated, and LarsonoDavis          February 16, 1999
                                   Laboratories, dated November 30, 1998

  17                (10)           First Amendment to Asset Purchase                    Exhibit "A" to Proxy
                                   Agreement by and among PCB Group, Inc.,              Statement dated
                                   Beehive Acquisition Corp., LarsonoDavis              February 16, 1999
                                   Incorporated, and LarsonoDavis Laboratories,
                                   dated February 16, 1999

  18                (10)           Second Amendment to Asset Purchase                   This Filing
                                   Agreement by and among PCB Group, Inc.,
                                   Beehive Acquisition Corp., LarsonoDavis
                                   Incorporated, and LarsonoDavis Laboratories,
                                   dated March 31, 1999

  19                (10)           Form of Market Stand Off and                         This Filing
                                   Redemption Agreement by and between
                                   LarsonoDavis Incorporated and Investors
                                   of 1998 Series A Preferred Stock,
                                   dated January    , 1999

  20                (10)           Technology License, Assumption, and                  Exhibit to report on
                                   Maintenance Agreement between                        Form 8-K/A dated
                                   LarsonoDavis Incorporated and                        June 30, 1995*
                                   Harris Miller Miller & Hanson, Inc.,
                                   dated August 15, 1995

  21                (10)           Technical Information Agreement and                  Exhibit to report on
                                   Patent License Agreement between                     Form 10-Q for the
                                   LarsonoDavis Incorporated and                        quarter ended
                                   Lucent Technologies, Inc.,                           June 30, 1997*
                                   effective as of July 1, 1997

  22                (10)           Termination Agreement between                        Exhibit to report on
                                   LarsonoDavis Incorporated and                        Form 10-Q for the
                                   Brian G. Larson dated November 14, 1997              quarter ended
                                                                                        September 30, 1997*

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

  24                (10)           Termination Agreement between                        Exhibit to report on
                                   LarsonoDavis Incorporated and                        Form 10-Q for the
                                   Dan J. Johnson dated November 14, 1997               quarter ended
                                                                                        September 30, 1997*

  25                (10)           Executive Employment Agreement                       Exhibit to report on
                                   between LarsonoDavis Incorporated                    Form 10-K for
                                   and Andrew C. Bebbington,                            the year ended
                                   effective November 17, 1997                          December 31, 1997*

  26                (10)           Executive Employment Agreement                       Exhibit to report on
                                   between LarsonoDavis Incorporated                    Form 10-K for
                                   and Jeffrey S. Cohen, dated February 2, 1998         the year ended
                                                                                        December 31, 1997*

  27                (10)           Agreement to Issue Warrants to                       Exhibit to:  report on
                                   Congregation Ahavas Tzdokah Z'Chesed                 Form 10-K for
                                   dated January 9, 1997, as amended                    the transitional
                                   April 16, 1997, June 5, 1997, and                    period ended
                                   November 14, 1997                                    December 31, 1996*;
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        March 31, 1997*;
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        June 30, 1997*; and
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        September 30, 1997*

  28                (10)           Agreement to Issue Warrants to Ezer                  Exhibit to:  report on
                                   Mzion Organization dated January 9, 1997,            Form 10-K for
                                   as amended April 16, 1997, June 5, 1997,             the transitional
                                   and November 14, 1997                                period ended
                                                                                        December 31, 1996*;
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        March 31, 1997*;
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        June 30, 1997*; and
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        September 30, 1997*

  29                (10)           Agreement to Issue Warrants to                       Exhibit to:  report on
                                   Laura Huberfeld and Naomi Bodner                     Form 10-K for
                                   dated January 9, 1997, as amended                    the transitional
                                   April 16, 1997, June 5, 1997, and                    period ended
                                   November 14, 1997                                    December 31, 1996*;
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        March 31, 1997*;
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        June 30, 1997*; and
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        September 30, 1997*

  30                (10)           Agreement to Issue Warrants to                       Exhibit to:  report on
                                   Connie Lerner, dated January 9, 1997,                Form 10-K for
                                   as amended April 16, 1997, June 5, 1997,             the transitional
                                   and November 14, 1997                                period ended
                                                                                        December 31, 1996*;
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        March 31, 1997*;
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        June 30, 1997*; and
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        September 30, 1997*

  31                (21)           Subsidiaries of LarsonoDavis Incorporated            Exhibit to report on
                                                                                        Form 10-KSB for the
                                                                                        year ended
                                                                                        June 30, 1996*

  32                (23)           Consent of Grant Thornton LLP                        This Filing

  33                (27)           Financial Data Schedule                              This Filing

*Incorporated by reference

REPORTS ON FORM 8-K

     During the last quarter of the fiscal year ended December 31, 1998, the Company filed two reports on Form 8-K, dated October 7, 1998, and December 10, 1998.


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          LARSONoDAVIS INCORPORATED


Dated:  March 31, 1999                    By   /s/ Andrew C. Bebbington
                                            Andrew C. Bebbington, President
                                            (Chief Executive Officer and
                                            Principal Financial and
                                            Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  March 31, 1999                    By   /s/ Andrew C. Bebbington
                                            Andrew C. Bebbington, Director


Dated:  March 31, 1999                    By   /s/ Jeffrey S. Cohen
                                            Jeffrey S. Cohen, Director


Dated:  March 30, 1999                    By   /s/ Sir Colin Dollery
                                            Sir Colin Dollery, Director


Dated:  March 29, 1999                    By   /s/ Stanley Friedman
                                            Stanley Friedman, Director



                   LarsonoDavis Incorporated and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
Consolidated Financial Statements:

    Report of Grant Thornton LLP, independent certified public accountants on the
        December 31, 1998, 1997, and 1996, and June 30, 1996, financial statements                         F-2

    Consolidated Balance Sheets as of December 31, 1998 and 1997                                           F-3

    Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1998 and 1997, for the six months ended December 31, 1996,
        and for the year ended June 30, 1996                                                               F-5

    Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1998 and 1997, for the six months ended December 31, 1996,
        and for the year ended June 30, 1996                                                               F-6

    Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997, for the six months ended December 31, 1996, and for the year ended
        June 30, 1996                                                                                      F-8

    Notes to Consolidated Financial Statements                                                             F-9

Financial Statement Schedules:

    Report of Grant Thornton LLP, independent certified public accountants on the December 31, 1998, 1997, and 1996, and June 30, 1996,
        financial statement schedule                                                                      F-42

    Schedule II--Valuation and Qualifying Accounts for the years ended
        December 31, 1998 and 1997, for the six months ended December 31, 1996,
        and for the year ended June 30, 1996                                                              F-43

All other financial statement schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or the Notes thereto.



                             REPORT OF INDEPENDENT

                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
LarsonoDavis Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheets of LarsonoDavis Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997, for the six months ended December 31, 1996 and for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LarsonoDavis Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1998 and 1997, for the six months ended December 31, 1996, and for the year ended June 30, 1996, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Grant Thornton LLP


Provo, Utah
January 29, 1999, expect for Note C
   for which the date is March 31, 1999



                      LarsonoDavis Incorporated and Subsidiaries

                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                    ------------------------------
                                                         1998             1997
                                                    -------------    -------------
CURRENT ASSETS
 Cash and cash equivalents                          $     694,959    $   1,212,473
 Trade accounts receivable, net of
   allowance for doubtful accounts (Note H)             1,738,478        2,215,945
 Inventories (Notes D and H)                            2,046,871        2,631,562
 Other current assets                                     157,046          100,460
                                                    -------------    -------------
      Total current assets                              4,637,354        6,160,440

PROPERTY AND EQUIPMENT,
 net of accumulated depreciation
 and amortization
 (Notes B, E, H and I)                                  1,327,248        2,165,467

ASSETS UNDER CAPITAL
 LEASE OBLIGATIONS,
 net of accumulated amortization (Note I)                 202,026          681,576

INTANGIBLE ASSETS, net of
 accumulated amortization
 (Notes B, F, H and T)                                    322,779        3,100,447

LONG-TERM CONTRACTUAL
 ARRANGEMENT, net of
 accumulated cost recoveries
 (Notes B and S)                                               -            87,500
                                                    -------------    -------------
                                                    $   6,489,407    $  12,195,430
                                                    =============    =============

The accompanying notes are an integral part of these financial statements.


                     LarsonoDavis Incorporated and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS - CONTINUED


                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             December 31,
                                                    -----------------------------
                                                         1998            1997
                                                    -------------   -------------
CURRENT LIABILITIES
 Line of credit (Note H)                            $          -    $   1,198,766
 Accounts payable                                         538,121       1,080,624
 Accrued liabilities (Note G)                             921,683       1,518,147
 Current maturities of long-term debt (Note I)            682,982          50,729
 Current maturities of capital lease
   obligations (Note I)                                   128,064         218,649
                                                    -------------   -------------
      Total current liabilities                         2,270,850       4,066,915

LONG-TERM DEBT
 less current maturities (Note I)                              -          716,697
CAPITAL LEASE OBLIGATIONS,
 less current maturities (Note I)                         168,985         558,815
                                                    -------------   -------------
      Total liabilities                                 2,439,835       5,342,427
                                                    -------------   -------------
COMMITMENTS AND CONTINGENCIES
 (Notes C, I, L, M, O and P)                                   -               -

STOCKHOLDERS' EQUITY
 (Notes B, M, N, O and T)
 Preferred stock, $0.001 par value; authorized
   10,000,000 shares; issued and outstanding
   3,039.95 shares at December 31, 1998 and
   zero shares at December 31, 1997
   (liquidation preference $3,147,000)                          3              -
 Common stock, $0.001 par value; authorized
   290,000,000 shares; issued and outstanding
   13,070,914 shares at December 31, 1998 and
   12,125,393 shares at December 31, 1997                  13,071          12,125
 Additional paid-in capital                            30,693,490      26,097,332
 Accumulated deficit                                  (26,282,308)    (19,251,591)
 Notes receivable from exercise of options               (374,684)        (69,375)
 Accumulated other comprehensive income                        -           64,512
                                                    -------------   -------------
      Total stockholders' equity                        4,049,572       6,853,003
                                                    -------------   -------------
                                                    $   6,489,407   $  12,195,430
                                                    =============   =============

The accompanying notes are an integral part of these financial statements.


                                LarsonoDavis Incorporated and Subsidiaries

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS

                                                                                Six months         Year
                                              Year ended December 31,            ended 31,         Ended
                                          ------------------------------       December 31,       June 30,
                                               1998             1997               1996             1996
                                          -------------    -------------     ---------------    ------------

Net sales (Note Q)                        $   8,729,192    $   8,313,328     $     4,889,280    $  8,255,607
                                          -------------    -------------     ---------------    ------------
Cost and operating expenses
 Cost of sales                                5,241,186        6,074,883           2,177,304       3,407,613
 Research and development                     2,919,945        4,860,993           1,734,911       2,149,384
 Selling, general and administrative          4,055,188        6,019,282           2,534,643       3,922,976
 Unusual and nonrecurring
   charges (Note B)                           3,436,733        5,937,355                  -               -
                                          -------------    -------------     ---------------    ------------
                                             15,653,052       22,892,513           6,446,858       9,479,973
                                          -------------    -------------     ---------------    ------------
Operating loss                               (6,923,860)     (14,579,185)         (1,557,578)     (1,224,366)
                                          -------------    -------------     ---------------    ------------
Other income (expense)
 Interest income                                137,814          140,870              59,638          12,320
 Interest expense                              (132,388)        (301,411)           (154,440)       (447,907)
 Other, net                                      (5,010)         (78,085)              8,460         (46,295)
                                          -------------    -------------     ---------------    ------------
                                                    416         (238,626)            (86,342)       (481,882)
                                          -------------    -------------     ---------------    ------------
      Net loss                               (6,923,444)     (14,817,811)         (1,643,920)     (1,706,248)

Other comprehensive income
 (loss) - foreign currency
 translation adjustments                        (64,512)         (15,848)             64,680          19,701
                                          -------------    -------------     ---------------    ------------
      Comprehensive loss                  $  (6,987,956)   $ (14,833,659)    $    (1,579,240)   $ (1,686,547)
                                          =============    =============     ===============    ============

Net loss per common share (Note K)
 Basic and diluted                        $       (0.65)   $       (1.29)    $         (0.16)   $      (0.21)

Net loss applicable to common stock       $  (8,270,007)   $ (14,832,811)    $    (1,666,420)   $ (1,754,998)

Weighted average common and
 common equivalent shares
 Basic and diluted                           12,683,658       11,507,701          10,410,820       8,138,722

The accompanying notes are an integral part of these financial statements.


                             LarsonoDavis Incorporated and Subsidiaries

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             Years ended December 31, 1998 and 1997, six months ended December 31, 1996 and year ended June 30, 1996

                                                                                             Notes       Accumulated
                                                                                           receivable       other
                         Preferred stock        Common stock     Additional     Accumu-      from       comprehensive
                      -------------------  ---------------------   paid-in       lated      exercise       income
                        Shares     Amount     Shares     Amount    capital      deficit    of options      (loss)        Total
                      --------   --------  ----------  ---------  ----------  -----------  -----------  ------------- ----------

Balances at
  July 1, 1995         200,000   $   200    6,559,479  $   6,559  $7,406,114  $ (997,362)  $        -   $   (4,021)   $ 6,411,490

Shares issued upon
  exercise of options
  (Note O)                  -         -        61,117         61     142,644          -             -           -         142,705

Shares issued upon
  exercise of
  warrants (Note O)         -         -     3,000,000      3,000   9,124,282          -             -           -       9,127,282

Shares issued for
  payment of
  interest on debt
  (Note N)                  -         -        16,483         17      42,244          -             -           -          42,261

Shares issued for
  services rendered
  (Note N)                  -         -        34,940         35     178,355          -             -           -         178,390

Shares issued in
  Sensar acquisition
  (Note T)                  -         -       586,387        586   1,509,360          -             -           -       1,509,946

Adjustment for
  translation of
  foreign currency          -         -            -          -           -           -             -       19,701         19,701

Preferred dividends         -         -            -          -           -      (48,750)           -           -         (48,750)

Net loss for the year       -         -            -          -           -   (1,706,248)           -           -      (1,706,248)
                      ---------  -------   ----------  --------  -----------  -----------   ---------   ----------    ----------
Balances at June 30,
  1996                 200,000       200   10,258,406     10,258  18,402,999  (2,752,360)           -       15,680     15,676,777

Shares issued in
  Sensar acquisition
  (Note T)                  -         -        31,336         31      80,659          -             -           -          80,690

Shares issued for
  services rendered
  (Note N)                  -         -           548          1       5,000          -             -           -           5,001

Shares issued upon
  exercise of options
  (Note O)                  -         -        52,500         53     368,770          -             -           -         368,823

Shares issued upon
  exercise of
  warrants (Note O)         -         -       375,000        375   1,141,947          -             -           -       1,142,322

Adjustment for
  translation of
  foreign currency          -         -            -          -           -           -             -       64,680         64,680

Preferred dividends         -         -            -          -           -      (22,500)           -           -         (22,500)

Net loss for the
  period                    -         -            -          -           -   (1,643,920)           -           -      (1,643,920)
                      ---------  -------   ----------  --------  -----------  -----------   ---------   ----------    ----------
Balances at
 December 31, 1996     200,000       200   10,717,790     10,718  19,999,375  (4,418,780)           -       80,360     15,671,873

Shares issued for
  services rendered
  (Note N)                   -         -       54,849         55      262,104          -            -            -         262,159

Shares issued upon
  exercise of
  options (Note O)           -         -      217,631        218      115,407          -       (69,375)          -          46,250

Shares surrendered
  in payment of
  advance (Note N)           -         -       (1,739)        (2)      (9,998)         -            -            -         (10,000)

Shares purchased
  under employee
  stock purchase
  plan (Note O)              -         -       15,407         15       83,986          -            -            -          84,001

Shares issued upon
  exercise of
  warrants (Note O)          -         -      862,613        862    4,496,517          -            -            -       4,497,379

Shares issued to
  former executives
  (Note B)                   -         -      200,000        200    1,149,800          -            -            -       1,150,000

Conversion of
  preferred stock
  (Note M)             (200,000)     (200)     58,842         59          141          -            -            -              -

Adjustment for
  translation of
  foreign currency           -         -           -          -            -           -            -       (15,848)      (15,848)

Preferred dividends         -         -           -          -            -      (15,000)          -            -        (15,000)

Net loss for the year       -         -           -          -            -   (14,817,811)         -            -    (14,817,811)
                      ---------  -------   ----------  --------  -----------  -----------   ---------   ----------    ----------
Balances at
  December 31, 1997         -         -    12,125,393    12,125   26,097,332  (19,251,591)    (69,375)      64,512     6,853,003

Shares issued for
  services rendered
  (Note N)                  -         -       48,747         49      148,264          -            -            -        148,313

Shares issued upon
  exercise of
  options (Note O)          -         -      276,365        276      725,914          -      (726,190)          -             -

Shares purchased
  under employee
  stock purchase
  plan (Note O)             -         -       73,182         74       81,098          -            -            -         81,172

Shares issued upon
  exercise of               -         -       74,084         74      359,750          -            -            -        359,824
  warrants (Note O)

Shares issued in
  private placement
  (Note M)             3,500.00        3          -          -     3,281,605          -            -            -      3,281,608

Conversion of
  preferred stock
  (Note M)              (460.05)      -      473,143        473         (473)         -            -            -             -

Collection of and
  allowance on notes
  receivable from
  exercise of
  options (Note O)          -         -           -          -            -           -       420,881           -        420,881

Adjustment for
  translation of
  foreign currency          -         -           -          -            -           -            -       (64,512)      (64,512)

Preferred dividends         -         -           -          -            -     (107,273)          -            -       (107,273)

Net loss for the year       -         -           -          -            -   (6,923,444)          -            -     (6,923,444)
                      ---------  -------   ----------  --------  -----------  -----------   ---------   ----------    ----------
Balances at
  December 31, 1998    3,039.95  $     3   13,070,914  $ 13,071  $30,693,490 ($26,282,308)  $(374,684)  $       -     $4,049,572
                      =========  =======   ==========  ========  ===========  ===========   =========   ==========    ==========

The accompanying notes are an integral part of these financial statements.


                                LarsonoDavis Incorporated and Subsidiaries

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six months        Year
                                                          Year ended December 31,           Ended           ended
                                                     --------------------------------    December 31,      June 30,
                                                           1998              1997            1996            1996
                                                     ---------------    -------------  --------------    ------------

Increase (decrease) in cash and cash equivalents

Net cash used in operating activities (Note U)       $    (2,709,872)   $ (5,122,057)  $   (1,944,738)   $ (2,019,944)
                                                     ---------------    ------------   --------------    ------------
Cash flows from investing activities
 Purchase of property and equipment                         (322,737)     (1,041,383)        (421,573)       (560,861)
 Proceeds from sale of assets                                284,298          44,543           35,900          49,543
 Proceeds from long-term contractual
   arrangement                                                87,500         265,646          106,000         157,762
 Patent acquisition costs                                    (20,588)       (123,017)          (5,215)       (125,577)
 Purchase of technology                                           -               -           (25,233)       (414,991)
 Purchase of stock of Sensar Corporation                          -               -                -       (1,184,069)
                                                     ---------------    ------------   --------------    ------------
          Net cash provided by (used in)
           investing activities                               28,473        (854,211)        (310,121)     (2,078,193)
                                                     ---------------    ------------   --------------    ------------
Cash flows from financing activities
 Net change in lines of credit                            (1,198,766)        165,748         (269,288)       (916,881)
 Proceeds from long-term obligations                              -           68,571               -          679,366
 Principal payments of long-term debt                        (84,444)       (152,756)        (137,032)       (855,383)
 Net proceeds from issuance of preferred
   and common stock, and exercise of
   options and warrants                                    3,743,485       4,627,630        1,493,489       9,269,987
 Principal payments on capital
   lease obligations                                        (231,878)       (186,146)        (100,608)       (170,538)
 Preferred dividends                                              -          (15,000)         (22,500)        (48,750)
 Decrease in bank overdraft                                       -               -                -          (40,039)
                                                     ---------------    ------------   --------------    ------------
          Net cash provided by
           financing activities                            2,228,397       4,508,047          964,061       7,917,762
                                                     ---------------    ------------   --------------    ------------
Effect of exchange rates on cash                             (64,512)        (15,848)          64,680          19,701
                                                     ---------------    ------------   --------------    ------------
Net increase (decrease) in cash
 and cash equivalents                                       (517,514)     (1,484,069)      (1,226,118)      3,839,326

Cash and cash equivalents at
 beginning of period                                       1,212,473       2,696,542        3,922,660          83,334
                                                     ---------------    ------------   --------------    ------------
Cash and cash equivalents at
 end of period                                       $       694,959    $  1,212,473   $    2,696,542    $  3,922,660
                                                     ===============    ============   ==============    ============

The accompanying notes are an integral part of these financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   1. Business activity and principles of consolidation

   LarsonoDavis Incorporated (the Company) is primarily engaged in the design, development, manufacture, and marketing of analytical instruments. The Company sells its measurement instruments to private industries and governmental agencies for both industrial and research applications. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries; LarsonoDavis Laboratories Corporation, Sensar Corporation, and Larson Davis Ltd. (a UK Corporation). All significant intercompany transactions and accounts have been eliminated in consolidation.

   2. Revenue recognition

   The Company recognizes revenues on the majority of its product sales and services at the time of product delivery or the rendering of services. Significant future obligations or contingencies such as satisfaction of customer mandated performance criteria, unilateral rights to return products, etc. delay revenue recognition until the obligation is satisfied or contingency resolved. Cost of insignificant obligations is accrued when revenue is recognized.

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

   7. Net loss per common share

   The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

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

   At December 31, 1998, one customer represents 24 percent of accounts receivable and no other customers represent more than 10 percent of accounts receivable. Otherwise, concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic regions and industries. The Company reviews customers' credit histories before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

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

   On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded. During 1998 and 1997, certain adjustments were recognized for the impairment of intangible assets (See Note B).

   11. Translation of foreign currencies

   The foreign subsidiary's asset and liability accounts, which are originally recorded in the appropriate local currency, are translated, for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates for the period. Transaction gains and losses, the amounts of which are not material, are included in general and administrative expenses. Foreign currency translation adjustments are an element of other comprehensive income (loss) and are included in accumulated other comprehensive income (loss) in the statement of stockholders' equity. With the closure of the foreign subsidiary and resulting disposition of its assets and liabilities, the cumulative foreign currency translation adjustments are zero at December 31, 1998.

   12. Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are the allowance for doubtful accounts, the allowance for inventory overstock or obsolescence, and the estimated useful lives of property and equipment and intangible assets. Additionally, certain estimates which are affected by expected future gross revenues or royalty receipts are capitalized software costs, the long-term contractual arrangement and patents on proprietary technology. On an ongoing basis, management reviews such estimates, and if necessary, makes changes to them. The effect of changes in estimates are reflected in the financial statements in the period of the change. Management believes the estimates used in determining carrying values of assets as of the respective balance sheet dates were reasonable at the dates the estimates were made. During 1998 and 1997, adjustments to certain estimates were recognized (See Note B).

   13. Fair value of financial instruments

   The estimated fair value of financial instruments is not presented because, in management's opinion, the carrying amounts and estimated fair values of financial instruments in the accompanying consolidated balance sheets, with the exception of the long-term contractual arrangement, is not materially different. In the past, it has not been practicable to estimate the fair value of the long-term contractual arrangement, since its value was dependent on the future revenues of an unrelated entity, which was not readily determinable by the Company. However, events in 1997 caused management to believe that this asset has been impaired and appropriate adjustments were made to the carrying value of the asset (See Note B).

   14. Stock options

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying shares on the date of grant, the Company does not recognize any compensation expense.

   15. Recently issued Statements of Financial Accounting Standards

   In June 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has implemented SFAS No. 130 during the year ended December 31, 1998, with reclassification of financial statements for earlier periods provided for comparative purposes.

   In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has implemented SFAS No. 131 during the year ended December 31, 1998.

   Other recently issued Statements of Financial Accounting Standards do not apply to the Company or its operations.

NOTE B - UNUSUAL AND NONRECURRING CHARGES

   During 1998 and 1997, the Company has recognized unusual and nonrecurring charges as follows:

   Year ended December 31, 1998

   During the year ended December 31, 1998, the Company recognized unusual charges of $3,436,733 and provided additional allowances against inventory of $768,300. As discussed below, both adjustments principally resulted from the termination of the exclusive distribution arrangement with SAES Getters S.p.A. ("SAES") during September 1998. The unusual charges and inventory adjustments are composed of the following:

                                                                 Unusual           Inventory
                                                                 charges          adjustments
                                                               ------------      -------------
Write off of assets related to the discontinuance of the
 TOF2000 product                                               $  2,458,004      $   490,882

Provision for costs related to the discontinuance of the
 TOF2000 and SFC products and closure of machine shop               250,000                -

Expected loss on the disposal of the machine shop equipment         163,903                -

Allowance against receivables from former officers                  564,826                -

Additional allowance for inventory obsolescence and
 overstock                                                                -          277,418
                                                               ------------      -----------
                                                               $  3,436,733      $   768,300
                                                               ============      ===========

   In October 1995, the Company acquired all of the outstanding stock of Sensar Corporation ("Sensar"). At the time, the business contained within Sensar consisted of its Time-of-Flight technology as applied to its TOF2000 instrumentation. The TOF2000 has been distributed on an exclusive basis over the past three years by SAES, a global supplier of "Getter" filters. Unfortunately, this product has failed to meet its full potential in the market place and negotiations commenced in July, 1998, with SAES, which led by mutual agreement to the termination of the exclusive distribution arrangement during September 1998. The Company has sought alternative distributors for this product or to sell this technology as a whole, but has been unsuccessful for several reasons, including the aggressive downturn in the semiconductor market. As a result of these events, the Company evaluated the carrying value of assets associated with the TOF2000 product and has recorded noncash charges for the write off of assets related to this product. The write off principally consists of the unamortized excess purchase price of the Sensar acquisition in the amount of $2,279,883. Inventory written off consisted of three substantially completed TOF2000 instruments, plus certain component parts for this technology.

   During the quarter ended September 30, 1998, the Company also decided to dispose of its SFC product line and close its machine shop. As a result of these decisions, the Company has provided $150,000, principally for expected exit costs related to these product lines. Future cash flows, which have been accrued related to these technologies, are expected to be the cost of customer support, payment of certain fixed costs for vacated space, and other winding up costs. In addition, $100,000 was provided to cover the probable losses on the disposition of net assets related to the SFC product line. Net sales included in the consolidated financial statements for these discontinued product lines were $1,129,624, $1,270,540, $739,030 and $607,409 for the years ended December 31, 1998 and 1997, for the six months ended December 31, 1996, and for the year ended June 30, 1996, respectively.

   Other components of the unusual charges included the expected loss of approximately $164,000 from the disposal of the machine shop and an allowance against a receivable due from the former CEO. During the quarter ended September 30, 1998, management concluded that it was not cost effective for the Company to continue to operate its own machine shop and decided to sell the machine shop equipment and pay off the capital leases associated with the equipment. Also during the quarter, management of the Company concluded that the collectibility of approximately $165,000 due from Brian Larson, the former CEO to the Company, was in doubt. The amount due originated from withholding taxes paid by the Company on behalf of the CEO in conjunction with the issuance of stock to him as a result of the 1997 restructuring of the Company. Additionally, the Company has provided an allowance of $400,000 against notes receivable from the exercise of options by former executive officers.

   Based on its sales and production forecasts for the Company's remaining products, the Company has revised its estimates of obsolete and overstock inventory. The Company increased the allowance against inventory by approximately $277,000 based on those forecasts.

   Year ended December 31, 1997

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

      Under the direction of the new chief executive officer, and with the endorsement of the outside board members, an evaluation was made of existing research and development projects, marketing arrangements, manufacturing processes, the products offered, licensing agreements, and the overall cost structure of the Company. As a result of this evaluation, additional restructuring steps were recommended and approved by the board of directors in December 1997. The restructuring included implementation of a plan to redevelop the Company's product portfolio on a three-year rotating cycle, which is a much more aggressive development cycle than has been followed in the past for the Company's acoustic products. The restructuring process also included the reorganization and consolidation of personnel in the research and marketing functions.
      These additional steps have been implemented and have resulted in a reduction of personnel, the closure of the UK subsidiary and the related hiring of distributors in the UK, the discontinuance of certain peripheral business activities, and a new focus on a revised strategic direction for the Company. The narrowed focus on certain elements of the strategic direction of the Company is expected to result in the earlier commercialization of certain technologies, the revitalization of the existing product line, and the strengthening of the distribution capacity of the Company. The changes in strategic direction also resulted in the discontinuance or de-emphasis of certain other projects, the most significant of which was the abandonment of the ENOMS technology, an internally developed proprietary software system for environmental noise monitoring. As a result of these changes in the direction of the Company, the carrying values of certain intangible assets and property and equipment have been impaired and associated losses totaling $1,725,251 were recognized of which approximately $1,391,000 pertained to the write-off of the unamortized balance of the ENOMS technology. Additionally, largely as a result of the change in the development cycle of products in the acoustic portfolio, certain inventories have been rendered obsolete or overstocked. Although the Company intends to return overstocked inventory to vendors, it expects that the amounts that are recoverable will be minimal. Accordingly, a write down in the amount of $614,000 in the carrying value of inventories to salvage value has been recognized and is included in cost of sales.

   2. Impairment charges

   In December 1997, as discussed below, certain events occurred which caused management to question the recoverability of the carrying costs of the long-term contractual arrangement created as a result of the discontinuation of a business. See Note S for details of this arrangement. The carrying value of this asset is dependent on the future revenue stream derived from the sale of environmental noise monitoring systems by HMMH, which market has become increasingly competitive. In recent years, this contractual arrangement, which could be terminated by HMMH as early as August 1998, contains certain minimum and percentage royalty provisions that had to be recovered through the revenue stream from the sales of systems by HMMH. HMMH notified the Company that this contractual arrangement was placing them at a serious disadvantage and requested that discussions commence regarding this contract. Based on these factors, management expects there to be a renegotiation of this contract. The carrying value of this asset at December 31, 1997 has been reduced to $87,500, management's estimate of the current value of the asset representing the guaranteed minimum royalty through August 15, 1998, and an impairment loss of $2,556,903 has been recognized.

   The unusual and nonrecurring charges include noncash elements of approximately $5,615,000. The current or future cash requirements are approximately $322,000, of which approximately $220,000 was paid prior to December 31, 1997.

   In addition to the write down of inventories, referred to above, the Company recognized other adjustments and significant expenses in the fourth quarter of 1997. The most significant of these adjustments included in the fourth quarter were adjustments related to increases of approximately $174,000 in the estimated provision for warranty work charged to cost of sales principally related to certain performance issues on the TOF2000, adjustments to inventories of an estimated $225,000 related to the absorption of labor and overhead into cost of sales, and the reversal of the sales revenue in the approximate amount of $430,000 for two instruments pending final acceptance by the customer. Other material expenses recorded in the fourth quarter that affect the comparability between quarters include increasing costs incurred towards the development of the new time-of-flight mass spectrometry and the supercritical fluid chromatography products and costs associated with the recruitment and relocation of the new chief executive officer.

NOTE C - SUBSEQUENT EVENT - SALE OF ACOUSTIC DIVISION

   On November 30, 1998, as amended on February 11, 1999 and March 31, 1999, the Company entered into an Asset Purchase Agreement (the Agreement) with PCB Group, Inc. (PCB) under which the Company agreed to sell essentially all of the assets and operations associated with the acoustic division of the Company. Assets of the acoustic division to be sold include the manufacturing facilities of the Company, certain intellectual property, the "LarsonoDavis" name, inventories, accounts receivable, and property and equipment. The sales price for the assets is $5.75 million (payable $5.25 million in cash at closing and a note for $500,000 payable in equal monthly installments based on a two year amortization with a balloon payment of the unpaid balance on April 1, 2000) plus the assumption by PCB of liabilities of approximately $1.7 million. The amount of the cash payment is subject to potential upward or downward adjustment based on a target value of approximately $3 million for the net assets to be acquired by PCB.

   Closing of the sale of the assets of the acoustic division is subject to shareholder approval. A special meeting of stockholders was held March 18, 1999, where the sale was approved by a majority of the outstanding voting interest of common and preferred stockholders. Prior to closing, certain issues have arisen during the due diligence investigation that has delayed the sale of the land and buildings. The sale of the remaining assets was consummated on March 31, 1999, wherein the Company received cash proceeds of approximately $4.6 million. The Company has entered into a short-term lease with PCB covering the land and building. The parties anticipate that this leasing agreement will be temporary and that the anticipated sale of the land and building will close in the near future. The Company expects to receive additional net proceeds of approximately $700,000 from the sale of the real estate and the payoff of the underlying mortgage. The estimated gain, net of expenses, on the entire sale of the assets of the acoustic division is expected to be approximately $2.7 million.

   The following unaudited pro forma information estimates the pro forma effect of the sale on the Company's financial position as of December 31, 1998 (assuming the entire sale had occurred on December 31, 1998) and estimates the pro forma effect of the sale on the Company's results of operations for the year then ended (assuming the entire sale had occurred on January 1, 1998). The estimated gain from the sale is not included in the pro forma results of operations for the year ended December 31, 1998.

Cash and cash equivalents       $ 5,785,921
Current assets                    7,495,435
Total assets                      7,718,297
Current liabilities                 727,044
Stockholders' equity              6,791,253

Net sales                         1,660,407
Net loss                         (7,221,850)
Net loss per common share             (0.68)

NOTE D - INVENTORIES

   Inventories consist of the following:

                             December 31,
                    ----------------------------
                         1998            1997
                    ------------    ------------
Raw materials       $  1,113,839    $  1,127,335
Work in process          379,407         700,055
Finished goods           553,625         804,172
                    ------------    ------------
                    $  2,046,871    $  2,631,562
                    ============    ============

   During the fourth quarter of 1997, the Company made certain changes in estimates related to excess and obsolete inventories in the amount of $614,000, principally related to write downs of acoustic inventory associated with the restructuring of the operations and changes in strategic direction of the Company. In 1998, the Company wrote inventory down by approximately $768,000, principally related to the discontinuance of the TOF2000 product (See Note B).

NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment and estimated useful lives are as follows:

                                                     December 31,
                                           ------------------------------
                                  Years          1998             1997
                                  -----    -------------    -------------

Land                                -      $      25,000    $      25,000
Buildings and improvements        5-30         1,067,971        1,109,412
Machinery and equipment           3-10           758,129        1,710,082
Furniture and fixtures            3-10           472,944          631,401
                                           -------------    -------------
                                               2,324,044        3,475,895
Less accumulated depreciation
 and amortization                               (996,796)      (1,310,428)
                                           -------------    -------------
                                           $   1,327,248    $   2,165,467
                                           =============    =============

NOTE F - INTANGIBLE ASSETS

   Intangible assets consist of acquired technology, capitalized software development costs and patents. The long-term value of these assets is connected to the application of technologies and software costs to viable products which management believes can be successfully marketed by the Company. On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded. During 1998 and 1997, the carrying value of certain intangible assets was adjusted to better reflect management's current expectations for the realizability of these assets (See Note B). Management believes current and projected sales levels of its existing and planned products will support the carrying costs of the assets, as adjusted.

   The following is a summary of intangible assets:

                                                   December 31,
                                           ----------------------------
                                               1998            1997
                                           ------------    ------------
Acquired technology                        $    338,316    $  3,364,326
Patents                                         211,718         262,248
Capitalized software development costs                -         189,920
                                           ------------    ------------
                                                550,034       3,816,494
Less accumulated amortization                  (227,255)       (716,047)
                                           ------------    ------------
                                           $    322,779    $  3,100,447
                                           ============    ============

NOTE G - ACCRUED LIABILITIES

      Accrued liabilities are composed of the following:

                                                    December 31,
                                           ---------------------------
                                               1998           1997
                                           ------------   ------------
Accrued compensation and payroll taxes     $    475,737   $    683,069
Warranty                                        139,976        216,930
Dividends                                       107,273             -
Royalties                                        70,795        163,730
Customer deposits                                60,000        201,816
Other                                            67,902        252,602
                                           ------------   ------------
                                           $    921,683   $  1,518,147
                                           ============   ============

NOTE H - LINE OF CREDIT

   Line of credit is as follows:

                                                                                  December 31,
                                                                         ---------------------------
                                                                              1998           1997
                                                                         -----------    ------------
Prime plus 2.5% revolving line of credit; maximum available of
 $3,000,000; commitment fee equal to .50% per annum of the unused amount; collateralized by inventories, trade accounts receivable, equipment, and intangible assets
                                                                         $         -    $  1,198,766
                                                                         ===========    ============

   As a result of high interest and other charges associated with the loan and restrictive loan provisions, in March 1998, the Company notified the provider of its line of credit of the Company's intent to terminate the line. In April 1998, the Company paid off the line of credit and associated termination fees from available cash and cash equivalents.

NOTE I - LONG-TERM OBLIGATIONS

    1.  Debt

    Long-term debt consists of the following:

                                                                                December 31,
                                                                        --------------------------
                                                                            1998           1997
                                                                        -----------    -----------
8.25% note payable to a commercial bank, collateralized by property, payable in monthly installments of $8,246 including interest, due
 July 15, 1999                                                          $   682,982    $   726,456

Other installment loan                                                            -         40,970
                                                                        -----------    -----------
                                                                            682,982        767,426
Less current maturities                                                    (682,982)       (50,729)
                                                                        -----------    -----------
                                                                        $         -    $   716,697
                                                                        ===========    ===========

    2.  Capital leases

    The Company leases certain equipment on 36 to 60 month capital leases. Substantially all of the leases contain provisions that convey title to the Company or that allow the Company to acquire the equipment at the end of the lease term through payment of a nominal amount. Assets under capital lease obligations are as follows:

                                           December 31,
                                   --------------------------
                                       1998           1997
                                   -----------    -----------
Equipment                          $   703,785    $ 1,134,973
Less accumulated amortization         (501,759)      (453,397)
                                   -----------    -----------
                                   $   202,026    $   681,576
                                   ===========    ===========

   Total amortization expense on equipment under capital lease obligations was $173,224 and $218,919 for the years ended December 31, 1998 and 1997, $82,434 for the six months ended December 31, 1996, and $158,693 for the year ended June 30, 1996, respectively.

   Total future minimum lease payments, under capital lease obligations are as follows:

Year ending December 31,
------------------------
 1999                                    $   155,970
 2000                                        112,346
 2001                                         63,937
 2002                                         10,523
 Thereafter                                        -
                                         -----------
Total minimum lease payments                 342,776
Less amount representing interest             45,727
                                         -----------
Present value of net minimum
 capital lease payments                      297,049
Less current maturities                      128,064
                                         -----------
                                         $   168,985
                                         ===========

   3.   Operating leases

   The Company leases certain office and manufacturing space and equipment under operating leases. The lease on office and manufacturing space expires in March 1999. The Company plans to vacate this space and consolidate its operations into its remaining owned real estate. Leases of equipment expire through 2002. Minimum future payments under non-cancelable operating leases are as follows:

Year ending December 31,
------------------------
 1999                          $    51,586
 2000                               10,396
 2001                               10,396
 2002                                5,198
 Thereafter                              -
                               -----------
                               $    77,576
                               ===========

   Total rent expense under operating leases was $147,718 and $142,616 for the years ended December 31, 1998 and 1997, $75,408 for the six months ended December 31, 1996, and $83,857 for the year ended June 30, 1996, respectively.

NOTE J - INCOME TAXES

      The income tax expense (benefit) reconciled to the tax computed at the statutory federal rate of 34 percent is as follows:

                                                                      Six months        Year
                                          Year ended December 31,       ended          ended
                                         ------------------------    December 31,     June 30,
                                             1998         1997           1996           1996
                                         -----------  -----------   --------------   ----------
Income tax benefit at statutory rate     $2,353,971)  $5,038,056)  $    (558,933)   $(580,124)
State income tax benefit
 net of federal tax effect                 (228,474)    (488,988)        (54,249)     (56,306)
Amortization and write off of acquired
 technology                                 900,420       60,797          30,398       31,447
Settlement with former directors             70,427      165,750              -            -
Operating losses with no current tax
 benefit                                  1,605,535    5,292,150         579,600      595,189
Other, net                                    6,063        8,347           3,184        9,794
                                         ----------   ----------   -------------    ---------
Income tax expense                       $        -   $        -   $           -    $       -
                                         ==========   ==========   =============    =========

      Deferred income tax assets and liabilities are as follows:

                                                            December 31,
                                                   ------------------------------
                                                        1998             1997
                                                   -------------    -------------
Deferred tax assets
 Benefit of net operating loss carryforwards       $   7,831,621    $   6,334,645
 Capitalized software development costs and
   amortization of intangible assets                     796,526          746,839
 Inventory allowances                                    376,365          335,327
 Employee termination costs                                    -          261,251
 Accrued liabilities                                     113,199          129,153
 Provision for collectibility of certain
   receivables                                           256,287           32,776
 Other, net                                                4,345            4,271
                                                   -------------    -------------
                                                       9,378,343        7,844,262
Less valuation allowance                              (9,373,873)      (7,759,162)
                                                   -------------    -------------
                                                           4,470           85,100
Deferred tax liabilities
 Depreciation of property and equipment                   (4,470)         (85,100)
                                                   -------------    -------------
Net deferred tax asset (liability)                 $           -    $           -
                                                   =============    =============

   The Company has sustained net operating losses in each of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for any of the periods presented. The increase in the valuation allowance was $1,614,711 and $5,268,566, for the years ended December 31, 1998 and 1997,
   $577,126 for the six months ended December 31, 1996, and $1,454,363 for the year ended June 30, 1996, respectively.

   As of December 31, 1998, the Company had net operating loss carryforwards for tax reporting purposes of approximately $21,000,000 expiring in various years through 2018. Utilization of approximately $3,100,000 of the total net operating loss is dependent on the profitable operation of Sensar Corporation in the future under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership.

NOTE K - EARNINGS (LOSS) PER COMMON SHARE

   The following data show the amounts used in computing net loss per common share, including the effect on net loss for preferred stock dividends and a beneficial conversion feature associated with preferred stock and warrants. The following data also show the weighted average number of shares and dilutive potential common stock. For 1998, net loss applicable to common stock includes a noncash imputed dividend to the preferred stockholders related to the beneficial conversion feature on the 1998 Series A Preferred Stock and related warrants (See Note M). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend is a one-time, noncash charge against the net loss per common share.

                                                                          Six months        Year
                                             Year ended December 31,        ended           ended
                                         ----------------------------     December 31,     June 30,
                                               1998            1997           1996           1996
                                         -------------    -----------    -------------    ----------
Net loss                                 $  (6,923,444)   $14,817,811)   $  (1,643,920)   $1,706,248)
Dividends on preferred stock                  (107,273)       (15,000)         (22,500)      (48,750)
Imputed dividend from beneficial
 conversion feature                         (1,239,290)             -                -             -
                                         -------------    -----------    -------------    ----------
Net loss applicable to common stock      $  (8,270,007)   $14,832,811)   $  (1,666,420)   $1,754,998)
                                         =============    ===========    =============    ==========


                                                                          Six months        Year
                                             Year ended December 31,        ended           ended
                                         ----------------------------     December 31,     June 30,
                                               1998            1997           1996           1996
                                         -------------    -----------    -------------    ----------
                                                                                              Common shares outstanding during the
 entire period                              12,125,393     10,717,790       10,258,406     6,559,479
Weighted average common shares issued
 during the period                             558,265        789,911          152,414     1,579,243
                                         -------------    -----------    -------------    ----------
Weighted average number of common
 shares used in basic EPS                   12,683,658     11,507,701       10,410,820     8,138,722
Dilutive effect of stock options
 and warrants                                        -              -                -             -
                                         -------------    -----------    -------------    ----------
Weighted average number of common
 shares and dilutive potential common
 stock used in diluted EPS                  12,683,658     11,507,701       10,410,820     8,138,722
                                         =============    ===========    =============    ==========

   Included in net loss for the years ended December 31, 1998 and 1997 are unusual and nonrecurring charges of $3,436,733 and $5,937,355, respectively. The effect of these unusual and nonrecurring charges on net loss was $0.27 and $0.52 per common share, respectively.

   For the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, all of the options and warrants that were outstanding, as described in Note O, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE L - 401(K) PROFIT SHARING PLAN

   In February 1995, the Company adopted a 401(K) profit sharing plan under which eligible employees may choose to contribute up to 15 percent of their wages on a pre-tax basis, subject to IRS limitations. Employees who have completed six months of qualified service with the Company are eligible to enroll in the plan. The Company will match 50 percent of the employee's contribution to the plan up to a maximum of 1.5 percent of the employee's eligible annual salary. The Company's contributions vest at a rate of 20 percent per year beginning with the second year of service and participants are fully vested after six years of service. The Company contributed $46,957 and $67,242 for the years ended December 31, 1998 and 1997, $38,581 for the six months ended December 31, 1996, and $34,594 for the year ended June 30, 1996, respectively.

NOTE M - PREFERRED STOCK

   1998 Series A Preferred Stock

   In February 1998, the Company completed the private placement of 100 units, each unit consisting of 35 shares of 1998 Series A Preferred Stock (the "Preferred Stock") and 7,000 warrants to purchase common stock, at a purchase price of $35,000 per unit. Of the total gross proceeds of $3,500,000, approximately $549,000 was assigned as the value of the warrants and the balance was assigned as the value of the Preferred Stock. The Preferred Stock bears an annual dividend of four percent, or $40 per share per annum and has a liquidation preference equal to $1,000 per share plus all accrued, but unpaid dividends. The preferred stockholders vote as a class with the common stockholders and each preferred share has 278 votes.

   The Preferred Stock is convertible at the election of the holders into that number of shares of common stock calculated by dividing $1,000 plus any accrued but unpaid dividends, by the lower of (1) $3.60 or (2) 85 percent of the average closing price of the common stock for the ten trading days preceding the conversion. If not previously converted, the Preferred Stock will automatically convert into shares of common stock as of December 31, 1999. In addition, the Company can require the conversion of the Preferred Stock if it makes a public offering of its common stock at any time subsequent to February 1, 1999. During the year ended
   December 31, 1998, the Company received notice from holders of 460.05 shares of Preferred Stock for the conversion of their Preferred Stock into 473,143 shares of common stock of the Company.

   Notwithstanding the provisions of the previous paragraph, if at any time the conversion of the Preferred Stock would result in the total number of shares of common stock issued on conversion to exceed 2,332,984 shares, then, to the extent required by the bylaws of the NASD to maintain the listing of the Company's common stock on the Nasdaq National Market, such Preferred Stock may not be converted unless and until the conversion of the additional shares has been approved by the stockholders of the Company. If the Company is unable to obtain the necessary shareholder approval, it shall redeem the remaining Preferred Stock at a redemption price of $1,000 per share plus all accrued and unpaid dividends. At December 31, 1998, the outstanding Preferred Stock if converted at that date, would have been convertible into approximately 12,084,000 shares of common stock based on the trading price of the last ten trading days in 1998. Had such conversion been requested by the preferred shareholders, the Company could have converted approximately 468 shares of Preferred Stock into common stock, and would have been required to seek the approval of the stockholders to convert the remaining shares. In the absence of the approval of the stockholders to convert the remaining shares of Preferred Stock, the Company would have had a commitment to redeem the remaining Preferred Stock for approximately $2,663,000. However, subsequent to December 31, 1998, the Company entered into an agreement with the holders of substantially all of the remaining shares of Preferred Stock in an attempt to eliminate the potential market disruption of a significant conversion of the Preferred Stock and to potentially provide for a more orderly conversion or redemption of the Preferred Stock.

   In January 1999, the Company entered into agreements with the holders of 2,938.75 shares (approximately 96.7 percent of the outstanding Preferred Stock) of the Preferred Stock to reacquire the Preferred Stock for the amount originally paid to the Company by the holders equal to $1,000 per share, plus all accrued but unpaid dividends. Under the terms of the agreements, the purchase will occur within 15 days of the closing of the sale of the assets of the acoustic division (See Note C). Holders of this Preferred Stock have agreed not to convert the Preferred Stock into common stock in the interim. The Company's obligation to purchase the Preferred Stock is dependent on the closing of the sale of the acoustic division. As part of the terms of the agreements, if the Preferred Stock is purchased, the Company has agreed to reprice one half of the associated warrants at $0.50 per share and cancel the other half of the warrants. If the Preferred Stock is not purchased prior to March 31, 1999, the agreements terminate. The Company has the right to assign its interest in the agreements and may do so if a new investor agreed to certain conditions to limit the impact of the conversion and sale of the common stock acquired. By so doing, this would allow the Company to retain its working capital. If the Company redeems the Preferred Stock, the redemption amount will be approximately $3.1 million and will be paid from the proceeds of the sale of the acoustic division.

   1995 Series Preferred Stock

   During the year ended June 30, 1995, the Company issued 200,000 shares of 1995 Series Preferred Stock in payment of $500,000 of short-term debt. The preferred stock had a liquidation preference equal to $2.50 per share, plus unpaid dividends. This preferred stock paid cumulative dividends at a rate of $0.225 per share per annum, payable monthly. The preferred stock was convertible into common stock at the option of the holder or the option of the Company at the rate of $3.00 per share divided by an amount equal to the average of the closing bid prices for the common stock for the twenty consecutive trading days immediately prior to the date that the holder provides notice of such conversion. The preferred stock was converted, in accordance with the governing provisions of the designation, into 58,842 shares of common stock effective April 30, 1997.

NOTE N - COMMON STOCK

   During the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, the Company issued 48,747 shares, 54,849 shares, 548 shares, and 34,940 shares, respectively, of common stock valued at prices ranging from $2.30 to $4.63 per share, $3.38 to $13.25 per share, $9.13 per share, and $4.75 to $6.00 per share, respectively, for services rendered. During the year ended December 31, 1997, an officer surrendered 1,739 shares of common stock in payment of a noninterest-bearing advance. During the year ended June 30, 1996 the Company also issued 16,483 shares of common stock, at prices ranging from $2.19 to $2.88 per share, as payment of interest on the Company's long-term debt. The common stock was valued at fair market value as determined by the closing price of the Company's stock on the date of the transaction.

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

   Under the 1996 Director Plan, the Company has reserved 1,400,000 shares of common stock to be granted to directors of the Company. In 1996, the Company granted options to each director to acquire 200,000 shares of common stock (for a total of 1,000,000 options) at $7.00 per share. Options under the 1996 Director Plan vest 25 percent on the grant date and 25 percent for each year of service thereafter and expire five years after their vesting date. Of the options granted in 1996, options with respect to 600,000 shares were canceled in 1997 (See Note B). During 1998, options with respect to an additional 300,000 shares were canceled or forfeited, leaving options for 100,000 shares outstanding at December 31, 1998.

   Under the 1987 Employee Plan, as amended in 1994, the Company may grant options to acquire up to 750,000 shares of common stock, of which options to acquire 642,453 shares have been exercised or are outstanding as of December 31, 1998. Options granted under the 1987 Employee Plan vest at varying dates from zero to five years after the grant date and expire five years after the vesting date.

   The 1997 Employee Plan reserves 750,000 shares of common stock for issuance pursuant to stock options or stock awards granted, of which options to acquire 364,000 shares have been exercised or are outstanding and 263,882 shares have been awarded to employees and others as of December 31, 1998. Concurrently with the granting of certain options in 1998, the Company canceled existing options previously granted to certain employees to purchase 182,000 shares of common stock at prices ranging from $4.69 to $10.50 per shares. Options granted under the 1997 Employee Plan vest at varying dates from one to five years after the grant date and expire five years after the vesting date. Shares awarded primarily consist of stock issued to former management in connection with their termination (See Note
   B) and was recorded at fair value of $1,150,000 on the date of their termination.

   In January 1996, the Company granted options to three executives under newly executed employment agreements. The agreements granted options to acquire an aggregate of 825,000 shares of common stock at an exercise price of $4.25 per share. The options under the employment agreements vested 20 percent on the grant date and 20 percent for each year of service thereafter, and would have expired in January 2006. All of the options granted in 1996 were canceled in 1997 (See Note B).

   In 1998 and 1997, two former executives exercised options to acquire 276,365 shares and 30,000 shares, respectively, of common stock in exchange for notes receivable in the aggregate amount of $726,190 and $69,375, respectively. Interest accrues at 8.0 percent to 8.5 percent and is payable annually. The notes are payable in three equal annual installments of principal on each of the succeeding anniversary dates of the notes. With the decline in the price of the Company's common stock, an uncertainty has arisen regarding the ability of the former executive to pay these notes in full. Accordingly, the Company has provided an allowance of $400,000 against the notes at December 31, 1998.

   In conjunction with the 1997 employment of the new chief executive officer, the Company granted options to acquire 1,000,000 shares of common stock. The options were granted at $5.75 per share, but were exercisable at the lower of the grant price or 80 percent of the trading price on the date of exercise (but not less than $3.60 per share). These options vest 25 percent on the grant date and 25 percent per year for each of the next three years, although the vesting of 500,000 of the options was subject to the achievement of certain performance targets. The options expire five years after vesting. During 1998, this option was canceled in favor of an option to purchase 1,000,000 shares of common stock, of which the right to exercise is immediately vested with respect to 250,000 shares at $3.60 per share; the right to exercise vests with respect to 83,333 shares on each of December 31, 1998, 1999, and 2000 at $3.60 per share; and the right to exercise vests with respect to 166,667 shares on each of December 31, 1998, 1999, and 2000, at $4.50 per share, $5.50 per share, and $6.50 per share, respectively.

   During 1998, the Company granted options to acquire 300,000 shares of common stock to the new Chief Operating Officer. The options are exercisable at prices ranging from $2.99 to $5.50 per share and vest 25 percent on the grant date and 25 percent on December 31, 1998, 1999 and 2000, respectively, and will expire five years after vesting.

   A summary of the status of the options granted under the Company's stock option plans and employment agreements at December 31, 1998, 1997 and 1996, and June 30, 1996 and changes during the periods then ended is presented in the table below:

                                                                         Six months
                                Year ended December 31,                    ended             Year ended
                       -----------------------------------------        December 31,          June 30,
                               1998                 1997                    1996                1996
                       -------------------- --------------------   -------------------- -------------------
                                  Weighted-            Weighted-              Weighted-           Weighted-
                                   average              average                average             average
                                  exercise              exercise               exercise            exercise
                         Shares     price     Shares     price        Shares    price     Shares    price
                      ----------  --------- ---------  ---------   ---------- --------- --------- ---------
Outstanding at
beginning of period    2,536,841   $ 5.42   3,049,841   $ 4.87      3,092,906  $ 4.88     930,430  $ 2.89
Granted                1,760,000     3.98   1,202,000     6.14         10,000   10.50   2,237,476    5.63
Exercised               (276,365)    2.63    (290,000)    2.68        (52,500)   6.76     (61,117)   2.33
Forfeited               (326,000)    5.15           -        -           (565)   2.06     (13,883)   2.33
Canceled              (1,382,000)    6.22  (1,425,000)    5.41              -       -           -       -
                      ----------           ----------               ---------           ---------
Outstanding at end
of period              2,312,476   $ 4.21   2,536,841   $ 5.42      3,049,841    4.87   3,092,906    4.88
                      ==========           ==========               =========           =========
Exercisable at
end of period          1,207,485   $ 4.08   1,174,355   $ 4.49      1,364,860  $ 3.90   1,370,430  $ 3.97
                      ==========           ==========               =========           =========
Weighted average fair
value of options                   $ 1.15               $ 3.04                 $ 5.35              $ 3.06
granted

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, respectively: risk-free interest rates of 5.5 percent, 6.0 percent, 5.9 percent and 6.1 percent, expected dividend yields of zero for all periods, expected lives of 5.4, 5.8, 5.0, and 6.4 years, and expected volatility of 46 percent, 42 percent, 50 percent, and 47 percent.

   A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 1998 is presented below:

                                           Weighted-
                                            average     Weighted-               Weighted-
                                           remaining    average                 average
                                Number    contractual   exercise     Number     exercise
Range of exercise prices     outstanding  life (years)   price     exercisable   price
------------------------     -----------  ------------  ---------  -----------  ---------
$ 1.67 - $ 3.00                432,500       4.00        $ 2.65       267,500    $ 2.60
$ 3.00 - $ 4.00                852,499       5.20          3.47       430,833      3.62
$ 4.00 - $ 7.50              1,027,477       5.10          5.49       509,152      5.24
                             ---------                              ---------
$ 1.67 - $ 7.50              2,312,476       4.93        $ 4.21     1,207,485    $ 4.08
                             =========                              =========

      The Company adopted the 1997 Employee Stock Purchase Plan (the Stock Purchase Plan) effective as of February 1, 1997. The maximum number of shares of common stock which are available under this plan is 100,000 shares. The Stock Purchase Plan provides an opportunity to the employees of the Company to purchase shares of common stock in the Company at 85 percent of fair market value on each offering date. During the years ended December 31, 1998 and 1997, the employees of the Company purchased 73,182 and 15,407 shares of common stock for gross proceeds of $81,172 and $84,001, respectively. The Stock Purchase Plan expired December 31, 1998.

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

                                                                          Six months         Year
                                            Year ended December 31,         ended            ended
                                         ----------------------------    December 31,      June 30,
                                             1998            1997            1996            1996
                                         -----------     ------------    ------------    -----------
Net loss                 As reported     $(6,923,444)    $(14,817,811)   $(1,643,920)    $(1,706,248)
                         Pro forma        (7,737,855)     (16,118,507)    (2,310,698)     (2,192,447)
Loss per common share    As reported          $(0.65)          $(1.29)        $(0.16)         $(0.21)
                         Pro forma             (0.72)           (1.40)         (0.22)          (0.27)


   2. Stock warrants

   In 1998, in connection with a private placement of the Preferred Stock, the Company granted warrants to purchase 700,000 shares of common stock at $4.50 per share. If not earlier exercised, these warrants expire July 30, 2000. Subsequent to December 31, 1998, the Company has modified the terms of these warrants (See Note M).

   In conjunction with a private placement of common stock in May 1995, the Company issued warrants to a group of investors to acquire common stock of the Company. Since that time, the Company issued additional warrants to this group as the previously outstanding warrants were exercised.

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

   The agreement relating to the exercise of the remaining 948,022 warrants was amended on November 14, 1997. The exercise price remained at $5.30 per share or an aggregate of $5,024,517 to be paid in ten equal installments commencing November 15, 1997, and continuing on the day that was five weeks subsequent to the preceding payment until the full amount was paid. On receipt of each payment, the Company agreed to issue a certificate representing the stock then being acquired, calculated at an exercise price of $5.30 per share, and issue a replacement warrant covering the same number of shares. Additionally, on receipt of the first payment, the Company agreed to deliver certificates representing the 116,707 shares held in reserve and to issue replacement warrants for the 767,810 shares, exercised in January 1997, referred to in the previous paragraph. Replacement warrants have an exercise price of $8.75 per share and are exercisable at any time through April 16, 2003. In the event that a warrant holder failed to make one or more payments when due, that portion of the outstanding warrants that was then due would thereafter have an exercise price of $6.25 per share and the holder would not be entitled to a replacement warrant, if and when the outstanding warrant was exercised. Due to the declining market price of the Company's common stock, this group only exercised 168,887 warrants after the amendment, and the remaining warrants expired in November 1998.

   A summary of the status of common stock underlying the warrants issued at December 31, 1998, 1997 and 1996, and June 30, 1996 and changes during the periods then ended is presented in the table below:

                                Year ended December 31,             Six months ended         Year ended
                      ------------------------------------------      December 31,            June 30,
                               1998                 1997                  1996                  1996
                      --------------------- --------------------  -------------------   -------------------
                                  Weighted-            Weighted-            Weighted-             Weighted-
                                   average              average              average               average
                                  exercise              exercise             exercise              exercise
                         Shares     price     Shares     price      Shares    price       Shares    price
                      ----------  --------- ---------  ---------  --------- ---------   --------- ---------
Outstanding at
beginning of period    2,100,167   $ 6.89   2,100,167   $ 6.25    2,100,167  $ 5.71      1,000,000   $ 3.00
Issued                   774,084     4.91     862,613     8.75      375,000    6.26      4,100,167     4.51
Exercised                (74,084)    5.30    (862,613)    5.30     (375,000)   3.25     (3,000,000)    3.17
Expired               (1,163,470)    5.61           -        -            -       -              -        -
                      ----------            ---------             ---------             ----------
Outstanding at end
of period              1,636,697     6.93   2,100,167   $ 6.89    2,100,167  $ 6.25      2,100,167   $ 5.71
                      ==========            =========             =========             ==========

NOTE P - COMMITMENTS AND CONTINGENCIES

   1. Litigation

   The Company is from time to time involved in litigation as a normal part of its ongoing operations. At December 31, 1998, there was no litigation which would have a material impact on the financial condition of the Company.

   2. Employment agreements

   In November 1997, the Company terminated employment agreements with three officers (see Note B) and has entered into employment agreements with a new Chief Executive Officer and Chief Operating Officer. The agreement with the Chief Executive Officer provides for, among other things, a base salary of $250,000 per year and bonuses based on the achievement of performance targets (including a guaranteed bonus of $100,000 for 1998). The initial term of the agreement is from November 17, 1997 through December 31, 2000 and, thereafter, is automatically renewed for one year periods until terminated. The agreement also contains provisions that would entitle the Chief Executive Officer to the greater of his remaining base compensation or one year's salary plus the vesting of all options in the event of the change in control of the Company and a termination of his employment.
   The agreement with the Chief Operating Officer provides for a base salary of $140,000 per year, plus raises and bonuses based on performance (including a guaranteed bonus of $45,000 for 1998). The term of the agreement is for one year commencing February 2, 1998 and always has a one year unexpired term unless otherwise terminated. The agreement also contains provisions that would entitle the Chief Operating Officer to one year's salary plus the vesting of all options in the event of the change in control of the Company and a termination of his employment.

   3.   Licensing agreements

   The Company has entered into licensing agreements for the use of certain patented technology. Certain of the patents are owned by a university, which is also a stockholder of the Company. These licensing agreements require royalty payments through the ends of the lives of the underlying patents which expire at various dates through 2014. Royalty payments are equal to specified percentages of the sales amounts of certain products, but not less than minimum annual royalty requirements of up to $110,000 per year.

   Effective July 1, 1997, the Company entered into a Technical Information Agreement and a Patent License Agreement with Lucent Technologies, Inc. (the Agreements). Under the Agreements, the Company was granted certain rights to technologies related to the manufacture of particle analysis systems and related rights to market such systems. Using the technology acquired under the Agreements, coupled with other technology already owned or licensed, the Company intended to manufacture and market a particle analyzing mass spectrometer.

   Under the Agreements, the Company made an initial payment of $200,000 for the rights granted thereunder. Additionally, the Company was obligated to pay royalties for the term of the Agreements ranging from 5 percent to 8 percent of the market value of items sold pursuant to the Agreements, subject to minimum periodic installments starting at a total of $250,000 payable during the year ended June 30, 1999 and increasing to a total of $600,000 payable during the year ended June 30, 2003. The Company worked closely with Lucent during 1998 to substantiate the performance specifications of the technology and to assess the market potential of this technology in light of the final specifications. The Company concluded, based on the market size for the product, the difficulties facing the semiconductor market, the required investment to bring the product to market, and the overall risk associated with the technology, not to proceed with this development project. Lucent was apprised of the situation, and the Company and Lucent negotiated a termination of the Agreements during 1998. The termination agreement canceled all financial obligations due to Lucent by the Company, including the minimum fixed royalty payments of over $2 million. The termination agreement also provided that Lucent would purchase the prototype model for $100,000 that the Company had developed.

   Royalty expenses included in the statements of operations were $86,412 and $172,144 for the years ended December 31, 1998 and 1997, $82,000 for the six months ended December 31, 1996, and $92,919 for the year ended June 30, 1996, respectively.

NOTE Q - SALES

      Sales by country are based on the location of the customer and are as follows:

                                                                     Six months        Year
                                     Year ended December 31,           ended          ended
                                    ---------------------------     December 31,     June 30,
                                       1998             1997            1996           1996
                                    ------------   ------------    --------------  ------------
Austria                             $    202,808   $    214,315    $     81,420    $     55,321
Canada                                   206,696        163,449          74,060         129,576
Germany                                  322,312         18,613          40,078         160,401
Italy                                  1,169,905      1,370,879         376,814         586,480
Japan                                    276,025        220,407         414,130         154,376
Korea                                     35,584        153,849         230,661         311,653
Russia                                   429,784        247,820         141,508         166,949
Sweden                                   303,588        181,382          80,096         113,418
Taiwan                                    55,154        347,264         636,769         187,933
United Kingdom                           439,328        756,461         506,183         358,832
All other foreign countries              453,292        668,170         302,496         601,707
                                    ------------   ------------    ------------    ------------
      Total export sales               3,894,476      4,342,609       2,884,215       2,826,646
United States                          4,834,716      3,970,719       2,005,065       5,428,961
                                    ------------   ------------    ------------    ------------
      Total sales                   $  8,729,192   $  8,313,328    $  4,889,280    $  8,255,607
                                    ============   ============    ============    ============

   During the years ended December 31, 1998 and 1997, one customer accounted for 11 percent and 12 percent of net sales; for the six months ended December 31, 1996, one customer accounted for 13 percent of net sales; and for the year ended June 30, 1996, no customer accounted for more than 10 percent of net sales, respectively. In all periods, these customers were in the acoustics and vibration segment.

NOTE R - RELATED PARTY TRANSACTIONS

   In the ordinary course of business of the Company, the two founders and principal stockholders of the Company had been required to guarantee certain obligations, including its principal line of credit. The personal guarantees of the principal line of credit of the Company were eliminated when it was placed with another financial institution in October 1996.

   The Company entered into consulting arrangements during 1997 and 1996, with a corporation owned and controlled by a director of the Company. Under the terms of the arrangements, the corporation agreed to provide the Company with advisory and consulting services concerning the commercialization of the technology held by Sensar Corporation, the identification of markets for such products, the establishment of marketing contacts, and the development of an operational plan for the development and marketing of products based on the Sensar technology. Under the arrangements the Company incurred compensation expense of $95,540 and $100,000 in 1997 and 1996, respectively, plus the reimbursement of third-party expenses incurred on behalf of the Company.

   Under the terms of various contractual arrangements with a university, the Company owed approximately $215,500 for royalties, license fees, and reimbursement of patent expenses, had additional upcoming expenses of approximately $109,000, and had an obligation to issue 6,000 shares of common stock to the university. The university agreed to accept shares of the Company's restricted common stock in satisfaction of the cash obligations. The stock was valued at the closing price of the Company's common stock on July 17, 1996, of $9.00 per share discounted by 20 percent to recognize the restricted nature of the securities. The Company purchased an aggregate of 49,272 shares of common stock from two of its executive officers and directors, at a price equal to the obligations to the university, in order to deliver the shares to the university. A portion of the purchase price was paid by offsetting amounts due to the Company for advances made to the officers during the fiscal year ended June 30, 1996 in the aggregate principal amount of $105,000, plus accrued interest of approximately $5,300.

NOTE S - LONG-TERM CONTRACTUAL ARRANGEMENT

   In connection with a decision by the Company in the year ended June 30, 1995, the Company entered into an agreement to divest its airport noise monitoring business. Under the terms of this agreement Harris Miller Miller and Hanson, Inc. (HMMH), an established consulting firm with its primary business related to transportation industry acoustic and vibration analysis, purchased all of the Company's tangible assets and contracts related to the airport noise monitoring business and assumed approximately $100,000 of the Company's liabilities. HMMH also entered into a licensing agreement with the Company, which transfers the ownership of the Company's related software for application in the airport noise monitoring industry. Under the licensing agreement, the Company is entitled to installment payments of $150,000 annually plus a varying royalty of 21/2 percent to 4 percent on gross revenues of HMMH resulting from the sale, installation, upgrade, and maintenance of airport noise and operations monitoring systems for the lesser of ten years or the term of the contract.

   The accompanying consolidated financial statements reflect the transaction with the carrying value of the long-term contractual arrangement being assigned the basis of the net assets sold or licensed and no gain or loss being recognized at the date of the transaction. The Company has recognized the proceeds received on a "cost recovery" method whereby the carrying cost of the asset was reduced accordingly. In December 1997, certain events occurred which caused management to question the recoverability of the carrying cost of this long-term contractual arrangement and accordingly, the Company recognized an impairment loss (See Note B). Subsequent to December 31, 1998, HMMH notified the Company of its intent to terminate this arrangement as of May 18, 1999.

   During the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, the Company recognized payments from HMMH in the approximate amounts of $253,000, $266,000, $106,000, and $388,000, respectively.

NOTE T - ACQUISITION

   Effective October 27, 1995, the Company acquired 100 percent of the stock of Sensar Corporation (Sensar). Sensar holds manufacturing and distribution rights to patented technology developed at Brigham Young University related to time-of-flight mass spectrometers. The Company issued 586,387 shares and 31,336 shares of common stock during the year ended June 30, 1996 and the six months ended December 31, 1996, respectively (valued at an aggregate of $1,590,636), assumed an outstanding obligation of Sensar with regard to a line of credit in the amount of $535,823 at October 27, 1995, and paid $280,000 to Sensar to be used by Sensar to redeem 1,400,000 shares of its common stock. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities were recorded at their estimated fair value at the date of acquisition, with the excess purchase price of $2,774,707 being allocated to acquired technology. A useful life of 15 years had been determined with amortization being calculated using the straight-line method. During the year ended December 31, 1998, certain events occurred which impaired the recoverability of this intangible asset (See Note B). The results of operations of the acquired business have been included in the financial statements since the date of acquisition.

NOTE U - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                               Six months      Year
                                                  Year ended December 31,        ended        ended
                                                --------------------------    December 31,   June 30,
                                                    1998           1997           1996         1996
                                                ------------   -----------   -------------  -----------
Cash flows from operating activities are as
 follows:
 Net loss                                       $ (6,923,444)  $14,817,811)  $ (1,643,920)  $1,706,248)
   Adjustments to reconcile net loss
     to net cash used in operating activities
      Depreciation                                   483,407      487,687         189,151      278,417
      Amortization                                   508,348      672,848         243,991      350,120
      Provision for losses on accounts
       receivable                                    (21,717)      56,279          28,834       20,000
      Provision for inventory write downs            768,300      614,000               -            -
      Provision for impairment losses              3,186,733    4,246,367               -            -
      Stock issued in payment of compensation
       and services                                  148,313    1,412,159          22,657      178,390
      Stock issued in payment of interest                  -            -               -       42,261
      Loss (gain) on sale of property and
       equipment                                      16,960       78,085          (8,460)     (17,014)
      Changes in assets and liabilities
       Trade accounts receivable                     499,184      316,358        (294,999)    (221,582)
       Inventories                                     7,656      850,883      (1,172,795)    (770,882)
       Other current assets                         (178,949)      29,636         372,115     (166,545)
       Accounts payable                             (542,503)     177,698         321,549     (305,112)
       Accrued liabilities                          (662,160)     753,754          (2,861)     298,251
                                                ------------   ----------    ------------   ----------
          Net cash used in operating
            activities                          $ (2,709,872)  $5,122,057)   $ (1,944,738)  $2,019,944)
                                                ============   ==========    ============   ==========

Supplemental disclosures of cash flow
information
Cash paid during the period for
 Interest                                       $    146,510   $  299,438    $    144,399   $  400,686
 Income taxes                                              -            -               -            -


Significant noncash investing and financing
activities
Acquisition of equipment through long-term
 obligations                                    $          -   $  326,960    $    240,876   $  234,210
Note receivable issued in exercise of
 stock options                                       726,190       69,375               -            -
Issuance of common stock for purchase of
 Sensar (See Note T)                                       -            -          80,690    1,509,946

NOTE V - SEGMENT INFORMATION

   The Company has two reportable segments, namely 1) acoustics and vibration instrumentation and 2) chemical analysis instrumentation. The acoustics and vibration division produces instruments for a wide variety of industries to measure sound, noise, and vibration levels. The chemical analysis division produces instruments that identify and quantify the chemical composition of liquids and gases. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations, excluding unusual and nonrecurring charges. The Company's reportable segments are separate business units that offer different products and services. The segments are managed separately because each business unit has different products that are based on different scientific disciplines and marketing strategies. Certain general and administrative expenses, consisting principally of finance and information systems expenses, are allocated to each segment proportionally to each segment's relative net sales. Corporate property and equipment for administration, finance, and information systems and the assets of the machine shop are reported to management with the assets of the acoustics and vibration segment, with depreciation allocated to corporate general and administrative expenses and to the machine shop, respectively.

   Segment information for the acoustics and vibration and chemical analysis divisions are as follows:

                                                                               Six months      Year
                                                  Year ended December 31,        ended         ended
                                                --------------------------    December 31,    June 30,
                                                    1998           1997          1996           1996
                                                ------------   -----------   -------------  -----------
Net sales
 Acoustics and vibration                        $  7,068,785   $ 7,038,251    $  4,150,250   $ 7,648,198
 Chemical analysis                                 1,660,407     1,275,077         739,030       607,409
                                                ------------   -----------    ------------   -----------
      Consolidated totals                       $  8,729,192   $ 8,313,328    $  4,889,280   $ 8,255,607
                                                ============   ===========    ============   ===========

Operating profit (loss)
 Acoustics and vibration                        $    892,436    (3,910,167)         13,409       (92,270)
 Chemical analysis                                (3,670,673)   (3,650,495)     (1,185,107)     (656,139)
                                                ------------   -----------    ------------   -----------
                                                  (2,778,237)   (7,560,662)     (1,171,698)     (748,409)
 Corporate administration                           (708,890)   (1,081,168)       (385,880)     (475,957)
 Unusual and nonrecurring charges                 (3,436,733)   (5,937,355)              -             -
                                                ------------   -----------    ------------   -----------
      Consolidated totals                       $ (6,923,860)  $14,579,185)   $ (1,557,578)  $(1,224,366)
                                                ============   ===========    ============   ===========
Total assets
 Acoustics and vibration                        $  4,359,613   $ 7,036,070    $ 13,045,680   $12,107,781
 Chemical analysis                                 1,260,352     3,946,887       4,164,299     3,738,587
                                                ------------   -----------    ------------   -----------
                                                   5,619,965    10,982,957      17,209,979    15,846,368
 Corporate assets (cash and certain
   receivables)                                      869,442     1,212,473       2,696,542     3,922,660
                                                ------------   -----------    ------------   -----------
      Consolidated totals                       $  6,489,407   $ 2,195,430    $ 19,906,521   $19,769,028
                                                ============   ===========    ============   ===========
Depreciation and amortization
 Acoustics and vibration                        $    522,093   $   689,795    $    239,598   $   403,060
 Chemical analysis                                   312,580       329,869         151,125       147,657
                                                ------------   -----------    ------------   -----------
                                                     834,673     1,019,664         390,723       550,717
 Corporate administration, finance and
   information systems                               157,082       140,871          42,419        77,820
                                                ------------   -----------    ------------   -----------
      Consolidated totals                       $    991,755   $ 1,160,535    $    433,142   $   628,537
                                                ============   ===========    ============   ===========
Capital expenditures
 Acoustics and vibration                        $    187,778   $   769,139    $    374,221   $   455,809
 Chemical analysis                                   134,959       272,244          47,352       105,052
                                                ------------   -----------    ------------   -----------
      Consolidated totals                       $    322,737   $ 1,041,383    $    421,573   $   560,861
                                                ============   ===========    ============   ===========

NOTE W - CHANGE IN FISCAL YEAR END

   On January 23, 1997, the Board of Directors of the Company approved a change of its fiscal year end from June 30, to December 31, effective December 31, 1996. The following is selected financial data for the year ended December 31, 1997 and the comparable twelve months ended December 31, 1996, which includes the six month transition period ended December 31, 1996.

                                                 1997              1996
                                           --------------    --------------
                                                                (unaudited)
Net sales                                  $    8,313,328    $    8,992,614
                                           --------------    --------------
Costs and operating expenses
 Cost of sales                                  6,074,883         4,469,351
 Research and development                       4,860,993         3,055,705
 Selling, general and administrative            6,019,282         4,643,721
 Unusual and nonrecurring charges               5,937,355                 -
                                           --------------    --------------
                                               22,892,513        12,168,777
                                           --------------    --------------
Operating loss                                (14,579,185)       (3,176,163)
Other income (expense), net                      (238,626)         (393,936)
                                           --------------    --------------
Net loss                                   $  (14,817,811)   $   (3,570,099)
                                           ==============    ==============
Net loss per common share                  $        (1.29)   $        (0.38)
                                           ==============    ==============



                             REPORT OF INDEPENDENT

                          CERTIFIED PUBLIC ACCOUNTANTS

                                  ON SCHEDULE




Board of Directors
LarsonoDavis Incorporated and Subsidiaries



In connection with our audit of the financial statements of LarsonoDavis Incorporated and Subsidiaries referred to in our report dated January 29, 1999, expect for Note C for which the date is March 31, 1999, which is included in the Form 10-K, we have also audited Schedule II - valuation and qualifying accounts for the years ended December 31, 1998 and 1997, for the six months ended December 31, 1996, and for the year ended June 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP

GRANT THORNTON LLP



Provo, Utah
January 29, 1999, expect for Note C
   for which the date is March 31, 1999




                                     LarsonoDavis Incorporated and Subsidiaries

                                                   SCHEDULE II
                                          VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at        Additions                         Balance at
                                           beginning      charged to cost                         end
           Description                     of period        and expenses       Deductions      of period
-----------------------------------      -------------   -----------------    -------------   -------------
Year ended December 31, 1998
 Allowance for doubtful accounts         $      87,870   $         (21,717)   $      15,929   $      50,224
 Allowance for receivables from
   former officers                                   -             564,826                -         564,826
 Allowance for inventory overstock
   or obsolescence                             614,000             768,300          539,247         843,053
 Warranty reserves                             173,625             (15,410)         103,465          54,750
 Accrual for exit and closure costs                  -             250,000           82,774         167,226
 Deferred tax asset valuation
   allowance                                 7,759,162           1,614,711                -       9,373,873


Year ended December 31, 1997
 Allowance for doubtful accounts                36,167              56,279            4,576          87,870
 Allowance for inventory overstock
   or obsolescence                                   -             614,000                -         614,000
 Warranty reserves                                   -             173,625                -         173,625
 Deferred tax asset valuation
   allowance                                 2,490,596           5,268,566                -       7,759,162


Six months ended December 31, 1996
 Allowance for doubtful accounts                13,717              28,834            6,384          36,167
 Allowance for inventory overstock
   or obsolescence                             100,178                   -          100,178               -
 Deferred tax asset valuation
   allowance                                 1,913,470             577,126                -       2,490,596


Year ended June 30, 1996
 Allowance for doubtful accounts                15,825              20,000           22,108          13,717
 Allowance for inventory overstock
   or obsolescence                                   -             100,178                -         100,178
 Deferred tax asset valuation
   allowance                                   459,107           1,454,363                -       1,913,470