Form 10-Q
period 1999-03-31
SENSAR CORP /NV/
filed 1999-05-14
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED     MARCH 31, 1999


                    COMMISSION FILE NUMBER        0-17020


                              SENSAR CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     NEVADA                                  87-0429944
         ------------------------------                 ------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification No.)


              1681 WEST 820 NORTH
                  PROVO, UTAH                                  84601
         ------------------------------                 ------------------
    (Address of principal executive offices)                 (Zip Code)


                                (801) 375-0177
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                          LARSON-DAVIS INCORPORATED
                 ----------------------------------------------
                (Former name, former address, and former fiscal
                      year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X        No


                       APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 13, 1999, the Issuer had 2,928,512 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION

-------------------------------------------------------------------------------

                         ITEM 1.  FINANCIAL STATEMENTS

     Sensar Corporation (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of March 31, 1999 (unaudited), and December 31, 1998 (the end of the Company's most recently completed fiscal year), and unaudited consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented.
The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1998.


                      SENSAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                            March 31,       December 31,
ASSETS                                        1999              1998
                                           ----------       ------------
                                           (unaudited)
Current assets:
  Cash and cash equivalents                $1,841,866         $  694,959
  Trade accounts receivable, net of
   allowance for doubtful accounts            192,705          1,738,478
  Inventories                                 974,071          2,046,871
  Notes receivable                            609,050            120,000
  Other current assets                         23,534             37,046
                                           ----------         ----------
     Total current assets                   3,641,226          4,637,354

Property and equipment, net of
   accumulated depreciation and
   amortization                               893,755          1,327,248

Assets under capital lease
   obligations, net of accumulated
   amortization                                     -            202,026

Intangible assets, net of accumulated
   amortization                                44,603            322,779
                                           ----------         ----------

                                           $4,579,584         $6,489,407
                                           ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $  417,238         $  538,121
  Accrued liabilities                         623,925            921,683
  Current maturities of long-term debt        675,548            682,982
  Current maturities of capital lease
   obligations                                      -            128,064
                                           ----------         ----------
     Total current liabilities              1,716,711          2,270,850

Capital lease obligations, less
   current maturities                               -            168,985
Deferred credit                               200,000                  -

                                           ----------         ----------
     Total liabilities                      1,916,711          2,439,835
                                           ----------         ----------

Commitments and contingencies                       -                  -

Stockholders' equity:
 Preferred stock, $0.001 par value;
   authorized 10,000,000 shares;
   issued and outstanding zero shares
   at March 31, 1999, and 3,039.95
   shares at December 31, 1998                      -                  3

 Common stock, $0.001 par value;
   authorized 290,000,000 shares;
   issued and outstanding 2,678,512
   shares at March 31, 1999, and
   2,614,183 shares at December 31,
   1998                                         2,678              2,614

Additional paid-in capital                 27,765,136         30,703,947

Accumulated deficit                       (24,780,257)       (26,282,308)

Notes receivable from sale of stock          (324,684)          (374,684)
                                           ----------         ----------

     Total stockholders' equity             2,662,873          4,049,572
                                           ----------         ----------
                                           $4,579,584         $6,489,407
                                           ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                      SENSAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                            Three months ended March 31,
                                          -------------------------------
                                              1999               1998
                                          ------------       ------------

Net sales                                  $1,579,141         $2,356,138
                                           ----------         ----------

Costs and operating expenses:
  Cost of sales                               816,442          1,320,998
  Research and development                    392,161            858,779
  Selling, general, and administrative        763,519          1,128,537
  Unusual charges                             195,000                  -
                                           ----------         ----------

                                            2,167,122          3,308,314
                                           ----------         ----------

Operating loss                               (587,981)          (952,176)
                                           ----------         ----------
Other income (expense):
  Interest income                               4,493             34,100
  Interest expense                             (9,273)           (66,652)
  Gain on sale of acoustics division        2,140,165                  -
  Other, net                                  (19,939)           (61,269)
                                           ----------         ----------

                                            2,115,446            (93,821)
                                           ----------         ----------

Net income (loss)                           1,527,465         (1,045,997)

Other comprehensive income-foreign
   currency translation adjustments                 -              9,336
                                           ----------         ----------

Comprehensive income (loss)                $1,527,465        $(1,036,661)
                                           ==========         ==========


Earnings (loss) per common share:
  Basic and diluted                        $     0.56         $    (0.68)

Weighted average common and common
 equivalent shares:
  Basic and diluted                         2,663,262          2,504,918

   The accompanying notes are an integral part of these financial statements.

                      SENSAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            Three months ended March 31,
                                           ----------------------------
                                              1999               1998
                                           ----------       -----------

Increase (decrease) in cash and cash
 equivalents:
  Cash flows from operating activities

    Net income (loss)                      $1,527,465        $(1,045,997)
    Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in) operating
     activities
      Depreciation                             88,435            138,839
      Amortization                             31,202            129,297
      Stock issued in payment of
      compensation and services                     -            148,313
      Loss (gain) on sale of property
      and equipment                            19,939             (3,106)
      Gain on sale of acoustics
      division                             (2,140,165)                 -
      Changes in assets and
      liabilities:
        Trade accounts receivable             314,699            385,454
        Inventories                          (143,514)           (36,796)
        Other current assets                    7,848           (231,304)
        Accounts payable                      194,701           (660,990)
        Accrued liabilities                   124,429           (210,998)
                                           ----------         ----------
                                               25,039         (1,387,288)
                                           ----------         ----------
    Net cash provided by (used in)
     operating activities
  Cash flows from investing activities
    Net proceeds from sale of
     acoustics division                     4,219,436                  -
    Purchase of property and equipment        (71,248)           (57,395)
    Collection of notes receivable             10,950                  -
    Proceeds from sale of assets                    -             21,316
    Proceeds from long-term
     contractual arrangement                        -             37,500
                                           ----------         ----------
    Net cash provided by investing
      activities                            4,159,138              1,421
                                           ----------         ----------
  Cash flows from financing activities
    Net change in line of credit                    -           (389,514)
    Principal payments of long-term
     debt                                      (7,434)           (13,112)
    Net proceeds from issuance of
     preferred and Common stock and
     exercise of options and warrants          50,000          3,673,115
    Redemption of preferred stock          (3,071,437)                 -
    Principal payments on capital
     lease obligations                         (8,399)           (64,226)
                                           ----------         ----------
    Net cash provided by (used in)
     financing activities                  (3,037,270)         3,206,263
                                           ----------         ----------
  Effect of exchange rates on cash                  -              9,336

Net increase in cash and cash
     equivalents                            1,146,907          1,829,732
Cash and cash equivalents at beginning
     of period                                694,959          1,212,473
                                           ----------         ----------
Cash and cash equivalents at end of
     period
                                           $1,841,866         $3,042,205
                                           ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                      SENSAR CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(A) BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Sensar Corporation (formerly Larson-Davis Incorporated) and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 1999, and its consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999.

(B) SALE OF ACOUSTICS DIVISION


On November 30, 1998, as amended on February 11, 1999, and March 31, 1999, the Company entered into an Asset Purchase Agreement (the "Agreement") with PCB Group, Inc. ("PCB"), under which the Company agreed to sell essentially all of the assets and operations associated with the acoustics division of the Company. Assets of the acoustics division to be sold included the manufacturing facilities of the Company, certain intellectual property, the "Larson-Davis" name, inventories, accounts receivable, and property and equipment. The sales price for the assets was $5.75 million (payable $5.25 million in cash at closing and a note for $500,000 payable in equal monthly installments based on a two-year amortization with a balloon payment of the unpaid balance on April 1, 2000) plus the assumption by PCB of liabilities of approximately $1.7 million.

Closing of the sale of the assets of the acoustics division was subject to shareholder approval. A special meeting of stockholders was held March 18, 1999, where the sale was approved by a majority of the outstanding voting interest of common and preferred stockholders. Prior to closing, certain issues arose during the due diligence investigation that delayed the sale of the land and buildings. The sale of the remaining assets of the acoustics division was consummated on March 31, 1999, wherein the Company received gross cash proceeds of approximately $4.6 million. As a result of the sale of the assets, the Company recognized a gain of approximately $2.1 million from the sale during the quarter ended March 31, 1999, and has deferred $200,000 of gain associated with the obligations of the Company under a non-compete agreement. No income tax provision was recognized during the quarter ended March 31, 1999 due to the availability of net operating loss carryforwards sufficient to offset the gain. The Company entered into a short-term lease with PCB covering the land and buildings. The parties anticipate that this leasing arrangement will be temporary and that the anticipated sale of the land and buildings will close in the near future. The Company expects to receive additional net proceeds of approximately $700,000 from the sale of the real estate after the payoff of the underlying mortgage. As consideration for an extension of the due date of the mortgage until July 15, 1999, the Company pledged a money market account with a balance of approximately $680,000 as additional collateral against the mortgage. In the event that the sale of the real property has not been closed by July 15, 1999, the bank will use this additional collateral to pay off the mortgage at that time.

The following pro forma information estimates the pro forma effect of the sale on the Company's results of operations for the three months ended March 31, 1999, and 1998, assuming the sale had occurred on January 1, 1999, and 1998, respectively. The gain from the sale is not included in the pro forma results of operations.

                              Three Months Ended March 31,
                             -----------------------------
                                  1999           1998
                               ----------     -----------

Net sales                       $  21,307     $   623,306

Net loss                        $(598,575)    $(1,190,189)

Net loss per common share       $   (0.23)    $    (0.74)


(C) 1998 SERIES A PREFERRED STOCK

The Company has reacquired and cancelled all of the outstanding shares of its 1998 Series A Preferred Stock (the "Preferred Stock") pursuant to agreements entered into in January 1999. Under the terms of the agreements, the Company paid an amount equal to $1,000 per share plus all accrued but unpaid dividends. The Company paid approximately $3.07 million to redeem 2,938.75 shares of Preferred Stock. As part of the terms of these agreements, the Company agreed to reprice one-half of the associated warrants to acquire 58,775 shares at $2.50 per share and to cancel the other half of the warrants.

The Preferred Stock was issued in February 1998, in a private placement of 100 units, each unit consisting of 35 shares of 1998 Preferred Stock and 7,000 warrants to purchase common stock, at a purchase price of $35,000 per unit. Of the total gross proceeds of $3,500,000, approximately $549,000 was assigned as the value of the warrants and the balance was assigned as the value of the Preferred Stock. The Preferred Stock had an annual dividend of 4%, or $40 per share per annum, and had a liquidation preference equal to $1,000 per share plus all accrued but unpaid dividends.

The Preferred Stock was convertible at the election of the holders into that number of shares of common stock calculated by dividing $1,000 plus any accrued but unpaid dividends, by the lower of (1) $18.00 or (2) 85% of the average closing price of the common stock for the ten trading days preceding the conversion. During the three months ended March 31, 1999, and the year ended December 31, 1998, 101.20 shares and 460.05 shares of Preferred Stock were converted into 64,016 and 94,629 shares of common stock, respectively, of the Company.

(D) EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. The number of shares outstanding has been adjusted to give effect to the one-for-five consolidation of the common shares of the Company that took effect May 3, 1999. Diluted earnings (loss) per common share are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

For the three months ended March 31, 1998, net loss attributable to common shareholders includes a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1998 Series A Preferred Stock and related warrants (see Note C). The beneficial conversion feature was computed as the difference between the market value of the common stock into which the Series A Preferred Stock could be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend was a one-time, non-cash charge and was amortized against the loss per common share for the period from the date of issuance of the 1998 Series A Preferred Stock through the date 90 days later when the securities were first convertible. With the redemption of the Preferred Stock discussed in Note C, of the beneficial conversion feature associated with this stock was terminated.

Basic and diluted earnings (loss) per common share were calculated as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1999            1998
                                                   ----------     -----------

Net income (loss)                                 $ 1,527,465     $(1,045,997)

Preferred dividends                                   (25,414)        (18,278)

Imputed dividend from beneficial conversion
 feature                                                    -        (647,185)
                                                  -----------     -----------

Net income (loss) attributable to common
 stockholders                                     $ 1,502,051     $(1,711,460)
                                                  ===========     ===========

Weighted average common and common equivalent
 shares                                             2,663,262       2,504,918
                                                  ===========     ===========

Income (loss) per common share                    $      0.56     $     (0.68)
                                                  ===========     ===========


(E) INVENTORIES


Inventories consist of the following:

                        March 31,    December 31,
                          1999           1998
                        ---------      ---------

Raw materials           $ 251,216     $1,113,839
Work in process           511,295        379,407
Finished goods            211,560        553,625
                        ---------      ---------
                        $ 974,071     $2,046,871
                        =========     ==========


(F) SEGMENT INFORMATION
The Company has two reportable segments, namely (1) acoustics and vibration instrumentation and (2) chemical analysis instrumentation. The acoustics and vibration division produces instruments for a wide variety of industries to measure sound, noise, and vibration levels. Substantially all of the assets of the acoustics and vibration division were sold on March 31, 1999. The chemical analysis division produces instruments that identify and quantify the chemical composition of liquids. The Company evaluates performance of each segment based on earnings or loss from operations, excluding unusual charges. The Company's reportable segments are separate business units that offer different products and services and are managed separately because each business unit is based on different scientific disciplines and marketing strategies. Certain general and administrative expenses, consisting principally of finance and information systems expenses, are allocated to each segment proportionally to each segment's relative net sales. Corporate property and equipment for administration, finance, and information systems and the assets of the machine shop were reported to management with the assets of the acoustics and vibration segment, with depreciation allocated to corporate general and administrative expenses and to the machine shop, respectively. The assets of the machine shop were sold in December 1998, and, accordingly, are not included in the segment information for the three months ended March 31, 1999.

Segment information for the acoustics and vibration and chemical analysis divisions are as follows:

                                   Three Months Ended March 31,
                                   ----------------------------
                                       1999             1998
                                   -----------      -----------
Net sales
  Acoustics and vibration          $ 1,557,834       $1,732,832
  Chemical analysis                     21,307          623,306
                                   -----------       ----------
     Consolidated totals           $ 1,579,141       $2,356,138
                                   ===========       ==========


Operating profit (loss)
  Acoustics and vibration          $    (3,651)      $  158,018
  Chemical analysis                   (261,928)        (933,032)
                                   -----------       ----------
                                      (265,579)        (775,014)
  Corporate administration            (127,402)        (177,162)
  Unusual charges                     (195,000)               -
                                   -----------       ----------
     Consolidated totals           $  (587,981)      $ (952,176)
                                   ===========       ==========


Total assets
  Acoustics and vibration          $   782,044       $6,013,053
  Chemical analysis                  1,346,624        4,338,323
                                   -----------       ----------
                                     2,128,668       10,351,376
  Corporate assets (cash and
   certain receivables)              2,450,916        3,289,981
                                   -----------       ----------
     Consolidated totals           $ 4,579,584       $13,641,357
                                   ===========       ==========


Depreciation and amortization
  Acoustics and vibration          $    62,556       $  130,346
  Chemical analysis                     18,685           96,727
                                   -----------       ----------
                                        81,241          227,073
  Corporate administration,
   finance and information
   systems                              38,396           41,063
                                   -----------       ----------
     Consolidated totals           $   119,637       $  268,136
                                   ===========       ==========
Capital expenditures
  Acoustics and vibration          $    51,357       $   28,895
  Chemical analysis                     19,891           28,500
                                   -----------       ----------
     Consolidated totals           $    71,248       $   57,395
                                   ===========       ==========



(G) SUBSEQUENT EVENTS


Effective April 21, 1999, the then current members of the board of directors of the Company resigned and a new board was appointed consisting of Howard S. Landa, Steven Strasser, and Brian B. Lewis, with Mr. Landa serving as the newly appointed chief executive officer. The new board authorized a private placement of 250,000 shares of common stock at $4.00 per share, subject to up to a 10% adjustment if the average closing price of the common stock is less than $4.00 for any 20 day period prior to the effectiveness of a registration statement the Company has committed to file. This private placement was completed May 3, 1999, with net proceeds to the Company, after associated expenses, of approximately $970,000.

Under the employment agreements of the former chief executive officer and chief operating officer, each had the right to terminate his employment agreement for cause with the sale of the assets of the acoustics division and to receive compensation equal to his base salary remaining under their employment agreements, which would have been approximately $560,000 in the aggregate. In lieu of this payout, the new board of directors negotiated a termination benefit of $195,000 in the aggregate and consulting arrangements whereby the former chief executive officer would provide transitional services to the Company and the former chief operating officer would continue as the chief operating officer of the Company to supervise the ongoing operations of the Company in exchange for monthly compensation of $10,000 each and aggregate options to acquire 70,000 shares of common stock, half of which are exercisable at $3.00 per share and the other half at $5.00 per share. Since the right to the termination benefit arose in connection with the sale of the assets of the acoustics division, the termination benefit of $195,000 has been recorded in the quarter ended March 31, 1999, as an unusual charge.

At a special meeting of stockholders held on March 18, 1999, a proposal was voted on to approve the consolidation of the issued and outstanding common stock of the Company whereby the Company would issue one new share of common stock in exchange for every five to ten shares of currently outstanding common stock, with the precise conversion ratio to be determined and approved by the Company's board of directors at a later time. The proposal was approved by a majority of the votes cast. During April 1999, the new board of directors approved the consolidation of the Company's issued and outstanding common stock on the basis of one share for each fives shares previously outstanding, effective for all shares issued and outstanding as of the close of business on April 30, 1999. As a consequence of the consolidation, all common share and per common share information included in the accompanying financial statements has been retroactively restated to reflect the one-for-five consolidation.





                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including successful identification of appropriate investment opportunities, the negotiation of investments with terms favorable to the Company, the business success of the entities in which the Company invests, the implementation of a successful exit strategy for any investments made by the Company, the ability of the Company to raise additional capital, the completion of commercial products within projected time frames, the market acceptance of products, the ability of the Company to successfully address technical and manufacturing problems in producing new products, the ability of the Company to enter into strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, and the success of the marketing efforts of the Company and the entities with which it has agreements. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes contained herein and in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the audited consolidated financial statements included in the Company's report on Form 10-K for the year ended December 31, 1998.

RECENT EVENTS

     On March 31, 1999, the Company closed the sale of its acoustics and vibration assets to PCB Group, Inc. ("PCB") The Company used a portion of the cash proceeds from this sale to redeem its outstanding 1998 Series A Preferred Stock.

     On April 21, 1999, the directors of the Company resigned and a newly elected board of directors was appointed. In addition, the former chief executive officer of the Company resigned and a new chief executive officer was appointed. The long-term employment agreement with the Company's chief operating officer was terminated and replaced with a new short-term agreement. For information concerning the three individuals appointed to the board of directors and management and the agreements surrounding the transition, please see the Company's report on Form 8-K for April 21, 1999.

     Subsequently, on May 5, 1999, an additional director, Mickey Hale, was appointed to the board. Ms. Hale was granted an option to acquire 100,000 shares of common stock, with an exercise price of $3.00 per share for 50,000 shares and $5.00 per share for 50,000 shares. In addition, the Company has retained Steve Witzel as a technical consultant.

     Mickey Hale has been president and chief executive officer of Imperial Development Corporation and related travel services and real estate entities since 1990. Ms. Hale was an investment advisor at Shearson Lehman Brothers from 1987-1990 and served in the same capacity at Paine Webber from 1980-1987. Ms. Hale received her bachelor of science in Political Science from the University of Utah in 1970.

     Steve Witzel has most recently been executive vice-president of sales and marketing for Access Software, Inc., where he has been involved with the development and marketing of its products since 1988. In connection with Microsoft, Inc.' s acquisition of Access Software, Inc., Mr. Witzel will continue to provide consulting services to Access Software, Inc., and others in the computer industry. In addition to his experience at Access Software, Mr. Witzel obtained a United States Patent for "RealSound," a technology used to reproduce sound on computers without a sound board. Mr. Witzel received the Technical Achievement Award for RealSound from the Software Publishers Association and has received a Technical Excellence Plaque from PC Magazine. Mr. Witzel has a Masters of Science degree in electrical engineering from Virginia Polytechnic Institute.

     The new board of directors authorized the implementation of a one-for-five consolidation of the issued and outstanding common stock of the Company that had previously been approved by the shareholders. This consolidation, together with the change in the Company's name to "Sensar Corporation," and the change of the trading symbol for the Company's common stock to "SCII" took effect May 3, 1999. All of the common stock information contained in this report gives effect to the one-for-five consolidation.

     Management intends to use some of the cash reserves to invest or participate in other companies. This strategy emulates a number of publicly held companies who have used innovative investment strategies much like a private venture capital company to create value for their shareholders. The Company is currently reviewing possible transactions with a number of companies. Management looks principally for three factors in any situation: (1) product that can reach market; (2) management with sufficient experience and energy; and
(3) a viable exit strategy. A portion of the Company's investments will probably be in privately held companies and, consequently, constitute illiquid investments for the Company. The Company will continue to operate its various lines of technology and believes it has more than sufficient resources to do so. In order to provide the Company with some additional capital, a private placement of 250,000 shares of common stock at a purchase price of $4.00 per share was completed May 3, 1999. The Company received net proceeds after deduction of associated expenses of approximately $970,000 from this private placement.

     The Company continues to seek to resolve some zoning and boundary issues with respect to its real property in order to be able to complete the sale of the real property to PCB. The agreed to sales price of the property is $1.4 million and the Company currently has a mortgage obligation of approximately $700,000 against the property. Consequently, the completion of the sale will result in net additional proceeds to the Company of approximately $700,000. The Company anticipates that this transaction will be completed during the second quarter of 1999.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NET SALES

     Net sales for the three months ended March 31, 1999 were $1,579,141, consisting of acoustics sales of $1,557,834 and chemical analysis sales of $21,307, compared to net sales for the three months ended March 31, 1998 of $2,356,138, which consisted of acoustics sales of $1,732,832 and chemical analysis sales of $623,306. The decrease in acoustics sales of $174,998, or 10.1%, was principally due to changes being made in the distribution channel for acoustics products related to the pending sale of the acoustics division to PCB, which sale closed March 31, 1999. The decrease in chemical analysis sales from 1998 to 1999 is related to a variety of circumstances. In the quarter ended March 31, 1998, chemical analysis sales included beta shipments of the Jaguar mass spectrometer and supercritical fluid chromatograph instruments (SFC), as well as one TOF2000 instrument. Later in 1998, the Company discontinued or otherwise disposed of the SFC and TOF2000 product lines. The Company has entered into a Technical Development and Marketing Agreement with JEOL USA, Inc. for the further development of the Jaguar instruments and granting marketing rights to JEOL for distribution of these instruments in the Western Hemisphere. The Company has recently shipped an enhanced unit for JEOL's evaluation.

     The Company is still investigating markets for its CrossCheck technology. Recently, the Company has placed a pre-production unit of a specialized CrossCheck product on a petroleum pipeline. This product is designed to detect various petroleum interfaces as they move along the pipeline. Testing of this product is expected to continue throughout the second quarter. In addition, the Company is continuing its development of a CrossCheck product to provide maintenance information to the power industry for the monitoring of high voltage circuit breakers and transformers.

COST OF SALES

     Cost of sales for the three months ended March 31, 1999, were $816,442, or 51.7% of net sales, compared to $1,320,998, or 56.1% of net sales, for the three months ended March 31, 1998. The principal cause of the improvement in gross margin in 1999 relates to sales of chemical analysis products in 1998. As discussed above, in the first quarter of 1998, the shipments of chemical analysis products primarily consisted of beta units of SFC and Jaguar, on which there was relatively little gross margin. Cost of sales for chemical analysis products in the first quarter of 1998 was 84.5% of net sales, which had the effect of increasing the overall percentage of cost of sales to 56.1% for the quarter. Cost of sales for the three months ended March 31, 1999 for shipments of acoustics products was 47.0% of net sales, which is largely consistent with the corresponding quarter of 1998 when cost of sales of acoustics products was 45.8%.

     The Company anticipates that as the manufacturing process of its new chemical analysis products becomes standardized and as these new products are sold in volume quantities, cost of goods sold as a percentage of net sales will decline. However, such a result will depend on the Company's ability to standardize the manufacturing process and control costs, as well as sufficient market acceptance to create volume sales of the Company's new products, for which no assurance can be given.


SELLING, GENERAL, AND ADMINISTRATIVE

     Selling, general, and administrative expenses decreased to $763,519 for the three months ended March 31, 1999, compared to $1,128,537 for the three months ended March 31, 1998. As a percentage of net sales, selling, general, and administrative expenses of 48.4% for the three months ended March 31, 1999, was consistent with the comparable quarter of 1998 at 47.9%. The decrease in costs relate principally to continued emphasis of certain cost control procedures and to the discontinuance or disposal of certain technologies. Improvements in cost control resulted in reduced personnel and associated labor costs, reduced professional and consulting costs, the closure of the foreign sales offices in the United Kingdom and Italy, and other reductions in overhead. The disposal or discontinuance of the SFC and TOF2000 technologies later in 1998 resulted in decreases in marketing personnel and related marketing costs.

     New directors and management have recently been engaged without any appreciable increase in expenses due to the fact that new management will rely principally upon incentive programs such as stock options and deferred compensation rather than salary to pay its top managers.

RESEARCH AND DEVELOPMENT

     For the three months ended March 31, 1999, research and development costs were $392,161, or 24.8% of net sales, compared to $858,779, or 36.4% of net sales, for the three months ended March 31, 1998. As described above for selling, general, and administrative expenses, the decrease in costs relates in part to the continued emphasis of certain cost control procedures and to discontinuance or disposal of certain technologies. Improvements in cost control resulted in reduced personnel and associated labor costs and reductions generally in research and development overhead. The disposal or discontinuance of the SFC and TOF2000 technologies later in 1998 resulted in decreases in engineering and scientific personnel, associated labor costs, and related development expenses associated with these technologies. Another cause for the reduction in research and development costs is that JEOL, through its agreement with the Company, agreed to subsidize the continuing development of the Jaguar in the amount of $300,000, of which $180,000 was recognized as a reduction of research and development costs during the first quarter of 1999.

UNUSUAL CHARGES

     Effective April 21, 1999, the current members of the board of directors of the Company resigned and a new board was appointed consisting of Howard S. Landa, Steven Strasser, and Brian B. Lewis, with Mr. Landa serving as the newly appointed chief executive officer. Under the employment agreements of the former chief executive officer and chief operating officer, each had the right to terminate his employment agreement for cause with the sale of the assets of the acoustics division and to receive compensation equal to his base salary remaining under their employment agreements, which would have been approximately $560,000 in the aggregate. In lieu of this payout, the new board of directors negotiated a termination benefit of $195,000 in the aggregate and consulting arrangements whereby the former chief executive officer would provide transitional services to the Company and the former chief operating officer would continue as the chief operating officer of the Company to supervise the ongoing operations of the Company in exchange for monthly compensation of $10,000 each, bonuses to be paid on the occurrence of certain events, and aggregate options to acquire 70,000 shares of common stock, half of which are exercisable at $3.00 per share and the other half at $5.00 per share. Since the right to the termination benefit arose in connection with the sale of the assets of the acoustics division, the termination benefit of $195,000 has been recorded in the quarter ended March 31, 1999, as an unusual charge.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had total current assets of $3,641,226 (including cash and cash equivalents of $1,841,866) and total current liabilities of $1,716,711, resulting in working capital of $1,924,515 and a working capital ratio of 2:1.

     During the quarter ended March 31, 1999, the Company's primary source of cash was from the sale of the assets of the acoustics division to PCB, exclusive of the sale of the real property. See Note B to the consolidated financial statements. As a result of the sale, the Company received proceeds, net of the costs of the transaction, of $4,219,436. Additionally, the Company expects to close the sale to PCB of the real property in the near future, which should provide additional proceeds to the Company of approximately $700,000, after transaction costs and the payoff of the underlying mortgage.

     The Company has historically relied heavily on the sale of common and preferred stock as the primary method to fund its working capital needs, operational losses, and research and development efforts. In the first quarter of 1998, the Company completed the private placement of its 1998 Series A Preferred Stock in the aggregate amount of $3,500,000. The Preferred Stock was convertible at the election of the holders into that number of shares of common stock calculated by dividing $1,000 plus any accrued but unpaid dividends, by the lower of (1) $18.00 or (2) 85% of the average closing price of the common stock for the ten trading days preceding the conversion. The Company was concerned that the subsequent decrease in the Company's stock price combined with the potential for conversion of the Preferred Stock and related sale of the common stock received, created a market "overhang" that was potentially detrimental to the shareholders of the Company. The Company sought and obtained the agreement of the holders of the remaining Preferred Stock to sell that stock back to the Company. Using part of the proceeds from the sale of the acoustics division, the Company has reacquired all of the remaining Preferred Stock for the amount of approximately $3.07 million, which represents the amount originally paid by the investors plus accrued but unpaid dividends.

     The Company recently added approximately $970,000 in capital, after the payment of associated expenses, by the sale of 250,000 shares of common stock. See Note G to the consolidated financial statements.

     Management believes that the principal use of cash for the remainder of the 1999 year will be investments in other entities. This use of cash is entirely discretionary and can be discontinued at any time if it appears that operations or other activities of the Company will require more cash than currently anticipated.

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



                                    PART II
                               OTHER INFORMATION

-------------------------------------------------------------------------------

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



EXHIBITS

     The following exhibits are included as part of this report:

                   SEC
  Exhibit       Reference
  Number          Number     Title of Document
  -------       --------   --------------------------

     1            (27)     Financial Data Schedule


REPORTS ON FORM 8-K

     During the quarter ended March 31, 1999, the Company did not file any report on Form 8-K. The Company did file a report on Form 8-K dated April 21, 1999, reporting a change in the officers and directors of the Company.





                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Sensar Corporation


Dated:  May 14, 1999                     By  /s/ Howard S. Landa, Chairman of
                                             the Board (Chief Executive Officer
                                             and Principal Financial and
                                             Accounting Officer)