Form 10-Q
period 1999-06-30
SENSAR CORP /NV/
filed 1999-08-16
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended   June 30, 1999

                                       OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to
                    Commission File Number   0-17020


                              Sensar Corporation
            (Exact name of registrant as specified in its charter)


                     Nevada                                  87-0429944
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification No.)


          50 West Broadway, Suite 501
              Salt Lake City, Utah                             84101
    (Address of principal executive offices)                 (Zip Code)

                                (801) 350-0587
              (Registrant's telephone number, including area code)


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

                         Yes               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          As of August 13, 1999, the Company had 2,911,323 shares of its common stock, par value $0.001 per share, issued and outstanding.



                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

     Sensar Corporation (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of June 30, 1999 (unaudited), and December 31, 1998 (the end of the Company's most recently completed fiscal year, restated for discontinued operations), and unaudited consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998, and unaudited consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented.
The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1998.


                      SENSAR CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                 June 30,              December 31,
                                                                   1999                    1998
                                                             --------------           --------------
                                                               (unaudited)             (restated for
                                                                                       discontinued
                                                                                       operations)
ASSETS

Current assets:
  Cash and cash equivalents                                  $    1,601,344           $      694,959
  Notes receivable                                                  628,656                  120,000
  Other current assets                                               14,879                      609
  Net assets of discontinued operations                           1,742,151                3,495,147
                                                             --------------           --------------
    Total current assets                                          3,987,030                4,310,715

Property and equipment, net of
  accumulated depreciation                                            6,123                    7,054

Investment in affiliate                                             150,000                        -
                                                             --------------           --------------

                                                             $    4,143,153           $    4,317,769
                                                             ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $      101,875           $      125,742
  Accrued liabilities                                                25,878                  142,455
                                                             --------------           --------------
    Total current liabilities                                       127,753                  268,197

Deferred gain                                                       200,000                        -
                                                             --------------           --------------

    Total liabilities and deferred gain                             327,753                  268,197
                                                             --------------           --------------

Commitments and contingencies                                             -                        -

Stockholders' equity:
  Preferred stock, $0.001 par value; authorized
    10,000,000 shares; issued and outstanding
    zero shares at June 30, 1999, and 3,039.95
    shares at December 31, 1998                                           -                        3

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    2,911,323 shares at June 30, 1999, and
    2,614,183 shares at December 31, 1998                             2,911                    2,614

  Additional paid-in capital                                     29,381,599               30,703,947

  Accumulated deficit                                           (25,415,110)             (26,282,308)

  Notes receivable from sale of stock                              (154,000)                (374,684)
                                                             --------------           --------------

    Total stockholders' equity                                    3,815,400                4,049,572
                                                             --------------           --------------

                                                             $    4,143,153           $    4,317,769
                                                             ==============           ==============

The accompanying notes are an integral part of these financial statements.


                      SENSAR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                        and Comprehensive Income (Loss)
                                  (Unaudited)

                                             Three months ended June 30,                Six months ended June 30,
                                          ---------------------------------         ---------------------------------
                                               1999                 1998                 1999                 1998
                                          ------------         ------------         ------------         ------------
Net sales                                 $          -         $          -         $          -         $          -
                                          ------------         ------------         ------------         ----------

Costs and operating expenses:
  General and administrative                   211,045              200,892              338,447              378,054
  Compensation charge for stock
    option grants                              717,328                    -              717,328                    -
  Unusual charges                               32,860                    -              157,860                    -
                                          ------------         ------------         ------------         ------------

                                               961,233              200,892            1,213,635              378,054
                                          ------------         ------------         ------------         ------------

Operating loss                                (961,233)            (200,892)          (1,213,635)            (378,054)
                                          ------------         ------------         ------------         ------------

Other income (expense):
  Interest income                               29,624               43,187               34,117               77,287
  Other, net                                   (21,665)                   -              (21,665)                   -
                                          ------------         ------------         ------------         ------------

                                                 7,959               43,187               12,452               77,287
                                          ------------         ------------         ------------         ------------

Loss from continuing operations
  before income taxes                         (953,274)            (157,705)          (1,201,183)            (300,767)

Income taxes                                         -                    -                    -                    -
                                          ------------         ------------         ------------         ------------

Loss from continuing operations               (953,274)            (157,705)          (1,201,183)            (300,767)

     Gain (loss) on disposition of
       discontinued operations                 (68,898)                   -            2,071,267                    -

     Income (loss) from discontinued
       operations                              387,319             (592,178)              22,528           (1,495,113)
                                          ------------         ------------         ------------         ------------

Net income (loss)                             (634,853)            (749,883)             892,612           (1,795,880)

Other comprehensive income-foreign
  currency translation adjustments                   -               (7,863)                   -                1,473
                                          ------------         ------------         ------------         ------------

Comprehensive income (loss)               $   (634,853)        $   (757,746)        $    892,612         $ (1,794,407)
                                          ============         ============         ============         ============


Income (loss) per common share:
  Continuing operations:
    Basic and diluted                     $      (0.33)        $      (0.31)        $      (0.44)        $      (0.64)
  Discontinued operations:
    Basic and diluted                             0.11                (0.24)                0.76                (0.60)
                                          ------------         ------------         ------------         ------------
  Net income (loss)
    Basic and diluted                     $      (0.22)        $      (0.55)        $       0.32         $      (1.24)
                                          ============         ============         ============         ============

Weighted average common and common
  equivalent shares:
    Basic and diluted                        2,838,624            2,509,209            2,751,304            2,489,855


The accompanying notes are an integral part of these financial statements.


                      SENSAR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Six months ended June 30,
                                                                       --------------------------------------
                                                                            1999                    1998
                                                                       --------------          --------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Net loss from continuing operations                                $   (1,201,183)         $     (300,767)
    Adjustments to reconcile net loss from continuing
      operations to net cash used in continuing operations
      Depreciation                                                              1,503                     915
      Compensation charge for stock option grants                             737,328                       -
      Stock issued in payment of compensation                                       -                  46,338
      Provision for impairment losses                                          49,306                       -
      Changes in assets and liabilities:
        Other current assets                                                  (14,270)               (249,156)
        Accounts payable                                                      (23,867)                (75,310)
        Accrued liabilities                                                    16,110                 (61,275)
                                                                       --------------          --------------
          Net cash used in continuing operations                             (435,073)               (639,255)
          Net cash used in discontinued operations                           (558,474)             (1,182,042)
                                                                       --------------          --------------
          Net cash used in operating activities                              (993,547)             (1,821,297)
                                                                       --------------          --------------

  Cash flows from investing activities
    Purchase of property and equipment                                         (2,249)                 (6,876)
    Proceeds from sale of property and equipment                                1,677                   3,449
    Collection of notes receivable                                             61,344                       -
    Issuance of note receivable                                               (35,000)                      -
    Investment in affiliate                                                  (150,000)                      -
                                                                       --------------          --------------
          Net cash used in investing activities of
            continuing operations                                            (124,228)                 (3,427)
          Net cash provided by sale of discontinued
            operations and other investing activities of
            discontinued operations                                         4,095,684                  10,238
                                                                       --------------          --------------
          Net cash provided by investing activities                         3,971,456                   6,811
                                                                       --------------          --------------
  Cash flows from financing activities
    Net proceeds from issuances of common stock and
      exercise of options and warrants                                      1,015,746               3,732,314
    Redemption of preferred stock, including accrued dividends             (3,071,437)                      -
                                                                       --------------          --------------
          Net cash provided by (used in) financing
            activities of continuing operations                            (2,055,691)              3,732,314
          Net cash used in financing activities of
            discontinued operations                                           (15,833)             (1,367,731)
                                                                       --------------          --------------
          Net cash provided by (used in) financing
            activities                                                     (2,071,524)              2,364,583
                                                                       --------------          --------------

  Effect of exchange rates on cash                                                  -                   1,473
                                                                       --------------          --------------

Net increase in cash and cash equivalents                                     906,385                 551,570

Cash and cash equivalents at beginning of period                              694,959               1,212,473
                                                                       --------------          --------------

Cash and cash equivalents at end of period                             $    1,601,344          $    1,764,043
                                                                       ==============          ==============

The accompanying notes are an integral part of these financial statements.


                      SENSAR CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(A) Basis of Presentation

The accompanying unaudited consolidated financial statements of Sensar Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 1999, its consolidated results of operations for the three months ended June 30, 1999 and 1998, and its consolidated results of operations and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three months and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999.

(B) Change in Executive Management

Effective April 21, 1999, the then current members of the board of directors of the Company resigned and a new board and chief executive officer were appointed. In connection with the appointment of the new chief executive officer, he was granted an option to acquire 100,000 shares of common stock, half of which is exercisable at $3.00 per share and the other half at $5.00 per share. Each new board member has also been granted an option to acquire 100,000 shares of common stock, half of which are exercisable at $3.00 per share and the other half at $5.00 per share. The options are immediately exercisable, expire three years after grant, and have a cashless exercise provision.

On June 24, 1999, the board adopted a deferred compensation plan to provide long-term incentive compensation to the members of the board and certain other consultants or members of management. The plan establishes an unfunded deferred compensation pool, based on the Company's net income and increases in its market capitalization. No earnings compensation will be paid into the pool until the cumulative net income from the operations under the new board has exceeded $2,000,000 and no amounts will be paid for increases in market capitalization unless the increase in market capitalization exceeds 150% of any increase in the Russell 2000 Index (with appropriate adjustments for additional capital infusions or acquisitions). The chief executive officer, Mr. Landa, received an initial 30% ownership in the pool and may grant the other 70% to persons other than himself. To date, he has granted a total of 11%. On December 31, 2002, amounts due, if any, will be paid out to the participants.

Under the employment agreements of the former chief executive officer and former chief operating officer, each had the right to terminate his employment agreement for cause with the sale of the assets of the acoustics division (see Note C) and to receive compensation equal to his base salary remaining under his employment agreement, which would have been approximately $560,000 in the aggregate for the two officers. In lieu of this payment the new board of directors negotiated a termination benefit of $195,000 in the aggregate and consulting/employment arrangements whereby the former chief executive officer would provide transitional consulting services to the Company and the former chief operating officer would continue as the chief operating officer of the Company to supervise the ongoing operations of the Company in exchange for monthly compensation of $10,000 each and aggregate options to acquire 70,000 shares of common stock, half of which are exercisable at $3.00 per share and the other half at $5.00 per share. Since the right to the termination benefit arose in connection with the sale of the assets of the acoustics division, the termination benefit of $195,000 has been recorded in the quarter ended March 31, 1999, as an unusual charge.

During the quarter ended June 30, 1999, the Company recognized $577,500 of non-cash expense as a consequence of the cashless exercise provisions of the options granted to management and to the outside board members to acquire an aggregate of 420,000 shares. Generally accepted accounting principles require that compensation be recorded for stock options with cashless exercise provisions in each quarter, equal to the increase in the stock price above the exercise price. If the price of the stock declines during the quarter, a credit is recorded against compensation expense, but not in excess of the cumulative compensation recorded since the grant date. Additionally, the Company has recorded non-cash compensation expense of $139,828 during the quarter ended June 30, 1999, for stock options granted to the former chief executive officer and certain other non-employees to acquire an aggregate of 100,000 shares of common stock.

(C) Discontinued Operations

Prior to the quarter ended June 30, 1999, the Company developed and marketed various products in one industry segment, analytical instrumentation. During 1998, the Company sold its supercritical fluid chromatography (SFC) product and abandoned its TOF2000 mass spectrometer product. At March 31, 1999, the Company sold the assets (except certain real estate) and operations associated with its acoustics division to PCB Group, Inc. (PCB). The board of directors has also committed the Company to sell or otherwise dispose of its (1) Jaguar mass spectrometer operations; (2) CrossCheck products; and (3) ANOMS noise monitoring software, which represent the remaining products in the analytical instrumentation segment. Subsequent to June 30, 1999, the following have occurred:

The Jaguar operations are being held as an asset for sale. The Company is currently negotiating for the sale of its Jaguar operations with a third party and hopes to complete the sale during the quarter ending September 30, 1999. As a consequence of the Company's commitment to sell the Jaguar operations, its marketing agreement with JEOL was terminated. The termination of this agreement requires a payment of $350,000 to JEOL. If sold, the Company expects to realize a gain on the sale in excess of its carrying costs of the related assets and expenses of the sale, including the termination payment to JEOL. That gain will be recorded when the transaction closes.

The CrossCheck technology has been returned to Brigham Young University and a termination of the associated license agreement is being negotiated. The carrying value of CrossCheck inventory and intangible assets in the amount of $68,898 was written off at June 30, 1999.

The ANOMS software was sold for an initial payment of $200,000, plus future contingent payments based upon the future performance of the business. This gain will be included in the quarter ending September 30, 1999.

In July 1999, the Company closed the sale of real estate to PCB as the final phase of the sale of the acoustics division. The Company received net proceeds, after paying off the underlying mortgage, of approximately $670,000 and will record a gain on the sale, net of expenses, of approximately $600,000 during the quarter ending September 30, 1999.

The analytical instrumentation operations of the Company have been accounted for as discontinued operations, and accordingly, these assets and liabilities have been segregated as "net assets of discontinued operations" in the accompanying consolidated balance sheets. The results of operations and cash flows associated with these assets and liabilities are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. All periods presented have been restated to reflect the discontinued operations. Information related to the discontinued operations of the analytical instrumentation business is set forth below:

                                             Three months ended June 30,             Six months ended June 30,
                                          --------------------------------       -------------------------------
                                               1999                1998               1999               1998
                                          -----------         ------------       ------------       ------------
Net sales                                 $   199,783         $  2,421,203       $  1,778,924       $  4,777,341
Costs and operating expenses:
  Cost of sales                              (138,288)          (1,358,581)          (954,730)        (2,679,579)
  Research and development                   (126,485)            (739,036)          (518,646)        (1,597,815)
  Selling, general, and administrative       (106,200)            (899,167)          (742,317)        (1,850,542)
  Unusual credits, net                        582,309                    -            512,309                  -
                                          -----------         ------------       ------------       ------------
Operating income (loss)                       411,119             (575,581)            75,540         (1,350,595)
Other income (expense)                        (23,800)             (16,597)           (53,012)          (144,518)
                                          -----------         ------------       ------------       ------------
Net income (loss)                         $   387,319         $   (592,178)      $     22,528       $ (1,495,113)
                                          ===========         ============       ============       ============

Net assets of discontinued operations consist of the following elements:

                                                  June 30, 1999           December 31, 1998
                                                 --------------           -----------------

Trade accounts receivable, net                   $    142,649              $  1,681,755
Inventories                                         1,247,582                 2,046,871
Other current assets                                  550,028                    93,160
Property and equipment, net                           866,444                 1,320,194
Assets under capital lease obligations, net                 -                   202,026
Intangible assets, net                                 53,715                   322,779
Accounts payable                                     (178,934)                 (412,379)
Accrued liabilities                                  (263,785)                 (779,228)
Long-term debt                                       (675,548)                 (682,982)
Capital lease obligations                                   -                  (297,049)
                                                 ------------              ------------
         Total                                   $  1,742,151              $  3,495,147
                                                 ============              ============

(D) Private Placement

In May 1999, the Company completed a private placement of 250,000 shares of common stock at $4.00 per share, subject to up to a 10% adjustment if the average closing price of the common stock was less than $4.00 for any 20 day period prior to the effectiveness of a registration statement the Company committed to file. The net proceeds to the Company, after associated expenses, were approximately $970,000. The stock issued was subsequently registered for resale with the Securities and Exchange Commission.

(E) Investments in Affiliates

In June 1999, the Company invested $150,000 in PayStation.com, Inc. (PayStation), and received a convertible promissory note and 15,000 shares of convertible preferred stock, representing 2.5% of the offering. PayStation is an internet-based company that has the capability to deliver internet-based financial services to consumers who prefer to pay bills through the internet. The Company's investment in PayStation will be accounted for under the cost method of accounting.

Subsequent to June 30, 1999, the Company invested $50,000 in convertible preferred stock of journeylink.com inc. (Journeylink), representing 1.7% of the offering. Journeylink is an internet-based company that will provide online services to users of recreational vehicles. The Company's investment in Journeylink will be accounted for under the cost method of accounting.

Subsequent to June 30, 1999, the Company also participated in the second round funding of Durect Corporation ("Durect"), a pioneer in drug therapy treatments, employing subcutaneous delivery technology and paid $250,000 for preferred stock convertible into approximately 1% of Durect. The Company's investment in Durect will be accounted for under the cost method of accounting.

(F) Reverse Stock Split

At a special meeting of stockholders held on March 18, 1999, a one-for-five consolidation of the issued and outstanding common stock of the Company was approved. The board of directors implemented the consolidation of the common stock effective at the close of business on April 30, 1999. All common share and per common share information included in the accompanying financial statements has been retroactively restated to reflect the consolidation.

(G) Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

For the three and six months ended June 30, 1998, net loss attributable to common shareholders includes a non-cash imputed dividend to preferred shareholders related to the beneficial conversion feature on the 1998 Series A Preferred Stock and related warrants that were then outstanding. The beneficial conversion feature was computed as the difference between the market value of the common stock into which the Series A Preferred Stock could be converted and the value assigned to the Series A Preferred Stock in the private placement.
The imputed dividend was a one-time, non-cash charge and was amortized for the period from the date of issuance of the 1998 Series A Preferred Stock through the date 90 days later, when the securities were first convertible. All outstanding shares of 1998 Series A Preferred Stock were subsequently redeemed by the Company.

Basic and diluted income (loss) per common share were calculated as follows:

                                                    Three Months Ended June 30,                Six Months Ended June 30,
                                                 ---------------------------------         ----------------------------------
                                                      1999                 1998                 1999                  1998
                                                 ------------         ------------         -------------         ------------
Continuing operations:
  Loss from continuing operations                $   (953,274)        $   (157,705)        $  (1,201,183)        $   (300,767)

  Preferred dividends                                       -              (34,642)              (25,414)             (52,920)

  Imputed dividend from beneficial
    conversion feature                                      -             (592,105)                    -           (1,239,290)
                                                 ------------         ------------         -------------         ------------

  Loss attributable to common shareholders       $   (953,274)        $   (784,452)        $  (1,226,597)        $ (1,592,977)
                                                 ============         ============         =============         ============

  Weighted average common and common
    equivalent shares                               2,838,624            2,509,209             2,751,304            2,489,855
                                                 ============         ============         =============         ============


  Loss per common share                          $      (0.33)        $      (0.31)        $       (0.44)        $      (0.64)
                                                 ============         ============         =============         ============


Discontinued operations:
  Income (loss) attributable to common
    shareholders                                 $    318,421         $   (592,178)        $   2,093,795         $ (1,495,113)
                                                 ============         ============         =============         ============


  Weighted average common and common
    equivalent shares                               2,838,624            2,509,209             2,751,304            2,489,855
                                                 ============         ============         =============         ============


  Income (loss) per common share                 $       0.11         $      (0.24)        $        0.76         $      (0.60)
                                                 ============         ============         =============         ============


Total operations:
  Net income (loss)                              $   (634,853)        $   (749,883)        $     892,612         $ (1,795,880)
                                                 ============         ============         =============         ============

  Preferred dividends                                       -              (34,642)              (25,414)             (52,920)

  Imputed dividend from beneficial
    conversion feature                                      -             (592,105)                    -           (1,239,290)
                                                 ------------         ------------         -------------         ------------

  Net income (loss) attributable to common
    shareholders                                 $   (634,853)        $ (1,376,630)        $     867,198         $ (3,088,090)
                                                 ============         ============         =============         ============


  Weighted average common and common
    equivalent shares                               2,838,624            2,509,209             2,751,304            2,489,855
                                                 ============         ============         =============         ============


  Income (loss) per common share                 $      (0.22)        $      (0.55)        $        0.32         $      (1.24)
                                                 ============         ============         =============         ============



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

     This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to a number of risks and assumptions, including the ability of the Company to identify purchasers and negotiate the successful sale of its assets held for disposition, the ability of the Company to identify potentially favorable uses for its cash position, the ability of the Company to negotiate and complete investments, the success of the entities in which the Company may invest (over which the Company will have no control), the ability of the Company to attract the necessary capital to permit it to take advantage of opportunities with which it is presented, and the ability of the Company to generate sufficient revenue such that it can support its current cost structure. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

RECENT EVENTS

     As previously disclosed, the Company is now governed by a newly appointed board of directors and executive management. Since April 21, 1999, the chief executive officer, Mr. Landa, and the board of directors have reviewed the historical operations of the Company, the status and advisability of pending transactions, and the Company's research and development efforts. Mr. Landa and the board have also reviewed a significant number of new business opportunities. While much of what has happened to date has been in the nature of addressing issues concerning the historical operations of the Company, some foward steps have been taken.

     The highlights of transactions to date are as follows:

          The Company resolved all of its zoning and boundary issues and closed its real estate sale to PCB Group, Inc., receiving gross proceeds in excess of $1,350,000. A net gain of approximately $600,000 from that sale will be recorded in the third quarter.

          The Company reviewed the operations associated with its Jaguar product, in particular the Jaguar teams' failure to perform in accordance with their budget for June and the second quarter and determined to reclassify the Jaguar operations as assets held for sale. Please see Note C to the financial statements, which explains the accounting effects of such action. The Company has terminated its distribution and development agreements for its Jaguar products and is engaged in serious negotiations for the sale of the Jaguar technology.

          The Company completed a private placement of 250,000 shares of the Company's common stock at $4.00 per share.

          The Company undertook three minority participations: PayStation.com, Inc. (see press release of July 7, 1999); journeylink.com inc. (see press release of July 7, 1999); and Durect Corporation (see press release of August 4, 1999).

          The Company sold its remaining ANOMS technology for $200,000 and possible additional payments based upon the buyers' future operations.

          The Company terminated all development efforts with respect to CrossCheck products and returned the CrossCheck technology to Brigham Young University after an evaluation of the additional capital investment that would be necessary to move the CrossCheck products forward balanced against estimates of potential revenue and profits from these products.

     While the Company had hoped to post a profit in the second quarter, the failure to meet budget for Jaguar shipments in June and the accounting requirement to record $717,328 as a non-cash compensation charge (required to be recorded for the granting of stock options to attract Mr. Landa, the new board of directors, and other advisors), resulted in a loss for the period.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1999 and 1998

Net Sales

     The Company had no sales from continuing operations for the three and six month periods ended June 30, 1999 and 1998. The Company does not expect revenues from ongoing operations unless and until it acquires a majority interest in an operating business.

Costs and Operating Expenses

     Costs and operating expenses for the three months ended June 30, 1999, were $961,233, compared to $200,892 for the three months ended June 30, 1998. The increase in the costs is almost wholly attributable to the non-cash accounting charge for options granted during the quarter.

Comparison of Six Months Ended June 30, 1999 and 1998

Net Sales

     The Company did not have net sales from continuing operations for the six months ended June 30, 1999 and 1998.

Costs and Operating Expenses

     Costs and operating expenses for the six months ended June 30, 1999, were $1,213,635, compared to $378,054 for the six months ended June 30, 1998. The increased level in costs and operating expenses resulted from $717,328 in a non-cash compensation charge associated with options granted during the period and $157,860 in unusual charges, principally consisting of the termination benefit paid to the former chief executive officer.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had total current assets of $3,987,030, including cash and cash equivalents of $1,601,344. A significant portion of the balance were net assets held for sale with a book value of $1,742,151. A portion of these assets with a book value of approximately $750,000, has already been sold for approximately $1,550,000. The ability of the Company to recognize the book value of the remaining assets held for sale will depend on the successful completion of pending negotiations with respect to the Jaguar operations. The Company had total current liabilities of $127,753 at June 30, 1999, resulting in working capital of $3,859,277.

     The Company's primary source of cash for the six months ended June 30, 1999, was the net cash provided by the sale of discontinued operations of approximately $4.1 million.

     The Company's primary uses of cash for the six months ended June 30, 1999, were net cash used in operations of $993,547 and the $3,071,437 used to redeem the Company's remaining 1998 Series A Preferred Stock.

     Management believes that the current cash balances are more than sufficient to meet the existing commitments of the Company for the fiscal year. However, the Company anticipates that it will require additional equity and bank financing to participate in opportunities identified by management from time to time.


                                    PART II
                               OTHER INFORMATION


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

           SEC
         Exhibit     Reference
         Number        Number                    Title of Document
         -------     ---------     --------------------------------------------------
            1           (10)       Deferred Compensation Plan, effective May 1, 1999

            2           (10)       Executive Employment Agreement of Howard S. Landa,
                                   effective April 22, 1999

            3           (27)       Financial Data Schedule


REPORTS ON FORM 8-K

     During the quarter ended June 30, 1999, the Company filed a report on Form 8-K dated April 21, 1999, reporting the appointment of new officers and directors. Subsequent to June 30, 1999, the Company filed a report on Form 8-K reporting certain developments through July 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Sensar Corporation


Dated:  August 16, 1999                   By   /s/ Howard S. Landa
                                            Howard S. Landa, Chairman of the
                                            Board (Chief Executive Officer and
                                            Principal Financial and
                                            Accounting Officer)