Form 10-Q
period 1999-09-30
SENSAR CORP /NV/
filed 1999-11-08
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED        SEPTEMBER  30, 1999

                                       OR

[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM                   TO
                                  -----------------   -------------------
                    COMMISSION FILE NUMBER        0-17020
                                           -------------------------

                              SENSAR CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     NEVADA                                  87-0429944
------------------------------------------------      ------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification No.)

          50 WEST BROADWAY, SUITE 501
              SALT LAKE CITY, UTAH                             84101
------------------------------------------------      ------------------------
    (Address of principal executive offices)                 (Zip Code)

                                (801) 350-0587
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     N/A
------------------------------------------------------------------------------
                (Former name, former address, and former fiscal
                      year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X        No
                              --------           ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

                         Yes               No
                              --------           ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     As of November 5, 1999, the Company had 2,911,323 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION

-------------------------------------------------------------------------------
                          ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     Sensar Corporation (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of September 30, 1999 (unaudited), and December 31, 1998 (the end of the Company's most recently completed fiscal year, restated for discontinued operations), and unaudited consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998, and unaudited consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1998.

                      SENSAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             September 30,       December 31,
                                                  1999              1998
                                             -------------      -------------
                                              (unaudited)       (restated for
                                                                discontinued
ASSETS                                                           operations)

Current assets:
  Cash and cash equivalents                 $   3,172,175       $   694,959
  Notes receivable                              1,570,260           120,000
  Other current assets                             45,513               609
  Net assets of discontinued operations                 -         3,495,147
                                             ------------        ----------
    Total current assets                        4,787,948         4,310,715

Property and equipment, net of
  accumulated depreciation                          9,857             7,054

Investments                                       450,000                 -
                                             ------------        ----------
                                            $   5,247,805       $ 4,317,769
                                             ============        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $      67,117       $   125,742
  Accrued liabilities                              80,837           142,455
  Net liabilities of discontinued
    operations                                     54,147                 -
                                             ------------        ----------
    Total current liabilities                     202,101           268,197

Convertible debenture                              40,000                 -

Deferred gain                                     200,000                 -
                                             ------------        ----------

    Total liabilities and deferred gain           442,101           268,197
                                             ------------        ----------

Commitments and contingencies                           -                 -

Stockholders' equity:
  Preferred stock, $0.001 par value;
    authorized 10,000,000 shares; issued
    and outstanding zero shares at
    September 30, 1999, and 3,039.95
    shares at December 31, 1998                          -                3

  Common stock, $0.001 par value;
    authorized 290,000,000 shares; issued
    and outstanding 2,911,323 shares at
    September 30, 1999, and 2,614,183
    shares at December 31, 1998                     2,911             2,614

  Additional paid-in capital                   29,104,065        30,703,947

  Accumulated deficit                         (24,147,272)      (26,282,308)

  Notes receivable from sale of stock            (154,000)         (374,684)
                                             ------------        ----------
    Total stockholders' equity                  4,805,704         4,049,572
                                             ------------        ----------
                                            $   5,247,805       $ 4,317,769
                                             ============        ==========

The accompanying notes are an integral part of these financial statements.

                      SENSAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                      Three months ended September 30,    Nine months ended September 30,
                                                   30,
                                      --------------------------------    -------------------------------
                                          1999               1998             1999              1998
                                      -------------      -------------    -------------     -------------
Net sales                             $         -         $         -      $         -      $         -
                                       ----------          ----------       ----------       ----------

Costs and operating expenses:
  General and administrative              231,907             170,299          570,354          548,353
  Compensation charge (credit) for
    stock option grants                  (308,424)                  -          408,904                -
  Unusual charges                               -             257,334          157,860          257,334

                                          (76,517)            427,633        1,137,118          805,687
                                       ----------          ----------       ----------       ----------
Operating income (loss)                    76,517            (427,633)      (1,137,118)       (805,687)
                                       ----------          ----------       ----------       ----------
Other income (expense):
  Interest income                          42,072              32,745           76,189          110,032
  Interest charge from beneficial
    conversion feature                     30,890)                  -          (30,890)               -
  Other, net                                 (500)                  -          (22,165)               -
                                       ----------          ----------       ----------       ----------
                                           10,682              32,745           23,134          110,032
                                       ----------          ----------       ----------       ----------
Income (loss) from continuing
  operations before income taxes           87,199            (394,888)      (1,113,984)        (695,655)

Income taxes                                    -                   -                -                -
                                       ----------          ----------       ----------       ----------
Income (loss) from continuing
  operations                               87,199            (394,888)      (1,113,984)        (695,655)

Discontinued  operations:
  Gain on disposition of
    discontinued operations             1,180,639                   -        3,251,906                -

  Income (loss) from discontinued
    operations                                  -          (3,929,259)          22,528       (5,424,372)
                                       ----------          ----------       ----------       ----------


Net income (loss)                       1,267,838          (4,324,147)       2,160,450       (6,120,027)

Other comprehensive income -
  foreign currency translation
  adjustments                                   -               3,903                -            5,376
                                       ----------          ----------       ----------       -----------

Comprehensive income (loss)           $ 1,267,838         $(4,320,244)     $ 2,160,450      $(6,114,651)
                                       ==========          ==========       ==========       ==========
Income (loss) per common share:
  Continuing operations:
     Basic                            $      0.03         $     (0.16)     $     (0.41)     $     (0.80)
     Diluted                          $      0.03         $     (0.16)     $     (0.41)     $     (0.80)
  Discontinued operations:
     Basic                            $      0.41         $     (1.54)     $      1.17      $     (2.16)
     Diluted                          $      0.39         $     (1.54)     $      1.17      $     (2.16)
  Net income (loss)
     Basic                            $      0.44         $     (1.70)     $      0.76      $     (2.96)
     Diluted                          $      0.42         $     (1.70)     $      0.76      $     (2.96)

Weighted average common and common
  equivalent shares:
     Basic                              2,911,323           2,556,157        2,805,230        2,512,198
     Diluted                            2,997,561           2,556,157        2,805,230        2,512,198


The accompanying notes are an integral part of these financial statements.

                      SENSAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                          1999              1998
                                                                      -------------     -------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Loss from continuing operations                                    $(1,113,984)      $  (695,655)
    Adjustments to reconcile loss from continuing operations
      to net cash used in continuing operations
        Depreciation                                                         2,951             1,564
        Compensation charge for stock option grants                        408,904                 -
        Stock issued in payment of compensation                                  -            46,338
        Interest charge from beneficial conversion feature
                                                                            30,890                 -
        Provision for impairment losses                                     49,306           164,826
        Changes in assets and liabilities:
          Other current assets                                             (44,904)          (34,705)
          Accounts payable                                                 (58,625)          (79,521)
          Accrued liabilities                                               42,655           130,260
                                                                        ----------        ----------

            Net cash used in continuing operations                        (682,807)         (466,893)
            Net cash used in discontinued operations
                                                                          (137,586)       (1,964,172)
                                                                        ----------        ----------
            Net cash used in operating activities                         (820,393)       (2,431,065)
                                                                        ----------        ----------

  Cash flows from investing activities
     Purchase of property and equipment                                     (7,431)           (6,876)
     Proceeds from sale of property and equipment                            1,677             3,449
     Collection of notes receivable                                        249,740                 -
     Issuance of note receivable                                           (35,000)                -
     Investments                                                          (450,000)                -
                                                                        ----------        ----------
          Net cash used in investing activities of continuing
            operations                                                    (241,014)           (3,427)
          Net cash provided by sale of discontinued operations
            and other investing activities of discontinued
            operations                                                   5,550,147            82,580
                                                                        ----------        ----------
          Net cash provided by investing activities                      5,309,133            79,153
                                                                        ----------        ----------

  Cash flows from financing activities
    Net proceeds from issuances of common stock and exercise
      of options and warrants                                            1,035,746         3,758,183
    Redemption of preferred stock, including accrued dividends          (3,071,437)                -
    Proceeds from issuance of convertible debenture                         40,000                 -
                                                                        ----------        ----------
          Net cash provided by (used in) financing activities of
            continuing operations                                       (1,995,691)        3,758,183
          Net cash used in financing activities of discontinued
            operations                                                     (15,833)       (1,433,185)
                                                                        ----------        ----------
          Net cash provided by (used in) financing activities
                                                                        (2,011,524)        2,324,998
                                                                        ----------        ----------

  Effect of exchange rates on cash                                               -             6,848


Net increase (decrease) in cash and cash equivalents                     2,477,216           (20,066)

Cash and cash equivalents at beginning of period                           694,959         1,212,473
                                                                        ----------        ----------
Cash and cash equivalents at end of period                             $ 3,172,175       $ 1,192,407
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

                      SENSAR CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(A) BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements of Sensar Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 1999, its consolidated results of operations for the three months ended September 30, 1999 and 1998, and its consolidated results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three months and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999.

(B) DISCONTINUED OPERATIONS
---------------------------

Historically, the Company developed and marketed various products in one industry segment, analytical instrumentation. These historical product lines were sold or otherwise disposed of as follows:

1. During 1998, the Company sold its supercritical fluid chromatography (SFC) product and abandoned its TOF2000 mass spectrometer product.

2. At March 31, 1999, the Company sold the assets and operations associated with its acoustics division to PCB Group, Inc. (PCB), except for certain real estate, which was sold to PCB in July 1999 after the resolution of certain title matters. The Company received gross cash proceeds of approximately $5.3 million, a note for $500,000, and the assumption or payoff of approximately $1.7 million of liabilities. The note bears interest at 7.28% and is payable at $22,450 per month with the balance due April 2000.

3. The Jaguar mass spectrometer assets and operations were sold to LECO Corporation (LECO) in August 1999. The Company received proceeds of approximately $1.8 million, consisting of cash of approximately $800,000 (net of certain expenses, payments, and third quarter losses, but without deductions for losses incurred prior to June 30 or the delivery of two Jaguar units to Brigham Young University at no charge), and a non-interest bearing note of $1,070,000 (interest imputed at 6.92%). The note is due August 2000 and is not collateralized.

4. The CrossCheck technology was returned to Brigham Young University and the associated license agreement was terminated during the quarter ended September 30, 1999.

5. In August 1999, the right to receive royalty payments on the ANOMS intellectual property was assigned to Lochard Pty Ltd for installment payments totaling $200,000, plus future contingent payments based upon future performance.

The analytical instrumentation operations of the Company have been accounted for as discontinued operations, and accordingly, these assets and liabilities have been segregated as "net assets or net liabilities of discontinued operations" in the accompanying consolidated balance sheets. The results of operations and cash flows associated with these assets and liabilities are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. All periods presented have been restated to reflect the discontinued operations. Information related to the discontinued operations of the analytical instrumentation business is set forth below:

                                   Three months ended September 30,    Nine months ended September 30,
                                   --------------------------------    -------------------------------

                                        1999               1998             1999             1998
                                   -------------      -------------    -------------     -------------
Net sales                          $   (15,213)       $ 2,085,510      $ 1,763,711       $ 6,862,851

Costs and operating expenses:
  Cost of sales                        (15,920)        (1,558,145)        (970,650)       (4,237,724)
Research and development              (134,709)          (714,829)        (653,355)       (2,312,644)
  Selling, general, and               (114,113)          (886,898)        (856,430)       (2,737,440)
    administrative
  Unusual credits (charges), net        31,096         (2,779,399)         543,405        (2,779,399)
                                    ----------         ----------       ----------        ----------

Operating loss                        (248,859)        (3,853,761)        (173,319)       (5,204,356)

Other income (expense), net            (17,457)           (75,498)         (70,469)         (220,016)

Less loss subsequent to
  measurement date of June 30,
  1999 charged against gain on
  disposition                          266,316                  -          266,316                 -
                                    ----------         ----------       ----------        ----------
Income (loss) from discontinued
  operations                       $         -        $(3,929,259)     $    22,528       $(5,424,372)
                                    ==========         ==========       ==========        ==========


Net assets (liabilities) of discontinued operations consist of the following elements:

                                          September 30, 1999   December 31, 1998
                                          ------------------   -----------------

Trade accounts receivable, net                $     7,397         $ 1,681,755
Inventories                                             -           2,046,871
Other current assets                               54,437              93,160
Property and equipment, net                             -           1,320,194
Assets under capital lease obligations,
  net                                                   -             202,026
Intangible assets, net                                  -             322,779
Accounts payable                                  (60,623)           (412,379)
Accrued liabilities                               (55,358)           (779,228)
Long-term debt                                          -            (682,982)
Capital lease obligations                               -            (297,049)
                                               ----------          ----------
      Total                                   $   (54,147)        $ 3,495,147
                                               ==========          ==========



(C) STOCK OPTIONS AND RELATED COMPENSATION CHARGE (CREDIT)
----------------------------------------------------------

Effective April 21, 1999, the then current members of the board of directors of the Company resigned and a new board and chief executive officer were appointed. In connection with the appointment of the new chief executive officer, he was granted an option to acquire 100,000 shares of common stock, half of which is exercisable at $3.00 per share and the other half at $5.00 per share. Each new board member was also granted an option to acquire 100,000 shares of common stock, half of which are exercisable at $3.00 per share and the other half at $5.00 per share. Options to acquire an aggregate of 145,000 shares of common stock have also been granted principally to certain other non-employees. The options are immediately exercisable, generally expire three years after grant, and have a cashless exercise provision.

Generally accepted accounting principles require that compensation be recorded in each quarter for stock options with cashless exercise provisions granted to management and to the outside board members, equal to the change in the stock price above the exercise price. If the price of the stock declines during the quarter, a credit is recorded against previously recorded compensation expense, but not in excess of the cumulative compensation recorded since the grant date. During the quarters ended June 30, and September 30, 1999, the Company recognized $577,500 as a non-cash compensation charge and $380,625 as a non-cash compensation credit, respectively, as a consequence of the cashless exercise provisions of the options granted to management and to the outside board members to acquire an aggregate of 420,000 shares. Additionally, the Company has recorded non-cash compensation expense during the quarters ended June 30, and September 30, 1999, of $139,828 and $72,201, respectively, for stock options granted to certain other non-employees to acquire an aggregate of 125,000 shares of common stock.


(D) INVESTMENTS
---------------

The Company has invested $150,000 in PayStation.com, Inc. (PayStation), and received a convertible promissory note and 15,000 shares of convertible preferred stock, representing 2.5% of the offering. PayStation is an internet-based company that has the capability to deliver internet-based financial services to consumers who prefer to pay bills through the internet. The Company's investment in PayStation is accounted for under the cost method of accounting.

The Company also invested $50,000 in the convertible preferred stock of journeylink.com inc. (Journeylink), representing 1.7% of its offering. Journeylink is an internet-based company that will provide online services to users of recreational vehicles. The Company's investment in Journeylink was accounted for under the cost method of accounting. Subsequent to September 30, 1999, the Company terminated its investment in Journeylink and its original investment was returned.

The Company also participated in the second round funding of Durect Corporation (Durect), a pioneer in drug therapy treatments, employing subcutaneous delivery technology and paid $250,000 for preferred stock convertible into approximately 1% of Durect. The Company's investment in Durect is accounted for under the cost method of accounting.

(E) CONTINGENT LIABILITY
------------------------

In September 1999, certain former employees of the Company filed a lawsuit against the Company seeking damages for non-payment of a bonus arrangement. The Company disputes that the conditions of the bonus were met, has filed a motion to dismiss the lawsuit, and intends to vigorously defend its position. Management of the Company does not believe that the ultimate outcome of this litigation will have a material impact on the financial position of the Company.

(F) INCOME (LOSS) PER COMMON SHARE
----------------------------------

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

For the nine months ended September 30, 1998, net loss attributable to common stockholders includes a non-cash imputed dividend to preferred stockholders related to the beneficial conversion feature on the 1998 Series A Preferred Stock and related warrants that were then outstanding. The beneficial conversion feature was computed as the difference between the market value of the common stock into which the Series A Preferred Stock could be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend was a one-time, non-cash charge and was amortized for the period from the date of issuance of the 1998 Series A Preferred Stock through the date 90 days later, when the securities were first convertible. All outstanding shares of 1998 Series A Preferred Stock were subsequently redeemed by the Company.

Basic and diluted income (loss) per common share from continuing operations were calculated as follows:

                                        Three Months Ended September 30,     Nine Months Ended September 30,
                                        --------------------------------     -------------------------------
                                             1999               1998              1999              1998
                                        -------------      -------------     -------------     -------------
Basic:
Income (loss)                            $    87,199        $  (394,888)      $(1,113,984)      $  (695,655)

  Preferred dividends                              -            (24,397)          (25,414)          (77,317)

  Imputed dividend from beneficial
    conversion feature                             -                  -                                   -
                                          ----------         ----------        ----------        ----------
    Income (loss) attributable to
      common stockholders                $    87,199        $  (419,285)      $(1,139,398)      $(2,012,262)
                                          ==========         ==========        ==========        ==========
  Weighted average common and common
    equivalent shares                      2,911,323          2,556,157         2,805,230         2,512,198
                                          ==========         ==========        ==========        ==========

  Income (loss) per common share         $      0.03        $     (0.16)      $     (0.41)      $     (0.80)
                                          ==========         ==========        ==========        ==========

Diluted:
Income (loss) attributable to common
  stockholders, as calculated above      $    87,199        $  (419,285)      $(1,139,398)      $(2,012,262)
                                          ==========         ==========        ==========        ==========
  Weighted average common shares           2,911,323          2,556,157         2,805,230         2,512,198

  Effect of dilutive options & warrants       86,238                  -                 -                 -
                                          ----------         ----------        ----------        ----------
  Weighted average common and common
    equivalent shares                      2,997,561          2,556,157         2,805,230         2,512,198
                                          ==========         ==========        ==========        ==========
  Income (loss) per common share         $      0.03        $     (0.16)      $     (0.41)      $     (0.80)
                                          ==========         ==========        ==========        ==========

(G) SUBSEQUENT EVENT - AGREEMENT TO ACQUIRE I.T.E.S.
----------------------------------------------------

On October 6, 1999, the Company entered into an Exchange Agreement and Plan of Reorganization (the Agreement) with I.T.E.S ltd. (ITES) to acquire 100% of the outstanding stock of ITES in exchange for 8,000,000 shares of the Company's common stock. ITES is a startup company organized under the laws of the State of Israel that is focused on developing wireless multimedia and internet communications applications. It is contemplated that, at closing, the current officers and directors of the Company will resign and ITES will appoint four of the five new directors, which will then elect new officers of the Company.

In the Agreement, the Company has agreed to the following:

     1.     Maintain a minimum of $4.5 million in cash and notes receivable;

     2. Eliminate certain options, warrants, and other rights to acquire stock having an exercise price of less than $8.00 per share; and

     3.     Terminate certain employment and consulting plans and agreements.

In order to accomplish the foregoing, the Company may make certain cash payments, distribute assets, and/or issue common stock of the Company provided that, at closing, there is at least $4.5 million of cash and notes receivable and not more than 4,000,000 shares of common stock outstanding. Additionally, the Agreement allows for the issuance of 500,000 shares of common stock in full satisfaction of all finders, brokerage, or similar fees incurred by ITES.

The Agreement is subject to the satisfaction of several conditions, including the approval of the stockholders of the Company. The Agreement may be terminated by the mutual consent of the parties, by either party if the exchange has not closed by February 28, 2000, by either party if there is a breach by the other party, by the failure of the Company to receive stockholder approval of the transaction, or on the failure of ITES stockholders holding at least 95% of the equity in ITES to accept the exchange.

For financial reporting purposes, the exchange, if consummated, will be treated as a reverse acquisition accounted for as a recapitalization.

-------------------------------------------------------------------------------
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

     This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to a number of risks and assumptions. In particular, the closing of the transaction with I.T.E.S ltd is subject to the satisfaction of a number of conditions, including the successful completion of due diligence investigation by both parties, the satisfaction by the Company of certain financial requirements, the approval of the transaction by the shareholders of the Company, the acceptance of the exchange offer by the holders of at least 95% of the equity ownership of ITES, and certain other matters. Should one or more of these conditions not be satisfied or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

RECENT EVENTS

     During the third quarter, the Company completed all of the transactions it had outstanding at June 30, 1999. At that time, the Company had made a strategic decision to sell its Jaguar business, it was in the process of finalizing the sale of its real property, it was in the final stages of negotiating the buyout of its royalty interest in ANOMS, and it had determined to terminate its license agreement with Brigham Young University concerning CrossCheck. The sale of the Jaguar business was concluded in August, the real property transfer in July, the ANOMS royalty interest was transferred in August, and the license agreement with BYU concerning CrossCheck was terminated.

     At September 30, 1999, the Company had current assets of $4,787,948, primarily cash and short-term notes receivable, and total liabilities of $442,101, of which $200,000 was a non-cash item of deferred gain.

     The Company's liquidity position as a result of the closing of the transactions permitted it to identify and negotiate an agreement with a promising technology company, I.T.E.S ltd. ITES has developed software intended to permit real time streaming of text and video to wireless devices. ITES has entered into an agreement with the Israeli affiliate of Orange PLC, a United Kingdom based wireless carrier, to install and perform a test application of its software on a portion of Orange's established wireless system. If this test application sufficiently validates the technology, it is anticipated that ITES will seek to enter into licensing agreements with wireless carriers in other areas, including other affiliates of Orange.

     Under the terms of the Reorganization Agreement, the shareholders of ITES would receive 8,000,000 shares of common stock of the Company in exchange for all of the issued and outstanding stock of ITES. Up to an additional 500,000 shares would be issued as payment for finders, brokerage, and similar fees. On closing, the current board of directors would resign, a new board would be appointed, and the officers of ITES would become officers of the Company. Closing of the transaction is subject to satisfaction of a number of conditions, including satisfactory due diligence inquiry by both parties and approval by the shareholders of the Company. There can be no assurance that the transaction will be completed.


RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1999 and 1998
------------------------------------------------------------

Net Sales:

     The Company did not have sales from continuing operations for the three months ended September 30, 1999 and 1998. The Company does not expect revenues from ongoing operations unless and until it acquires a majority interest in an operating business.

Costs and Operating Expenses:

     General and administrative expenses were $231,907 for the quarter ended September 30, 1999 compared to $170,299 for the corresponding period of 1998. The increase was principally due to increased costs for legal, consulting, and travel expenses associated with the due diligence review of various potential candidates for business transactions with the Company.

     During the quarter ended September 30, 1999, the Company recorded a credit against "compensation charge for stock option grants" of $308,424. In the quarter ended June 30, 1999, options to acquire 420,000 shares of common stock were granted to management and to the outside members of the board of directors. These options contain a cashless exercise provision. Generally accepted accounting principles require that compensation be recorded for stock options granted with cashless exercise provisions to management and to outside board members. Compensation is measured for the period by the increase or decrease in the market value of the common stock underlying the options. During the quarter ended September 30, 1999, the market value of the Company's common stock declined from $5.375 to $3.9375 per share and resulted in a decrease of $380,625 of previously recorded compensation. Additionally, the Company granted an option during the quarter to a non-employee to acquire 25,000 shares of common stock, which resulted in a compensation charge of $72,201.

Comparison of Nine Months Ended September 30, 1999 AND 1998
-----------------------------------------------------------

Net Sales:

     The Company did not have sales from continuing operations for the nine months ended September 30, 1999 and 1998.

Costs and Operating Expenses:

     General and administrative expenses were $570,354 for the nine months ended September 30, 1999, a small increase over the $548,353 recorded for the corresponding period of 1998.

     During the nine months ended September 30, 1999, the Company recorded a charge for compensation from stock option grants of $408,904. This charge is composed of two elements. As described above, compensation is recorded for the increase in the market price of the common stock underlying the options to acquire 420,000 shares of common stock granted to management and to the outside members of the board of directors. This compensation charge for the nine months ended September 30, 1999 is $196,875. Additionally, the Company has granted options during the nine months ended September 30, 1999 to certain non-employees to acquire 125,000 shares of common stock, which resulted in an aggregate compensation charge of $212,029.

     The Company has also recorded $157,860 in unusual charges during the nine months ended September 30, 1999, principally consisting of the termination benefit paid to the former chief executive officer.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had total current assets of $4,787,948, including cash and cash equivalents of $3,172,175. The Company had total current liabilities of $202,101 at September 30, 1999, resulting in working capital of $4,585,847.

     The Company's primary source of cash for the nine months ended September 30, 1999, was the net cash provided by the sale of discontinued operations of approximately $5.55 million.
     The Company's primary uses of cash for the nine months ended September 30, 1999, were net cash used in operations of $820,393 and the $3,071,437 used to redeem the Company's remaining 1998 Series A Preferred Stock.

     Management believes that the current cash balances are more than sufficient to meet the existing commitments of the Company for the fiscal year.


YEAR 2000

     With the sale or disposal of its historical product lines and associated assets, the Company currently has no information systems, customers, or suppliers on which it is dependent. The Company has obtained assurances from its banking institution that it is Year 2000 compliant. Accordingly, the Company expects no future costs to be incurred on Year 2000 issues.


                                    PART II
                               OTHER INFORMATION

-------------------------------------------------------------------------------
                           ITEM 1.  LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

     On September 28, 1999, an action entitled Edgar Lee, et al. v. Sensar Corporation was filed in the Fourth Judicial District Court in Utah County, Utah, Civil No. 990403473. The action was brought by several former employees of the Company, seeking the payment of a bonus based on the successful completion of the sale of certain of the Company's assets, technologies, and/or businesses. The Company does not believe the employees are entitled to such a bonus, has filed a motion to dismiss the action, and intends to vigorously defend its position.

-------------------------------------------------------------------------------
                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

EXHIBITS

     The following exhibits are included as part of this report:

        SEC
      Exhibit     Reference
      Number       Number          Title of Document
      -------     ---------        -----------------


        1           (10)           Form of Exchange Agreement and Plan of
                                   Reorganization dated October 6, 1999 between
                                   Sensar Corporation, I.T.E.S ltd, and the shareholders of I.T.E.S ltd

        2           (27)           Financial Data Schedule


REPORTS ON FORM 8-K

     During the quarter ended September 30, 1999, the Company filed a report on Form 8-K dated August 4, 1999, reporting certain corporate developments through July 1999 and a report dated August 19, 1999, reporting the sale of the assets and operations of the Jaguar mass spectrometer product.

-------------------------------------------------------------------------------
                                   SIGNATURES
-------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Sensar Corporation


Dated:  November 5, 1999                  By: /s/ Howard S. Landa
                                              Chairman of Board (Chief
                                              Executive Officer and Principal
                                              Financial and Accounting Officer)