Form 10-K
period 1999-12-31
SENSAR CORP /NV/
filed 2000-03-30
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
[  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended   December 31, 1999

                                       OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
                       Commission file number     0-17020

                                  Sensar Corporation
             (Exact name of registrant as specified in its charter)

                 Nevada                                 87-0429944
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     50 West Broadway, Suite 501, Salt Lake City, Utah         84101
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (801) 350-0587

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 27, 2000, there were 6,545,746 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $360,000,000, computed at the closing quotation for the Issuer's common stock of $60 as of March 27, 2000.

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


                                TABLE OF CONTENTS


Item Number and Caption                                                                        Page

PART I

1.       Business                                                                                3

2.       Properties                                                                              8

3.       Legal Proceedings                                                                       8

4.       Submission of Matters to a Vote of Security Holders                                     8

PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters                   9

6.       Selected Financial Data                                                                10

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations  11

8.       Financial Statements and Supplementary Data                                            14

9.       Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure                                                                             14

PART III

10.      Directors and Executive Officers of the Registrant                                     15

11.      Executive Compensation                                                                 17

12.      Security Ownership of Certain Beneficial Owners and Management                         22

13.      Certain Relationships and Related Transactions                                         23

PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       25

         SIGNATURES                                                                             27

                                     PART I


                                ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

     This report on Form 10-K contains certain forward looking statements and information relating to the Company and its proposed merger with Net2Wireless Corporation. These forward looking statements are not based on historical facts, but reflect the Company's current expectations concerning future results and events. Such statements generally describe the objectives, goals, and plans of the Company and are not intended to be accurate descriptions of the future. The proposed merger with Net2Wireless Corporation is subject to a number of conditions, including approval by the shareholders of both the Company and Net2Wireless Corporation, the Company eliminating any liabilities it may have other than up to $50,000 in current liabilities, and the satisfaction of a number of standard closing conditions, that may or may not be met. The potential products and services of Net2Wireless are still in the development stage and have not yet been tested in a commercial setting. Consequently, the proposed business of Net2Wireless has not advanced beyond research and development. The proposed business and potential products and services of Net2Wireless are subject to the substantial risks associated with new market introductions, including the ability of Net2Wireless to successfully develop commercial products based on its technology, the ability of Net2Wireless to address technical and manufacturing problems in producing new products, favorable market acceptance of any products produced, the ability of Net2Wireless to obtain a price for its products and services sufficient for it to make a profit, Net2Wireless' ability to enter into favorable strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of Net2Wireless, the ability of Net2Wireless to successfully protect its intellectual property to prevent competitors from benefiting from the technology, the ability of Net2Wireless to compete with larger, more established entities, and the ability of Net2Wireless to obtain the necessary financing to successfully complete its goals. In addition, Net2Wireless proposes to conduct business and develop products for a market that is only just emerging. There may not be significant consumer demand for some or all of the proposed products and services of Net2Wireless Corporation. One or more of the factors listed above, or other factors or influences that may develop in the future or that may currently seem inconsequential, may change the actual results of the Company significantly from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

OVERVIEW

     Sensar Corporation (the "Company") was historically engaged in the design, development, manufacturing, and marketing of analytical scientific instrumentation. In November 1997, the board of directors, due in part to missed product deadlines and significant ongoing operating losses, replaced the existing executive management of the Company. Andrew C. Bebbington was retained as the new chief executive officer of the Company and undertook an immediate evaluation of all aspects of the Company's operations, including manufacturing, research and development, sales and marketing approaches, product options, personnel and management, contractual arrangements, and overall cost structure. As a result of recommendations by Mr. Bebbington in December 1997, the board of directors approved significant restructuring steps and certain changes in the strategic direction of the Company.

     Goals and targets were then established for each of the remaining business lines for 1998. Executive management continued to monitor each of the technologies in the Company's portfolio, measure developments against budgeted goals, and institute cost-cutting measures in order to reduce the substantial losses being suffered by the Company at that time. Sales of the Company's products did not meet budgeted expectations and, despite the cost-cutting measures taken, the Company continued to suffer significant losses, although at a reduced rate. As a result of these ongoing losses and the continuing decline in the market price for the Company's common stock, the Company was unable to attract outside financing on terms acceptable to it and was forced to consider the sale of a portion of its assets to fund its cash requirements.

     During 1998, new management had continued to invest in product development in the acoustic instrumentation business, while at the same time implementing cost-cutting measures and imposing operational discipline. As a result, a significant improvement in the performance of the acoustics business based on year-to-year comparisons was obtained. This improvement permitted the Company to identify and negotiate an agreement with a purchaser of the acoustics business. A definitive agreement concerning this transaction was signed November 30, 1998 and, following the approval of the stockholders at a special meeting held March 18, 1999, was completed March 31, 1999. At about the same time, the Company decided to terminate its development work involving its supercritical fluid chromatography instruments. This minor line of business was sold to a group of former employees, none of whom were members of executive management. Shortly thereafter, in July 1999, the Company completed the sale of its real property to the purchaser of the acoustic instrumentation business.

     The Company used a portion of the proceeds from the sale of its acoustic instrumentation business to retire the remaining 1998 Series A Preferred Stock then outstanding. This preferred stock had a floating conversion feature based on the trading price for the common stock that became disadvantageous to the common stockholders as the Company's stock price continued to decline. Some of the remaining proceeds of the sale of the acoustic instrumentation business were used to attempt the finalization of the Company's Jaguar mass spectrometer products.

     During the end of 1998 and the early part of 1999, the trading price of the Company's common stock continued to decline to well below the minimum price required for continued listing on the Nasdaq National Market, which is $1.00 per share. Consequently, at the March 18, 1999 stockholders meeting, the board of directors proposed, and received stockholder approval for, a consolidation of the issued and outstanding stock of the Company.

     At the same time, the Company had scheduled a hearing with Nasdaq concerning an earlier letter that had been sent to the Company indicating Nasdaq's intent to terminate the listing of the common stock on the Nasdaq National Market System. While it was hoped that the consolidation of the outstanding stock would increase the stock price above the $1.00 minimum, the Company was also temporarily below the $5 million public float requirement and Nasdaq expressed concern about the Company's ability to continue to meet the net tangible asset requirement for the Nasdaq National Market System in light of its limited revenues and history of significant ongoing operating losses. At the NASD hearing, the Company and the NASD negotiated a resolution pursuant to which the Company's common stock would be moved from the Nasdaq National Market System to the Nasdaq SmallCap System and would continue to be listed there provided that the consolidation resulted in a market price in excess of the $1.00 per share minimum.

     As a result of the array of business and financial issues confronting the Company, it did not have access to traditional sources of financing necessary to continue its development of its mass spectrometry and CrossCheck technologies. Consequently, Mr. Bebbington and the board of directors began to engage in conversations about his willingness to continue as the chief executive officer of the Company. The outside members of the board of directors also indicated their unwillingness to remain on the board in the absence of Mr. Bebbington's continued participation.

     At this time, Howard S. Landa met with Mr. Bebbington and proposed a wholesale change in management and the board of directors. Mr. Landa was at that time a senior partner of Kruse, Landa & Maycock, L.L.C., outside legal counsel to the Company. As a result of this relationship, the Company retained the services of an independent legal firm and convened a special meeting of the board of directors to consider Mr. Landa's proposal.

     On April 21, 1999, the then current directors of the Company resigned and a newly elected board of directors was appointed. Concurrently, Mr. Landa was appointed as the new chief executive officer of the Company and Mr. Bebbington resigned, although he agreed to continue to provide transitional services as a consultant to the Company. The new board of directors immediately implemented a consolidation of the outstanding stock on the basis of one share for each five shares previously outstanding, arranged for a $1 million equity financing, and approved the execution of agreements to investigate the potential acquisition of two start-up internet entities. While these investigations did not lead to an acquisition, it was the beginning of the Company's aggressive search for an acquisition that could potentially provide value to the stockholders of the Company.

     Under an agreement put in place while Mr. Bebbington was the chief executive officer of the Company, the Company had granted distribution rights to its Jaguar mass spectrometer products to a Japanese firm engaged in the scientific instrumentation business. The obligation to market the instruments was subject to the testing and acceptance of those instruments by the distributor. Delivery of the initial instruments was delayed because of manufacturing problems, and ultimately the Company agreed to deliver the first six instruments by June 30, 1999. When the manufacturing team failed to deliver any instruments acceptable to the distributor by that date, the board of directors reclassified the Jaguar mass spectrometer operations as assets held for sale and renewed the Company's efforts to negotiate a transaction with a potential buyer of this technology. These efforts lead to a sale to a privately-held corporation engaged in the scientific instrumentation business, of the Jaguar mass spectrometer technology in August 1999. At the same time, the Company abandoned the CrossCheck technology that it had held under a license agreement, and returned this technology to the holder of the patent. The Company also sold its residual interest in airport noise monitoring software. The business based on this software had been sold to a third party in 1995.

     Subsequent to the new management team assuming operational control in April 1999, the Company actively began searching for an acquisition, focusing in the high technology, internet arena. The Company reviewed a number of businesses and business plans during this period. While some of the investigations lead to letters of intent, and the Company did make two small minority interest investments in other companies, none of the investigations and negotiations resulted in the execution of a material agreement until the fall of 1999.

     In September 1999, the Company entered into negotiations and signed a letter of intent to acquire a wireless communications technology that ultimately led to the execution of an agreement with Net2Wireless Corporation ("Net2Wireless") on December 8, 1999, that was subsequently amended on January 4, 2000, and March 21, 2000 (the "Reorganization Agreement").

NET2WIRELESS CORPORATION

General

     Net2Wireless is a privately-held Delaware corporation with a research and development subsidiary located in Israel. Net2Wireless maintains a website at www.net2w.com. Net2Wireless is developing technology which is intended to enable and enhance a wide variety of wireless communication services. The goal of Net2Wireless is to permit the following services to be provided to cellular subscribers carrying wireless devices such as palm computers, personal digital assistants, and cellular phones:

     (a) browsing the internet through standard websites and using standard browsers;

     (b) transmission of live video over the 9600 bps wireless link to the wireless device;

     (c)     providing instant messaging with full graphics support;

     (d)     providing messaging services (e-mail, voice mail, fax, etc.); and

     (e)     providing full graphics applications with network based storage.

     Net2Wireless currently has an installation at Partner Communications Company, Ltd., the third largest cellular carrier in Israel, which is conducting a beta-site test of the Net2Wireless products. Net2Wireless' products and services are still in development, and there can be no assurance that Net2Wireless will be successful in achieving its goals.

     Net2Wireless recently completed a private placement for gross proceeds of approximately $29 million to provide funding for its ongoing research and development efforts and the expansion of its work force.

PROPOSED MERGER

     The Reorganization Agreement provides for the merger of Net2Wireless with and into the Company in exchange for the issuance of 18,295,060 shares of common stock and the assumption of options and warrants to acquire 14,766,649 shares of common stock. Such warrants and options have a weighted average exercise price of $2.03 per share. In addition, the Company will issue 1,000,000 shares to certain individuals involved in introducing the two entities.

     Under the terms of the Reorganization Agreement, the Company agreed to advance Net2Wireless up to $2 million prior to the merger to assist it in meeting its ongoing development and growth expenses. The Company advanced $500,000 of this amount to Net2Wireless in February 2000. Net2Wireless has recently completed a private placement of its securities which resulted in gross proceeds to it of approximately $29 million. The Company does not know if Net2Wireless will request that the additional $1.5 million be advanced prior to the merger, but it may do so.

     The Reorganization Agreement requires the Company to have a minimum amount of cash and collectible notes receivable and no liabilities at closing, other than current accounts payable not to exceed $50,000. In order to meet the requirement with respect to the elimination of liabilities, the Company has provided for the termination of its deferred compensation plan and the executive employment agreement with Mr. Landa, the assumption of the lease to which it is currently a party, and the indemnification of the Company by Mr. Landa with respect to pending litigation. See "CERTAIN RELATIONSHIPS AND RELATED TRNSACTIONS."

     Additional shares of common stock may be issued to the Net2Wireless stockholders in the event that the net cash held by the Company at the closing of the merger, as defined in the Agreement, plus all amounts collected on the note receivables held by the Company within 60 days of the due date of such receivables, is less than $4.45 million. The number of additional shares to be issued will be determined by dividing any shortfall by $1.86. These contingent shares will be delivered to former Net2Wireless stockholders within 10 business days of the final determination of the number of shares. At December 31, 1999, the Company had $5.0 million of net cash under the definition used in the Reorganization Agreement, assuming the full collection of all short-term receivables. At March 27, 2000, the Company had cash of approximately $4,330,000 and the note receivable from Net2Wireless of $500,000 with current liabilities of approximately $50,000. In addition, the Company had notes receivable from other parties of approximately $1,370,000. The Company has not received any notice that such receivables are subject to any claim or offset, and currently expects these amounts to be collected in due course. Consequently, the Company does not anticipate that additional shares will be issued under these provisions.

     On completion of the merger, the current shareholders of Net2Wireless will hold approximately 65% of the outstanding common stock of the Company and warrants and options that will permit them to increase their ownership to approximately 77% of the Company on exercise. In addition the current directors and officers of the Company will resign and nominees of Net2Wireless will be appointed in their place. As a result, the current shareholders and management of Net2Wireless will control the Company subsequent to the merger.

     Completion of the merger is subject to the approval of the transaction by the shareholders of both the Company and Net2Wireless and the satisfaction of additional standard closing conditions. If the merger is completed, the corporate domicile of the Company will be moved from Nevada to Delaware and its name will be changed to "Net2Wireless Corporation."

Employees

     The Company currently has two employees, Mr. Landa, the chief executive officer of the Company, and his assistant.


                               ITEM 2.  PROPERTIES

     The Company sold its administrative and manufacturing facilities in Provo, Utah, to PCB during 1999 in connection with the sale of its acoustics instrumentation business.

     Until recently, the Company leased 1,692 square feet of space at 50 West Broadway, Suite 501, Salt Lake City, Utah 84101, for monthly lease payments of $2,256 under the terms of a three-year lease. As of March 1, 2000, this lease was assumed by Mr. Landa, the chief executive officer of the Company, as required by the terms of the agreement with Net2Wireless. Mr. Landa has agreed to permit the Company to continue to use the facilities on a rent-free basis pending the closing of the proposed merger with Net2Wireless. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


                           ITEM 3.  LEGAL PROCEEDINGS

     On September 28, 1999, an action entitled Edgar Lee, et al. v. Sensar Corporation was filed in the Fourth Judicial District Court in Utah County, Utah, Civil No. 990403473. The action was brought by several former employees of the Company, seeking the payment of a bonus based on the successful completion of the sale of certain of the Company's assets, technologies, and/or businesses. The Company does not believe the employees are entitled to such a bonus, has filed a motion to dismiss a portion of the claims, and intends to vigorously defend its position. Mr. Landa has agreed to indemnify the Company against all future costs or liabilities associated with this litigation after March 1, 2000, under the provisions of the indemnification agreement contemplated by the Reorganization Agreement. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended December 31, 1999, the Company did not hold a shareholders' meeting and no matters were submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq SmallCap Market under the trading symbol "SCII." The following table sets forth high and low closing sale prices for the Company's common stock as reported on Nasdaq for the periods indicated. Such quotations do not include retail markups, markdowns, commissions, or other adjustments. All amounts have been adjusted to give effect to the 1:5 consolidation of the outstanding common stock of the Company effective May 3, 1999 and the 2:1 forward split of the outstanding common stock effective January 17, 2000.

     The following table sets forth the approximate range of high and low closing sale prices for the common stock of the Company during the periods indicated.

Quarter Ended                 High Bid    Low Bid
-------------                 --------    -------
March 31, 1998                $  9.219    $5.781
June 30, 1998                 $  7.969    $4.375
September 30, 1998            $  5.000    $1.094
December 31, 1998             $  1.484    $0.625
March 31, 1999                $  1.094    $0.703
June 30, 1999                 $  3.594    $0.859
September 30, 1999            $  2.797    $1.500
December 31, 1999             $ 34.250    $2.094

     On March 27, 2000, the last reported sales price for the Company's common stock as reported by Nasdaq was $60.

     On March 27, 2000, the Company had approximately 285 stockholders of record.

     The Company has not paid dividends with respect to its common stock. There are no restrictions on the declaration or payment of dividends in the articles of incorporation or bylaws of the Company or in any of its contractual agreements, other than under the Reorganization Agreement for the period the merger is pending. However, it is anticipated that any potential earnings of the Company and, subsequent to the merger, the combined company, will be retained for working capital and investment in the growth and expansion of business operations. Consequently, it is not anticipated that the Company, before or after the proposed merger, will pay dividends in the foreseeable future.


                        ITEM 6.  SELECTED FINANCIAL DATA

CERTAIN FINANCIAL DATA

     The following statement of operations and balance sheet data as of and for the periods ended December 31, 1999, 1998, and 1997, 1996, and June 30, 1996 and 1995, were derived from the Consolidated Financial Statements of the Company.
In January 1997, the Company changed its fiscal year end from June 30 to December 31 effective December 31, 1996. The Consolidated Financial Statements of the Company for the fiscal year ended December 31, 1999, 1998, and 1997, for the six months ended December 31, 1996, and for the fiscal years ended June 30, 1996 and 1995, have been audited by independent certified public accountants. The selected financial data below should be read n conjunction with the Consolidated Financial Statements of the Company and the notes thereto and "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                                                                Six Months
                                                                                  Ended            Year Ended
                                            Year Ended December 31,              December           June 30,
                                   -----------------------------------------        31,      ------------------------
                                       1999           1998          1997           1996        1996(2)       1995(3)
                                   ------------   -----------   ------------   -----------   -----------   ----------
Statement of Operations Data(1):
Revenues:                          $    147,944   $   137,814   $    140,870   $    59,638   $    12,320   $    7,302
                                   ============   ===========   ============   ===========   ===========   ==========
Income (loss) from
   continuing operations           $(11,995,158)  $(1,221,025)  $ (2,324,262)  $  (326,242)  $  (463,637)  $ (510,863)
Income (loss) from
   discontinued operations               22,528    (5,702,419)   (12,493,549)   (1,317,678)   (1,242,611)     199,246
Gain on sale of
   discontinued operations            3,268,250             -              -             -             -            -
                                   ------------   -----------   ------------   -----------   -----------   ----------
Net loss                           $ (8,704,380)  $(6,923,444)  $(14,817,811)  $(1,643,920)  $(1,706,248)  $ (311,617)
                                   ============   ===========   ============   ===========   ===========   ==========

Basic earnings
   (loss) per common
   shares from
   continuing operations           $      (2.11)  $     (0.51)  $      (0.51)  $     (0.08)  $     (0.16)  $    (0.21)
Basic earnings (loss)
   per common share from
   discontinued operations                 0.58         (1.12)         (2.71)        (0.32)        (0.38)        0.08
                                   ------------   -----------   ------------   -----------   -----------   ----------
Basic earnings
   (loss) per common
   share                           $      (1.53)  $     (1.63)  $      (3.22)  $     (0.40)  $     (0.54)  $    (0.13)
                                   ============   ===========   ============   ===========   ===========   ==========

Weighted average
   common shares
   outstanding                        5,693,514     5,073,463   $  4,603,080     4,164,328     3,255,489    2,440,397

Balance Sheet Data:
Working capital                    $  5,034,089   $ 4,038,840   $  6,784,305   $15,584,953   $15,737,295   $6,549,131
Total assets                       $  5,568,839   $ 4,317,769   $  7,104,476   $15,716,524   $16,032,158   $6,827,550
Long-term liabilities
   and deferred gain               $  5,542,040   $         -   $          -   $         -   $    45,792   $  134,354
Stockholders' equity
   (deficit)                       $   (154,959)  $ 4,049,572   $  6,853,003   $15,591,513   $15,661,097   $6,415,511
Cash dividends declared
   per common share                $          -   $         -   $          -   $         -   $         -   $        -

(1) During the year ended December 31, 1999, the Company discontinued the operations of its analytical instrumentation business. The results of these operations have been segregated from continuing operations for all periods presented.

(2) Effective October 27, 1995, the Company acquired Sensar Instruments, Inc. (formerly Sensar Corporation), in a transaction accounted for as a purchase.

(3) During the year ended June 30, 1995, the Company discontinued the operations of its airport noise monitoring business. The results of these operations have been segregated from continuing operations for all periods presented.


                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes contained herein.

OVERVIEW

     During the year ended December 31, 1999, the Company completed the sale or disposition of its various product lines and technologies. The principal transactions were:

- The completion of the sale of the assets of the acoustic and vibration product line to PCB Group, Inc. ("PCB") in March 1999;

-     The sale of the Company's real estate to PCB in July 1999;

- The sale of the assets associated with the Jaguar mass spectrometer product line to LECO Corporation in August 1999; and

- The discontinuance of continued research and development with respect to the CrossCheck technology in August 1999.

     The results of operations and cash flows associated with the foregoing have been accounted for and segregated as discontinued operations in the accompanying consolidated financial statements. All periods have been restated to reflect the treatment of these operations as discontinued.

     In conjunction with the disposition of its historical operations, the Company undertook a search for a suitable business or technology to acquire, which led to the execution of an agreement with Net2Wireless Corporation on December 8, 1999. The Company was able to negotiate the agreement with Net2Wireless in part because of its strong liquidity position resulting from the previous asset sales. At December 31, 1999, the Company had current assets of $5,215,847, primarily consisting of cash and short-term notes receivable, and current liabilities of $181,758. At March 27, 2000, the Company had current assets of approximately $6,200,000 and current liabilities of approximately $50,000.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1999 and 1998

     Revenues

     With the disposition of the assets of its historical operations, the Company's sole source of revenue from continuing operations was interest income of $147,944 for 1999 and $137,814 for 1998 earned on temporary cash investments and notes receivable.

     Costs and Expenses

     General and administrative expenses associated with continuing operations increased from $708,890 for the year ended December 31, 1998, to $893,416 for the year ended December 31, 1999. The increase was principally related to increases of approximately $99,000 for legal fees and $27,000 in travel costs associated primarily with the due diligence review of various potential candidates for business transactions.

     During the year ended December 31, 1999, the Company recorded non-cash compensation related to stock options of $5,885,833. The principal element of this charge, $5,618,740, relates to stock options to acquire 240,000 shares granted to management that have a cashless exercise provision. Generally accepted accounting principles require that compensation be recorded for stock options with such provisions. The amount of compensation is equal to the change in the stock price above the exercise price. Additionally, the Company has recorded non-cash compensation expense during 1999 of $267,093 for the fair value of stock options granted to certain non-employees to acquire an aggregate of 270,000 shares of common stock.

     During 1999, the Company also recorded a non-cash deferred compensation expense of $5,342,040 for the accrual of amounts earned under a deferred compensation plan established in 1999. This plan created an unfunded deferred compensation pool based on specified percentages of the Company's net income and increases in market capitalization. As of December 31, 1999, the entire amount of the deferred compensation pool is attributable to the increase in market capitalization of the Company. See "EXECUTIVE COMPENSATION: Deferred Compensation Plan" and Note E to the Consolidated Financial Statements of the Company for additional information about this plan.

     The Company has also recorded a net credit of $31,663 for unusual items during the year ended December 31, 1999. This credit principally consists of a recovery of approximately $145,000 on notes receivable from the exercise of stock options which were previously reserved, net of a termination benefit paid to the former chief executive officer of $125,000.

Comparison of Years Ended December 31, 1998 and 1997

     Revenues

     With the disposition of the assets of its historical operations, the Company's sole source of revenue from continuing operations was interest income of $137,814 for 1998 and $140,870 for 1997 earned on temporary cash investments and notes receivable.

     Costs and Expenses

     General and administrative expenses associated with continuing operations decreased from $1,081,168 for the year ended December 31, 1997, to $708,890 for the year ended December 31, 1998. The decrease of $372,278 was principally related to a reduction of approximately $408,000 for professional services, consulting, and certain other outside service costs that resulted due to a change in general corporate objectives from obtaining funding and seeking to acquire technologies to internal research and development and the operation of the Company's business.

     The Company recorded unusual charges associated with continuing operations of $649,949 for 1998 compared to $1,383,964 for 1997. In 1998, the unusual charges were principally composed of (1) an allowance of approximately $165,000 for a receivable from a former chief executive officer of the Company for withholding taxes paid by the Company on his behalf, the collectibility of which was then in doubt; and (2) an allowance of $400,000 against certain notes from former executive officers arising from the exercise of stock options, the collectibility of which was then uncertain due to the decline in the price of the Company's stock. In 1997, the unusual items related to the termination costs for former executive officers of the Company arising out of the restructuring of the Company in November 1997 and paid to the former officers in the form of cash and common stock.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had total current assets of $5,215,847, including cash and cash equivalents of $3,735,115. The Company had total current liabilities of $181,758 at December 31, 1999, resulting in working capital of $5,034,089.

     The Company's primary source of cash for the year ended December 31, 1999, was the net cash provided by the sale of discontinued operations of approximately $5.6 million. The Company's primary uses of cash for the year ended December 31, 1999, was net cash used in operations of $1,089,815 and $3,071,437 used to redeem the Company's remaining 1998 Series A Preferred Stock.

     Management believes that the current cash balances are more than sufficient to meet the existing commitments of the Company for the next fiscal year.

YEAR 2000

     With the sale or disposal of its historical product lines and associated assets, the Company currently has no information systems, customers, or suppliers on which it is dependent. The Company has obtained assurances from its banking institution that it is Year 2000 compliant. Accordingly, the Company expects no future costs to be incurred on Year 2000 issues.

INFLATION AND ENVIRONMENTAL REGULATION

     The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices.

     The Company does not believe that any recently enacted or presently proposed environmental legislation will have a material adverse effect on its results of operations.


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


                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

                                                                         Director and/or
       Name           Age        Position and Office Held             Executive Officer Since
------------------    ---        ------------------------             -----------------------
Howard S. Landa       52         CEO and Chairman of the Board        April 21, 1999

Brian B. Lewis        52         Director                             April 21, 1999

Steven P. Strasser    50         Director                             April 21, 1999

Mickey Hale           52         Director                             May 5, 1999

     A director's regular term is for a period of three years or until his successor is duly elected and qualified. The terms of the board are staggered so that one-third of the board is subject to election at each annual shareholders' meeting. The current term of Howard S. Landa expires at the 2001 annual meeting; the current terms of Brian B. Lewis, Steven P. Strasser, and Mickey Hale expire at the 2002 annual meeting. On completion of the proposed merger with Net2Wireless, the current officers and directors of the Company will resign in favor of nominees of Net2Wireless.

     There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of the Company.

     Howard S. Landa, age 52, was appointed as a director and chairman of the board of the Company on April 21, 1999. Mr. Landa was a founder of Kruse, Landa & Maycock, L.L.C. in 1978. Mr. Landa spent his professional career specializing in corporate acquisitions, taxation, the infusion of new capital, and management advice. Mr. Landa has taken a leave of absence from his former firm in order to dedicate his full business time to the Company. Mr. Landa received his juris doctorate from Hastings College of Law, University of California, in 1973 and an LL.M. in taxation from New York University in 1974.

     Brian B. Lewis, age 52, was appointed as a director of the Company on April 21, 1999. Mr. Lewis is an attorney and a founder of the law offices of Brian B. Lewis. Mr. Lewis has extensive experience in advising start-up, emerging, financially distressed, and growth companies. Mr. Lewis has previous management experience serving as interim chief executive officer and general counsel to Honey Hill Farms, Inc., in 1991-1992 and interim president and general counsel of Ahead Technology, Inc., in 1989-1991. Mr. Lewis currently serves on the board of directors of Plato Labs, Inc., Surface Solutions Products Group, Inc., and Florentine Restaurant Group, Inc. Mr. Lewis received his bachelor of science degree in industrial management from San Jose State University in 1969 and his juris doctorate from Hastings College of Law, University of California, in 1973.

     Steven P. Strasser, age 50, was appointed as a director of the Company on April 21, 1999. Since 1987, Mr. Strasser has been engaged in stock and venture capital investments on his own behalf. Mr. Strasser served as co-chairman of Modula Computer from 1980 to 1987. Prior to that time, Mr. Strasser was involved in investment banking first with Edwards & Handley and then with J. Franklin Investments. Mr. Strasser received his bachelor of science degree in economics from the University of Utah in 1970 and a masters of business administration from Columbia University in 1972.

     Mickey Hale, age 52, was appointed as a director of the Company on May 5, 1999. Ms. Hale has been president and chief executive officer of Imperial Development Corporation and related travel services and real estate entities since 1990. Ms. Hale was an investment advisor at Shearson Lehman Brothers from 1987-1990 and served in the same capacity at Paine Webber from 1980-1987.

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

     Other than the report on Form 4 of Jeffrey Cohen, formerly the chief operating officer of the Company, for the month of November, 1999, which was filed in mid-December, 1999, the Company believes that all reports required by
Section 16(a) for transactions in 1999 have been timely filed.


                        ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the chief executive officer and the other executive officer of the Company who received compensation in excess of $100,000 for the periods indicated.



SUMMARY COMPENSATION TABLE
                                                                            Long Term Compensation
                                                                 ------------------------------------------
                                        Annual Compensation                     Awards            Payouts
                           -----------------------------------------  -------------------------------------
          (a)                (b)          (c)      (d)      (e)           (f)           (g)           (h)        (i)
                                                           Other                     Securities
                                                           Annual     Restricted     Underlying                All Other
                                                           Compen-      Stock         Options/       LTIP      Compen-
        Name and                        Salary    Bonus    sation(1)    Award(s)       SARs         Payouts    sation
   Principal Position        Year         ($)      ($)       ($)          ($)           (#)           ($)        ($)
-----------------------   ----------   --------  --------  ---------  ------------  -----------    --------   ----------

Howard S. Landa, CEO      12/31/99(2)  $ 66,585  $       0  $      0  $      0      1,000,000(10)  $      0   $3,908,810(8)
  and Chairman of the
  Board

Andrew C. Bebbington,     12/31/99(3)  $175,631  $  50,000  $  2,316  $      0        750,000(3)   $      0   $  125,000(9)
  Former CEO and          12/31/98     $250,000  $ 100,000  $  6,569  $      0        400,000(7)   $      0   $   53,303(6)
  Chairman of the Board   12/31/97(4)  $ 31,250  $       0  $    575  $      0        400,000(7)   $      0   $        0

Jeffrey S. Cohen,         12/31/99     $ 83,060  $  30,000  $  6,948  $      0         40,000      $      0   $   70,000(9)
  Former Chief                                                                                                $   29,238(6)
  Operating Officer       12/31/98(5)  $128,333  $  45,000  $  6,001  $      0        120,000      $      0   $   14,577(6)
  and Director

(1) These amounts reflect the benefit to the named executive officers of amounts paid by the Company for health, disability, and life insurance.

(2) Mr. Landa accepted the positions of chief executive officer and a member of the board of directors effective April 21, 1999. Mr. Landa was not previously an employee of the Company. The foregoing table reflects amounts paid, awarded, or accrued for Mr. Landa from April 21, 1999, to December 31, 1999.

(3) Mr. Bebbington resigned his position with the Company April 21, 1999. The amounts shown for 1999 include payments of $98,714 made to Mr. Bebbington as a consultant subsequent to his resignation and options to acquire 650,000 shares of common stock granted to Mr. Bebbington in November 1999.

(4) Mr. Bebbington accepted the positions of chief executive officer and a member of the board of directors effective November 17, 1997. Mr. Bebbington was not previously an employee of the Company. The 1997 amounts in the foregoing table reflect amounts paid, awarded, or accrued for Mr. Bebbington from November 17, 1997, to December 31, 1997.

(5) Mr. Cohen accepted the positions of chief operating officer and a member of the board of directors effective February 2, 1998. Mr. Cohen was not previously an employee of the Company. The 1998 amounts in the foregoing table reflect amounts paid, awarded, or accrued for Mr. Cohen from February 2, 1998, to December 31, 1998.

(6) These amounts reflect amounts paid by the Company to, or on behalf of, the named executive officers for relocation costs in conjunction with their employment by the Company.

(7) In 1997, as part of his employment by the Company, Mr. Bebbington was granted an option to acquire 400,000 shares of common stock. In March 1998, the option granted in 1997 was terminated in favor of an option to acquire 400,000 shares of common stock with modified provisions for vesting and exercise prices.

(8) This amount represents Mr. Landa's share of the deferred compensation pool accrued for 1999. As described in Note (10) below, Mr. Landa will forfeit his interest in this plan if the 800,000 options subject to stockholder approval are approved.

(9)     This amount represents severance payments made to these former officers.

(10) Of these options granted, 800,000 are subject to stockholder approval. If approved by the stockholders, Mr. Landa has agreed to forfeit his interest in the deferred compensation plan described in Note (8) above.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information respecting all individual grants of options made during the last completed fiscal year to the named executive officers of the Company.

                                                                                      Potential Realized Value
                                                                                         at Assumed Annual
                                                                                          Rates of Stock
                                                                                         Appreciation for
                                       Individual Grants                                    Option Term
----------------------------------------------------------------------------------  ----------------------------
       (a)                  (b)              (c)             (d)           (e)            (f)           (g)
                         Number of       % of Total
                        Securities      Options/SARs
                        Underlying       Granted to      Exercise or
                       Options/SARs    Employees During    Base Price   Expiration
       Name             Granted (#)      Fiscal Year      ($/share)        Date         5%($)        10%($)           0%
---------------------  -------------  -----------------  ------------  -----------  -----------  ---------------  ----------

Howard S. Landa           1,000,000        55.9%             (1)           (1)          $ 1,831,188  $ 2,235,000  $1,100,000

Andrew C. Bebbington        750,000        41.9%             (3)           (3)          $ 1,431,961  $ 1,732,969  $1,031,250

Jeffrey S. Cohen             40,000         2.2%             (2)           (2)          $    35,763  $    53,100  $        0

(1) Options to acquire 200,000 shares of common stock expire April 27, 2002, and are 50% exercisable at $1.50 per share and 50% exercisable at $2.50 per share. The remaining options to acquire 800,000 shares are exercisable at $2.00 per share, expire November 16, 2001, and are subject to shareholder approval.

(2) These options to acquire 40,000 shares of common stock have been exercised, but originally would have expired April 27, 2002. These options were 50% exercisable at $1.50 per share and 50% exercisable at $2.50 per share.

(3) Options to acquire 100,000 and 650,000 shares of common stock were granted in April and November 1999, respectively, in conjunction with Mr. Bebbington acting as a consultant to the Company. The options to acquire 100,000 shares are 50% exercisable at $1.50 per share (exercised in 1999) and 50% exercisable at $2.50 per share (expire April 27, 2002). The options to acquire 650,000 shares are exercisable at $2.00 per share, expire November 16, 2001, and are subject to shareholder approval.

     The following table sets forth the information concerning the options exercised by the named executive officer during the year ended December 31, 1999, and the value of unexercised options as of December 31, 1999.

                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                      AND FY-END OPTION/SAR VALUES
(a)                          (b)                 (c)                (d)                   (e)
                                                                 Number of
                                                                 Securities            Value of
                                                                 Underlying           Unexercised
                                                                Unexercised          In-the-Money
                                                              Options/SARs at       Options/SARs at
                                                                 FY End (#)           FY End ($)
                       Shares Acquired                          Exercisable/         Exercisable/
         Name          on Exercise (#)   Value Realized ($)    Unexercisable         Unexercisable
--------------------   ---------------   ------------------   ---------------       ---------------
Howard S. Landa                0            $       0          200,000/800,000       $5,550,000/$22,200,000

Andrew C. Bebbington      50,000            $ 518,748          50,000/650,000        $1,362,500/$18,037,500

Jeffrey S. Cohen          40,000            $  68,750               0/0                     $0/$0

EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company has an employment contract with Howard S. Landa with an initial term through December 31, 2002, that provides for monthly compensation of $8,000. This employment agreement will terminate on completion of the proposed merger with Net2Wireless. The Company does not have an employment agreement with any other person.

DEFERRED COMPENSATION PLAN

     The Company adopted a deferred compensation plan on June 24, 1999, when the strategy to identify potential acquisitions was being implemented. Under the terms of the plan, Mr. Landa has a 30% interest in the compensation pool, the outside directors were each granted a 3% interest, and consultants to the Company were granted a 2% interest.

     The deferred compensation pool consists of two components: (a) an increasing percentage of 3% to 7-1/2% of the net income of the Company subsequent to March 31, 1999, in excess of $2 million, excluding gains on the sale of the technologies then held by the Company and excluding compensation charges related to the granting of options, but including 75% of any net unrealized gain on investments made by the Company in marketable securities subsequent to March 31, 1999; and (b) an amount equal to 7-1/2% of any increase in the market capitalization of the Company above $13.4 million that is in excess of 150% of the increase in the Russell 2000 Index over the same period. The maximum amount permitted to be included in the compensation pool under these two components is 25 million and $50 million, respectively. The deferred compensation pool is fixed at December 31, 2002, or, if sooner, on any change of control, such as the proposed merger with Net2Wireless. In the event of a change of control, the deferred compensation pool may not be less than $5 million. The pool is required to be paid in cash unless payment in stock of the Company has been approved by the shareholders, which has not occurred.

     While the Company has not realized income to date sufficient to affect the compensation pool, the increase in market capitalization of the Company as of March 27, 2000, giving effect to the proposed merger, would result in a compensation pool in excess of the $50 million limitation provided by the terms of the deferred compensation plan. Under the terms of the Reorganization Agreement with Net2Wireless, the Company is obligated to eliminate the cash liability associated with the deferred compensation plan as a condition to the closing of the proposed merger. Each of the holders of interests in the deferred compensation plan has agreed to relinquish their interest on stockholder approval of options granted to them by the board of directors. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION OF DIRECTORS

     The Company compensates its outside directors for service on the board of directors by payment of $1,000 for each board meeting attended and reimbursement of expenses incurred in attending board meetings. The Company does not separately compensate its board members who are also employees of the Company for their service on the board. Each of the members of the board received an option to acquire 200,000 shares of stock at a weighted average exercise price of $2.00 per share at the time they became a director. In addition, each of the non-executive directors were awarded an option to acquire 50,000 shares of stock at an exercise price of $2.00 in November 1999. Each of the three non-executive directors holds a 3% interest in the Company's deferred compensation plan.
These individuals have agreed to waive their rights in the deferred compensation plan if the options previously granted to them are approved by the shareholders of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Company does not have a compensation committee. The entire board, other than the particular individual executive officer involved, participates in the setting of compensation for senior management.

Report on Executive Compensation

     Management compensation is overseen by the board of directors of the Company, which consists of one member of senior management, Howard S. Landa, and three outside directors who are not employees of the Company.

     Compensation Philosophy. The board of directors recognizes the need to attract and retain qualified executives with appropriate experience. During 1999, the Company was seeking to sell its existing technologies and identify a suitable acquisition which had the potential for increasing stockholder value. The compensation package reflected this challenging environment by establishing a low base-line salary for the chief executive officer and adopting a deferred compensation plan with benefits tied to the achievement of pre-determined profit targets and increases in stockholder value measured by the market capitalization of the Company.

     Chief Executive Compensation.   The Company has entered into an employment
contract with Mr. Landa with an initial term through December 31, 2002, providing for annual compensation of $96,000.

     Deferred Compensation Pool and Stock Options. Mr. Landa was granted a 30% interest in the Company's deferred compensation plan. This plan provides for compensation based on Company earnings subsequent to March 31, 1999, in excess of $2 million dollars and increases in the market capitalization of the Company in excess of 150% of the increase in the Russell 2000 Index.

     Options to acquire 1,000,000 shares of common stock have been granted to Mr. Landa at exercise prices of $1.50 for 100,000 shares, $2.50 for 100,000 shares and $2.00 for 800,000 shares. 800,000 of these options are subject to shareholder approval. A portion of these options were granted to Mr. Landa in exchange for his agreement to relinquish his interest in the deferred compensation pool on stockholder approval of the options.

     Review of Performance. Mr. Landa joined the Company with the goal of seeking a suitable acquisition and increasing stockholder value. The board of directors believes the compensation of the chief executive officer is fair and reasonable for both the officer and the shareholders of the Company.

                            Board of Directors:
                            Howard S. Landa
                            Brian B. Lewis
                            Steven P. Strasser
                            Mickey Hale


                         ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the common stock of issued and outstanding stock as of March 27, 2000, and information as to the ownership of the Company's common stock by each of its directors and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

        Name and Address                  Nature of      Number of
     of Beneficial Owners(1)              Ownership     Shares Owned  Percent(2)
-------------------------------------  ---------------  ------------  ----------

Principal Stockholder
S.A.C. Capital Advisors(3)             Common Stock          443,600        6.8%

Directors

Howard S. Landa                        Common Stock(4)        56,076        0.9%
                                       Options(5)          1,000,000       13.3%
                                                           ---------
                                       Total               1,056,076       14.0%

Brian B. Lewis                         Common Stock(6)         9,000        0.1%
                                       Options(7)            250,000        3.7%
                                                           ---------
                                       Total                 259,000        3.8%

Steven P. Strasser                     Common Stock           12,500        0.2%
                                       Options(7)            250,000        3.7%
                                                           ---------
                                       Total                 262,500        3.9%

Mickey Hale                            Common Stock           16,700        0.3%
                                       Options(7)            250,000        3.7%
                                                           ---------
                                       Total                 266,700        3.9%

All Executive Officers and             Common Stock           94,276        1.4%
  Directors as a Group (four persons)  Options             1,750,000       21.1%
                                                           ---------
                                       Total               1,844,276       22.2%

(1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power.

(2) The percentages shown are based on 6,545,746 shares of common stock of the Company issued and outstanding as of March 27, 2000. The percentages shown for options assume the exercise of all options held solely by that individual and a corresponding increase in the issued and outstanding common stock. The percentage shown for total holdings assumes the exercise of all options held by the individual and a corresponding increase in the issued and outstanding common stock.

(3) These shares are held jointly with S.A.C. Capital Associates, LLC, and Steven A. Cohen.

(4) These shares are held by the spouse and children of Mr. Landa and a limited liability company in which Mr. Landa is a minority owner. Mr. Landa denies direct beneficial ownership and control of these shares.

(5) Options to acquire 800,000 shares have been approved by the board of directors, but are subject to the further approval of the shareholders of the Company.

(6)     These shares are held on behalf of the children of Mr. Lewis.

(7) These options are subject to the further approval of the shareholders of the Company.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the change of management of the Company in April, 1999, Andrew C. Bebbington, the former chief executive officer, resigned. Mr. Bebbington and Jeffrey S. Cohen, the then chief operating officer, agreed to terminate their former employment agreements in exchange for cash payments and in the case of Mr. Bebbington, a consulting agreement, and in the case of Mr. Cohen, a new employment agreement. Under the terms of the consulting agreement, Mr. Bebbington was retained as the chief consultant of the Company through December 31, 1999, at a rate of $10,000 per month. Mr. Cohen continued to provide services as chief operating officer through December 31, 1999, also at a rate of $10,000 per month, although the Company was reimbursed for one-half of this cost by PCB because Mr. Cohen also provided transitional services to it. Mr. Bebbington received an initial cash payment of $125,000 and a bonus at December 31, 1999, of $50,000. Mr. Cohen received an initial cash payment of $70,000 and a bonus at December 31, 1999, of $30,000. Mr. Bebbington has continued as a consultant to the Company subsequent to December 31, 1999.

     The current chief executive officer and all members of the board of directors received options when they were appointed in April and May 1999. Each of these individuals received additional options in November, 1999. In addition, each of them is a beneficiary of the deferred compensation plan adopted by the Company in June, 1999. See "EXECUTIVE COMPENSATION."

     The Company has entered into an indemnification agreement with Howard S. Landa. Under that agreement, Mr. Landa has agreed to indemnify the Company for any costs arising out of the litigation, Edgar Lee, et al. v. Sensar Corporation, subsequent to March 1, 2000, including costs of defense and the payment of any settlement or judgment. Under the terms of the indemnification agreement, the Company has agreed to transfer to Mr. Landa the assets held by the Company's subsidiary, Eagle Lake Ventures, Inc., including the right to use that name. These assets had a book value of $352,992 at December 31, 1999, and include two minority investments in unrelated companies, with a total combined cost to the Company of $325,000. In addition, Mr. Landa agreed to assume the lease for the office space located at 50 West Broadway, Suite 501, Salt Lake City, Utah. Mr. Landa will receive miscellaneous office furniture and other fixed assets located at that office. Finally, Mr. Landa has agreed to make any space that the Company would like to have at the Salt Lake City office available prior to the merger at no charge and thereafter, for a period of one year subsequent to the closing of the merger, at a cost of $1.00 per month. This agreement as approved by the board of directors of the Company but was not negotiated at arms-length. Because of the contingent nature of the litigation and the inability of the parties to currently predict the outcome, it is uncertain what the cost would have been to the Company to obtain similar benefits from an unrelated third-party.

     In addition to the indemnification agreement, Mr. Landa agreed to terminate the unexpired term of his employment agreement with the Company, to provide 100 hours of transitional services without charge to the Company and to forego his 30% interest in the compensation pool under the terms of a deferred compensation plan approved by the board of directors of the Company in June, 1999. The 41% interest granted to Mr. Landa and others had a value of $5,342,040 as of December 31, 1999, as reflected on the balance sheet of the Company. As of March 27, 2000, this pool, assuming the completion of the proposed merger with Net2Wireless, would exceed the $50 million limitation set forth in the plan. On November 16, 1999, Mr. Landa was granted an option to acquire 800,000 shares of stock at $2.00 per share. The termination of Mr. Landa's interest in the deferred compensation plan is contingent upon the approval by the stockholders of this option.

     Each of the directors, other than Mr. Landa, received an option to acquire 50,000 shares of common stock at an exercise price of $2.00 per share on November 16, 1999. Each of the directors has agreed to forgo their 3% interest in the deferred compensation plan, subject only to the approval by the stockholders of these options and the options for 200,000 shares that were granted at the time that each of these individuals became a member of the board of directors in April and May, 1999.


                                     PART IV

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                               REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The financial statements, including the index to the financial statements, are included immediately following the signatures to this report.

EXHIBITS

             SEC
Exhibit   Reference
  No.        No.                   Title of Document                Location
-------   ---------   -------------------------------------------   --------
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

   4         (3)      Designation of Rights, Privileges, and        Exhibit to report on
                      Preferences of 1998 Series A Preferred Stock  Form 8-K dated
                                                                    February 13, 1998*

   5         (3)      Bylaws                                        Registration Statement
                                                                    filed on Form S-18,
                                                                    Exhibit 5, SEC File
                                                                    No. 33-3365-D*

   6         (10)     Agreement by and among Sensar                 This Filing
                      Corporation and Net2Wireless, Inc.,
                      dated December 8, 1999

   7         (10)     First Amendment to Agreement by and           This Filing
                      between Sensar Corporation and
                      Net2Wireless, Inc., dated January 4, 2000

   8         (10)     Second Amendment to Agreement by and          This Filing
                      between Sensar Corporation and
                      Net2Wireless Corporation (formerly
                      Net2Wireless, Inc.), dated March 21, 2000

   9         (10)     Executive Employment Agreement of             Exhibit to report on
                      Howard S. Landa effective                     Form 10-Q for the
                      April 22, 1999                                quarter ended
                                                                    June 30, 1999*

   10        (10)     Deferred Compensation Plan                    This Filing
                      Adopted by the Board of Directors
                      Effective May 1, 1999

   11        (10)     1997 Stock Option and Award Plan              Exhibit to report on
                                                                    Form 10-Q for the
                                                                    quarter ended
                                                                    March 31, 1997*

   12        (10)     Asset Purchase Agreement by and among         Exhibit "A" to Proxy
                      PCB Group, Inc., Beehive Acquisition Corp.,   Statement dated
                      Larson-Davis Incorporated, and Larson-Davis   February 16, 1999*
                      Laboratories, dated November 30, 1998,        and Exhibit to report
                      as amended February 16, 1999, and             on Form 10-K for the
                      March 31, 1999                                year ended
                                                                    December 31, 1998*

   13        (10)     Asset Purchase Agreement between              Exhibit to report on
                      Sensar Instruments, Inc., Sensar              Form 8-K dated
                      Corporation, and LECO Corporation,            August 19, 1999*
                      dated August 19, 1999

   14        (10)     Form of Market Stand Off and                  Exhibit to report on
                      Redemption Agreement by and between           Form 10-K for the
                      Larson-Davis Incorporated and Investors       year ended
                      of 1998 Series A Preferred Stock,             December 31, 1998*
                      dated January, 1999

   15        (21)    Subsidiaries of Larson-Davis Incorporated     Exhibit to report on
                                                                   Form 10-KSB for the
                                                                   year ended
                                                                   June 30, 1996*

   16        (23)    Consent of Grant Thornton LLP                 This Filing

   17        (27)    Financial Data Schedule                       This Filing

*Incorporated by reference

REPORTS ON FORM 8-K

     During the last quarter of the fiscal year ended December 31, 1999, the Company filed three reports on Form 8-K, dated October 7, 1999, October 12, 1999, and December 14, 1999. Subsequent to December 31, 1999, the Company has filed three reports on Form 8-K, dated January 4, 2000, January 5, 2000, and March 16, 2000, respectively.


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   SENSAR CORPORATION


Dated:  March 29, 2000             By  /s/ Howard S. Landa
                                     Howard S. Landa, CEO and Chairman of
                                     the Board (Chief Executive Officer and
                                     Principal Financial and Accounting
                                     Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  March 29, 2000             By  /s/ Howard S. Landa
                                     Howard S. Landa, Director


Dated:  March 29, 2000             By  /s/ Brian B. Lewis
                                     Brian B. Lewis, Director


Dated:  March ___, 2000            By
                                     Steven P. Strasser, Director


Dated:  March 29, 2000             By  /s/ Mickey Hale
                                     Mickey Hale, Director



                       SENSAR CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Consolidated Financial Statements:

     Report of Grant Thornton LLP, Independent Certified Public Accountants
          on the December 31, 1999, 1998 and 1997 financial statements      F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998           F-3

     Consolidated Statements of Operations and Comprehensive Loss
          for the Years Ended December 31, 1999, 1998 and 1997              F-4

     Consolidated Statements of Stockholders' Equity (Deficit)
          for the Years Ended December 31, 1999, 1998 and 1997              F-5

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997                                  F-7

     Notes to Consolidated Financial Statements                             F-9


Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or the Notes thereto.



                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Sensar Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Sensar Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensar Corporation and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                 /s/ Grant Thornton LLP
                                 Grant  Thornton  LLP


Salt Lake City, Utah
January 21, 2000 (except for Notes K and N, as to which the date is March 23, 2000)


                       Sensar Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      December 31,
                                                -------------------------
                                                    1999          1998
                                                -------------  ----------
CURRENT ASSETS
Cash and cash equivalents                       $   3,735,115  $  694,959
Notes receivable (Note B)                           1,455,134     120,000
Other current assets                                   25,598         609
Net assets of discontinued operations (Note B)              -   3,491,469
                                                -------------  ----------
Total current assets                                5,215,847   4,307,037
OFFICE EQUIPMENT AND FURNISHINGS,
net of accumulated depreciation                        27,992      10,732
INVESTMENTS (Note D)                                  325,000           -
                                                -------------  ----------
                                                $   5,568,839  $4,317,769
                                                =============  ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                               December 31,
                                                         -------------------------
                                                             1999          1998
                                                         -------------  ----------
CURRENT LIABILITIES
Accounts payable                                         $     31,438   $    125,742
Accrued liabilities                                           150,320        142,455
                                                         ------------   ------------
Total current liabilities                                     181,758        268,197
LONG-TERM LIABILITIES AND DEFERRED GAIN
Deferred compensation (Note E)                              5,342,040              -
Deferred gain                                                 200,000              -
                                                         ------------   ------------
Total liabilities and deferred gain                         5,723,798        268,197
                                                         ------------   ------------
COMMITMENTS AND CONTINGENCIES (Notes C, E and K)                    -              -
STOCKHOLDERS' EQUITY (DEFICIT)
(Notes C, G, H, J and N)
Preferred stock, $.001 par value; authorized
10,000,000 shares; issued and outstanding
zero shares at December 31, 1999 and
3,039.95 shares at December 31, 1998                                -              3
Common stock, $.001 par value; authorized
290,000,000 shares; issued and outstanding
6,326,038 shares at December 31, 1999 and
5,228,366 shares at December 31, 1998                           6,326          5,228
Additional paid-in capital                                 34,850,817     30,701,333
Accumulated deficit                                       (35,012,102)   (26,282,308)
Notes receivable from exercise of options                           -       (374,684)
                                                         ------------   ------------
Total stockholders' equity (deficit)                         (154,959)     4,049,572
                                                         -------------  ------------
                                                         $  5,568,839   $  4,317,769
                                                         ============   ============

The accompanying notes are an integral part of these financial statements.



                                    Sensar Corporation and Subsidiaries

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE LOSS



                                                              Year ended December 31,
                                                     ------------------------------------------
                                                           1999          1998          1997
                                                     ------------   -----------   -------------
Revenues
Interest income                                      $    147,944   $   137,814   $    140,870
                                                     ------------   -----------   ------------
Costs and expenses
General and administrative                                893,416       708,890      1,081,168
Compensation expense for stock options (Note J)         5,885,833             -              -
Deferred compensation expense (Note E)                  5,342,040             -              -
Unusual charges (credits), net (Note M)                   (31,663)      649,949      1,383,964
Interest expense                                           31,811             -              -
Other                                                      21,665             -              -
                                                     ------------   -----------   ------------
                                                       12,143,102     1,358,839      2,465,132
                                                     ------------   -----------   ------------
Loss from continuing operations
before income taxes                                   (11,995,158)   (1,221,025)    (2,324,262)
Income taxes (Note F)                                           -             -              -
                                                     ------------   -----------   ------------
Loss from continuing operations                       (11,995,158)   (1,221,025)    (2,324,262)
Gain on sale of discontinued operations (Note B)        3,268,250             -              -
Income (loss) from discontinued operations (Note B)        22,528    (5,702,419)   (12,493,549)
                                                     ------------   -----------   ------------
Net loss                                               (8,704,380)   (6,923,444)   (14,817,811)
Other comprehensive income - foreign
currency translation adjustments                                -       (64,512)       (15,848)
                                                     ------------   -----------   ------------
Comprehensive loss                                   $ (8,704,380)  $(6,987,956)  $(14,833,659)
                                                     ============   ===========   ============
Loss per common share (Note I)
Continuing operations
Basic and diluted                                    $      (2.11)  $     (0.51)  $      (0.51)
Discontinued operations
Basic and diluted                                    $       0.58   $     (1.12)  $      (2.71)
Net loss
Basic and diluted                                    $      (1.53)  $     (1.63)  $      (3.22)
Loss from continuing operations applicable
to common stock                                      $(12,020,572)  $(2,567,588)  $ (2,339,262)
Weighted average common and
common equivalent shares outstanding
Basic and diluted                                       5,693,514     5,073,463      4,603,080

The accompanying notes are an integral part of these financial statements.



                                              Sensar Corporation and Subsidiaries

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         Years ended December 31, 1999, 1998 and 1997

                                      Preferred stock                Common stock            Additional
                                  ------------------------     -------------------------      paid-in         Accumulated
                                   Shares         Amount          Shares        Amount        capital           deficit
                                  ----------    ----------     ----------     ----------     ----------     --------------
Balances at
January 1, 1997                      200,000    $ 200          4,287,116        $   4,287    $20,005,806     $  (4,418,780)

Shares issued for services
  rendered (Note H)                        -        -             21,940               22        262,137                 -

Shares issued upon exercise
  of options (Note J)                      -        -             87,052               87        115,538                 -

Shares surrendered in payment
  of advance (Note H)                      -        -               (696)              (1)        (9,999)                -

Shares purchased under
  employee stock purchase
  plan (Note J)                            -        -              6,163                6         83,995                 -

Shares issued upon exercise
  of warrants (Note J)                     -        -            345,045              345      4,497,034                 -

Shares issued to former
  executives (Note J)                      -        -             80,000               80      1,149,920                 -

Conversion of preferred
  stock (Note G)                    (200,000)    (200)            23,537               24            176                 -

Adjustment for translation
  of foreign currency                      -        -                  -                -              -                 -

Preferred dividends                        -        -                  -                -              -           (15,000)

Net loss for the year                      -        -                  -                -              -       (14,817,811)
                                  ----------    ------        ----------       ----------     ----------       -----------
Balances at
December 31, 1997                          -        -          4,850,157            4,850     26,104,607       (19,251,591)

Shares issued for services
  rendered (Note H)                        -        -             19,499               19        148,294                 -

Shares issued upon exercise
  of options (Note J)                      -        -            110,546              111        726,079                 -

Shares purchased under
  employee stock purchase
  plan (Note J)                            -        -             29,273               29         81,143                 -

Shares issued upon exercise
  of warrants (Note J)                     -        -             29,634               30        359,794                 -

Shares issued in private
  placement (Note G)                3,500.00        3                  -                -      3,281,605                 -

Conversion of preferred
  stock (Note G)                     (460.05)       -            189,257              189           (189)                -

Collection of and allowance
  on notes receivable from
  exercise of options
  (Note J)                                 -        -                  -                -              -                 -

Adjustment for translation
  of foreign currency                      -        -                  -                -              -                 -

Preferred dividends                        -        -                  -                -              -          (107,273)

Net loss for the year                      -        -                  -                -              -        (6,923,444)
                                  ----------    ------        ----------       ----------     ----------       -----------
Balances at
December 31, 1998                   3,039.95        3          5,228,366            5,228     30,701,333       (26,282,308)

Shares issued upon exercise
  of options (Note J)                      -        -            105,880              106           (106)                -

Shares issued upon exercise
  of warrants (Note J)                     -        -            411,764              412        231,967                 -

Conversion of preferred
  stock (Note G)                     (101.20)       -            128,032              128           (128)                -

Collection of and allowance
  on notes receivable from
  exercise of options
  (Note J)                                 -        -                  -                -              -                 -

Shares issued in private
  placement (Note H)                       -        -            500,000              500        986,105                 -

Redemption of preferred
  stock (Note G)                   (2,938.75)      (3)                 -                -     (2,938,747)                -

Conversion of debenture
  (Note H)                                 -        -             17,778               18         39,982                 -

Settlement of litigation
  (Note J)                                 -        -            (65,782)             (66)       (86,312)                -

Capital contribution for
  compensation from
  stock option grants
  (Note J)                                 -        -                  -                -      5,885,833                 -

Capital contribution for
  beneficial conversion
  feature                                  -        -                  -                -         30,890                 -

Preferred dividends                        -        -                  -                -              -           (25,414)

Net loss for the year                      -        -                  -                -              -        (8,704,380)
                                  ----------    ------        ----------       ----------     ----------       -----------

Balances at
December 31, 1999                          -   $    -          6,326,038       $    6,326    $34,850,817      $(35,012,102)
                                  ==========   =======        ==========       ==========    ===========      ============

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         Years ended December 31, 1999, 1998 and 1997
(Continued)

                                     Notes           Accumulated
                                   receivable           other
                                     from            comprehensive
                                    exercise           income
                                   of options          (loss)             Total
                                  -------------      -------------     -------------
Balances at
January 1, 1997                   $       -          $ 80,360          $ 15,671,873

Shares issued for services
rendered (Note H)                         -                 -               262,159

Shares issued upon exercise
of options (Note J)                 (69,375)                -                46,250

Shares surrendered in
payment of advance (Note H)               -                 -               (10,000)

Shares purchased under
employee stock purchase
plan (Note J)                             -                 -                84,001

Shares issued upon exercise
of warrants (Note J)                      -                 -             4,497,379

Shares issued to former
executives (Note J)                       -                 -             1,150,000

Conversion of preferred
stock (Note G)                            -                 -                     -

Adjustment for translation
of foreign currency                       -           (15,848)              (15,848)

Preferred dividends                       -                 -               (15,000)

Net loss for the year                     -                 -           (14,817,811)
                                  ---------         ---------          ------------

Balances at
December 31, 1997                   (69,375)           64,512             6,853,003

Shares issued for services
rendered (Note H)                         -                 -               148,313

Shares issued upon exercise
of options (Note J)                (726,190)                -                     -

Shares purchased under
employee stock purchase
plan (Note J)                             -                 -                81,172

Shares issued upon exercise
of warrants (Note J)                      -                 -               359,824

Shares issued in private
placement (Note G)                        -                 -             3,281,608

Conversion of preferred
stock (Note G)                            -                 -                     -

Collection of and allowance
on notes receivable from
exercise of options
(Note J)                            420,881                 -               420,881

Adjustment for translation
of foreign currency                       -           (64,512)              (64,512)

Preferred dividends                       -                 -              (107,273)

Net loss for the year                     -                 -            (6,923,444)
                                  ---------         ---------          ------------
Balances at
December 31, 1998                  (374,684)                -             4,049,572

Shares issued upon exercise
of options (Note J)                       -                 -                     -

Shares issued upon exercise
of warrants (Note J)                      -                 -               232,379

Conversion of preferred
stock (Note G)                            -                 -                     -

Collection of and allowance
on notes receivable from
exercise of options
(Note J)                            265,371                 -               265,371

Shares issued in private
placement (Note H)                        -                 -               986,605

Redemption of preferred
stock (Note G)                            -                 -            (2,938,750)

Conversion of debenture
(Note H)                                  -                 -                40,000

Settlement of litigation (Note J)   109,313                 -                22,935

Capital contribution for
compensation from
stock option grants
(Note J)                                  -                 -             5,885,833

Capital contribution for
beneficial conversion
feature                                   -                 -                30,890

Preferred dividends                       -                 -               (25,414)

Net loss for the year                     -                 -            (8,704,380)
                                  ---------         ---------          ------------

Balances at
December 31, 1999                 $       -         $       -          $   (154,959)
                                  =========         =========          ============

The accompanying notes are an integral part of these financial statements.




                                             Sensar Corporation and Subsidiaries

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Year ended December 31,
                                                                                    -----------------------------------------
                                                                                        1999           1998          1997
                                                                                    -------------  ------------  ------------
Increase (decrease) in cash and cash equivalents
  Cash flows from investing activities
Loss from continuing operations                                                     $(11,995,158)  $(1,221,025)  $(2,324,262)
Adjustments to reconcile loss from continuing
operations to net cash used in continuing operations
Depreciation                                                                               6,385         2,475         4,294
Compensation expense for stock options (Note J)                                        5,885,833             -             -
Deferred compensation expense (Note E)                                                 5,342,040             -             -
Stock issued in payment of compensation                                                        -        46,338     1,188,041
Interest expense from beneficial conversion feature                                       30,890             -             -
Provision for (recovery of) impairment losses                                           (157,239)      621,549             -
Changes in assets and liabilities
Other current assets                                                                     (24,989)       26,886       (84,218)
Accounts payable                                                                         (94,304)      (35,614)       97,871
Accrued liabilities                                                                      112,138        57,201        69,520
                                                                                    ------------    ----------   -----------
Net cash used in
continuing operations                                                                   (894,404)     (502,190)   (1,048,754)

Net cash used in
discontinued operations                                                                 (195,411)   (2,207,682)   (4,073,303)
                                                                                    ------------    ----------   -----------
Net cash used in
operating activities                                                                  (1,089,815)   (2,709,872)   (5,122,057)
                                                                                    ------------    ----------   -----------

  Cash flows from investing activities
Purchase of office equipment and furnishings                                             (23,645)       (9,022)         (200)
Collection of notes receivable                                                           365,411             -             -
Issuance of note receivable                                                              (35,000)            -             -
Increase in investments                                                                 (325,000)            -             -
                                                                                    ------------    ----------   -----------

Net cash used in investing activities of
continuing operations                                                                    (18,234)       (9,022)         (200)

Net cash provided by (used in) sale of
discontinued operations and other investing activities of discontinued operations      5,566,491        37,495      (854,011)
                                                                                    ------------    ----------   -----------
Net cash provided by (used in)
investing activities                                                                   5,548,257        28,473      (854,211)
                                                                                    ------------    ----------   -----------
  Cash flows from financing activities
Net proceeds from issuance of common
stock and exercise of options and warrants                                             1,628,984     3,743,485     4,627,630
Redemption of preferred stock                                                         (3,071,437)            -             -
Preferred dividends paid                                                                       -             -       (15,000)
Proceeds from issuance of convertible debenture                                           40,000             -             -
                                                                                    ------------    ----------   -----------
Net cash provided by (used in) financing
activities of continuing operations                                                   (1,402,453)    3,743,485     4,612,630
Net cash used in financing activities of
discontinued operations                                                                  (15,833)   (1,515,088)     (104,583)
                                                                                    ------------    ----------   -----------
Net cash provided by (used in)
financing activities                                                                  (1,418,286)    2,228,397     4,508,047
                                                                                    ------------    ----------   -----------
Effect of exchange rates on cash                                                               -       (64,512)      (15,848)
Net increase (decrease) in cash and cash equivalents                                   3,040,156      (517,514)   (1,484,069)
                                                                                    -------------  ------------  ------------
Cash and cash equivalents at beginning of year                                           694,959     1,212,473     2,696,542
                                                                                    ------------    ----------   -----------
Cash and cash equivalents at end of year                                            $  3,735,115    $  694,959   $ 1,212,473
                                                                                    ============    ==========   ===========

Supplemental disclosures of cash flow information
  Cash paid during the year for
Interest                                                                            $     29,839    $  146,510   $   299,438
Income taxes                                                                                   -             -             -

Significant noncash investing and financing activities
  Acquisition of equipment through long-term obligations                            $          -    $        -   $   326,960
  Notes receivable issued in exercise of stock options                                   726,190        69,375             -
  Conversion of debenture into common stock                                               40,000             -             -

The accompanying notes are an integral part of these financial statements.


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.     Business  activity  and  principles  of  consolidation

Sensar Corporation (formerly Larson-Davis Incorporated) (the Company) was primarily engaged in the design, development, manufacture, and marketing of analytical instruments. The Company has sold or otherwise disposed of all product lines of this business (Note B) and has no current operations. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries; SECO, Inc. (formerly Larson-Davis Laboratories Corporation), Sensar Instruments, Inc. (formerly Sensar Corporation), Eagle Lake Ventures, Inc., and Larson Davis Ltd. (a UK Corporation). All subsidiaries except Eagle Lake Ventures, Inc. are inactive at December 31, 1999. All significant intercompany transactions and accounts have been eliminated in consolidation.

2.     Depreciation

Office equipment and furnishings are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over estimated service lives of three to five years. The straight-line method of depreciation is followed for financial reporting purposes and accelerated methods are used for income tax purposes.

3.     Income  taxes

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

4.     Cash  and  cash  equivalents

For purposes of the financial statements, the Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

5.     Net  loss  per  common  share

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

6.     Concentrations  of  credit  risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents and notes receivable. The Company maintains its cash and cash equivalents principally at one major financial institution. Cash equivalents are invested through a daily repurchase agreement with the financial institution. The agreement provides for the balance of available funds to be invested in an undivided interest in one or more direct obligations of, or obligations that are fully guaranteed as to principal and interest by, the United States Government, or an agency thereof. These securities are not a deposit and are not insured by the Federal Deposit Insurance Corporation.

At December 31, 1999, approximately $1 million of the total notes receivable is owed by one debtor and arose out of the sale of the Jaguar product line.
Although the note is unsecured, the Company reviewed the credit worthiness of the note holder and believes that the balance is fully collectible.

7.     Use  of  estimates

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

8.     Fair  value  of  financial  instruments

The estimated fair value of financial instruments is not presented because, in management's opinion, the carrying amounts and estimated fair values of financial instruments in the accompanying consolidated balance sheets are not materially different.

9.     Stock  options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).


NOTE  B  -  DISCONTINUED  OPERATIONS

Historically, the Company developed and marketed various products in one industry segment, analytical instrumentation. These historical product lines were sold or otherwise disposed of as follows:

1.     During  1998,  the  Company  sold  its supercritical fluid chromatography
(SFC)  product  and  abandoned  its  TOF2000  mass  spectrometer  product.

2. At March 31, 1999, the Company sold the assets and operations associated with its acoustics division to PCB Group, Inc. (PCB), except for certain real estate, which was sold to PCB in July 1999. The Company received gross cash proceeds of approximately $5.3 million, a note for $500,000, and the assumption or payoff of approximately $1.7 million of liabilities. The note bears interest at 7.28 percent and is payable at $22,450 per month with the balance due April 2000.

3. The Jaguar mass spectrometer assets and operations were sold to LECO Corporation (LECO) in August 1999. The Company received proceeds of approximately $1.8 million, consisting of cash of approximately $800,000 (net of certain expenses, payments, and third quarter losses, but without deductions for losses incurred prior to June 30 or the delivery of two Jaguar units to Brigham Young University at no charge), and a non-interest bearing note with a carrying value of $1,000,000 (interest imputed at 6.92 percent). The note is due August 2000 and is not collateralized.

4. The CrossCheck technology was returned to Brigham Young University and the associated license agreement was terminated during the quarter ended September 30, 1999.

5. In August 1999, the right to receive royalty payments on the ANOMS intellectual property was assigned to Lochard Pty Ltd for installment payments totaling $200,000, plus contingent payments based upon future performance.

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


                                                                      Year ended December 31,
                                                           ------------------------------------------
                                                                1999          1998           1997
                                                           ------------   -----------    ------------
Net sales                                                  $  1,763,711   $  8,729,192   $  8,313,328

Costs and operating expenses:
Cost of sales                                                  (970,730)    (5,241,186)    (6,074,883)
Research and development                                       (653,605)    (2,919,945)    (4,860,993)
Selling, general and administrative                            (833,608)    (3,346,298)    (4,938,114)
Unusual credits, net                                            537,258     (2,786,784)    (4,553,391)
                                                           ------------   ------------   ------------
Operating loss                                                 (156,974)    (5,565,021)   (12,114,053)
Other expense, net                                              (70,470)      (137,398)      (379,496)
Less loss subsequent to measurement
date of June 30, 1999 charged against gain on disposition
                                                                249,972              -              -
                                                           ------------   ------------   ------------
Income (loss) from discontinued operations
                                                           $     22,528   $ (5,702,419)  $(12,493,549)
                                                           ============   ============   ============


Net assets of discontinued operations consist of the following elements at December 31, 1998 (none at December 31, 1999):


Trade accounts receivable, net               $1,681,755
Inventories                                   2,046,871
Other current assets                             93,160
Property and equipment, net                   1,316,516
Assets under capital lease obligations, net     202,026
Intangible assets, net                          322,779
Accounts payable                               (412,379)
Accrued liabilities                            (779,228)
Long-term debt                                 (682,982)
Capital lease obligations                      (297,049)
                                             ----------
Total                                        $3,491,469
                                             ==========


NOTE  C  -  CHANGE  IN  EXECUTIVE  MANAGEMENT

Effective April 21, 1999, the then current members of the board of directors of the Company resigned and a new board and chief executive officer were appointed. The Company entered into an employment agreement with a new chief executive officer which provides for annual compensation of $96,000. The term of the employment agreement is through December 31, 2002, but renews automatically such that there is always one year remaining under the agreement. In the event this agreement is terminated, other than for cause, the Company is required to pay the chief executive officer the greater of the amount of salary remaining under the term of the contract or the salary for a one-year period.

In connection with the appointment of the new chief executive officer, he was granted an option to acquire 200,000 shares of common stock, half of which is exercisable at $1.50 per share and the other half at $2.50 per share. The option is immediately exercisable, expires three years after grant, and has a cashless exercise provision.

Under the employment agreements of the former chief executive officer and former chief operating officer, each had the right to terminate his employment agreement for cause with the sale of the assets of the acoustics division (Note
B) and to receive compensation equal to his base salary remaining under his employment agreement, which would have been approximately $560,000 in the aggregate for the two officers. In lieu of this payment the new board of directors negotiated a termination benefit of $195,000 in the aggregate (recorded as unusual charges) and consulting/employment arrangements whereby the former chief executive officer would provide transitional consulting services to the Company and the former chief operating officer would continue as the chief operating officer of the Company to supervise the ongoing operations of the Company in exchange for monthly compensation of $10,000 each and aggregate options to acquire 140,000 shares of common stock, half of which were exercisable at $1.50 per share and the other half at $2.50 per share.


NOTE  D  -  INVESTMENTS

The Company invested $150,000 in PayStation.com, Inc. (PayStation) in the form of $75,000 for a convertible promissory note and $75,000 for 15,000 shares of convertible preferred stock, representing 2.5 percent of the offering. PayStation has repaid the promissory note, leaving a balance of $75,000 as the Company's investment. PayStation is an internet-based company that has the capability to deliver internet-based financial services to consumers who prefer to pay bills through the internet. The Company's investment in PayStation is accounted for under the cost method of accounting.

The Company also participated in the second round funding of Durect Corporation (Durect), a pioneer in drug therapy treatments, employing subcutaneous delivery technology and paid $250,000 for preferred stock convertible into approximately 1 percent of Durect. The Company's investment in Durect is accounted for under the cost method of accounting.


NOTE E - DEFERRED COMPENSATION PLAN

On June 24, 1999, the board adopted a deferred compensation plan to provide long-term incentive compensation to the members of the board and certain other consultants or members of management. The plan establishes an unfunded deferred compensation pool, based on specified percentages of the Company's net income and increases in its market capitalization. No earnings compensation will be paid into the pool until the cumulative net income from the operations under the new board has exceeded $2,000,000 and no amounts will be paid for increases in market capitalization unless the increase in market capitalization exceeds 150 percent of any increase in the Russell 2000 Index (with appropriate adjustments for additional capital infusions or acquisitions). The chief executive officer, received an initial 30 percent ownership in the pool and may grant the other 70 percent to persons other than himself and his family. To date, he has granted a total of 11 percent to others. On December 31, 2002, amounts due, if any, will be paid out to the participants. However, in the event of a change of control of the Company, as defined in the agreement, or in the event the deferred compensation plan is terminated by the board of directors, a distribution of the deferred compensation pool will be required. In either of these two events, the amount of the distribution would be equal to the amount in the deferred compensation pool or $5 million, whichever is greater. Additionally, in the event the employment agreement of the chief executive officer is terminated, other than for cause, he is entitled to his share of the deferred compensation pool, but not less than $1.5 million. In connection with the planned acquisition of Net2Wireless discussed in Note N to the financial statements, the deferred compensation plan would be terminated and the participants in the plan would abandon their interest in the plan subject only to shareholder approval of options previously granted to the participants.

Deferred compensation expense is measured based on the changes in factors which determine the amount of the deferred compensation pool, which to date has solely been the change in market capitalization of the Company's common stock. For the year ended December 31, 1999, the Company recognized deferred compensation expense of $5,342,040 representing the current amount of the deferred compensation pool multiplied by 41 percent for the interests granted through December 31, 1999.


NOTE  F  -  INCOME  TAXES

The income tax expense (benefit) reconciled to the tax computed at the statutory federal rate of 34 percent is as follows:


                                                        Year ended December 31,
                                               ---------------------------------------
                                                   1999          1998           1997
                                               -----------   -----------   -----------
Income taxes (benefit) at statutory rate       $(2,959,489)  $(2,353,971)  $(5,038,056)
State income taxes (benefit)
net of federal tax effect                         (287,245)     (228,474)     (488,988)
Amortization of acquired technology                      -       900,420        60,797
Settlement with former directors                    33,723        70,427       165,750
Operating losses with no current tax benefit     3,199,056     1,605,535     5,292,150
Other, net                                          13,955         6,063         8,347
                                               -----------   -----------   -----------
Income tax expense                             $         -   $         -   $         -
                                               ===========   ===========   ===========


Deferred  income  tax  assets  and  liabilities  are  as  follows:


                                                      December 31,
                                             -----------------------------
                                                  1999           1998
                                             -------------   -------------
Deferred tax assets
Benefit of net operating loss carryforwards  $   8,340,728   $   7,831,621
Compensation expense for stock options           2,141,656               -
Deferred compensation expense                    1,992,581               -
Capitalized software development costs and
amortization of intangible assets                  257,383         796,526
Inventory allowances                                     -         376,365
Accrued liabilities                                 34,664         113,199
Allowance for doubtful accounts                     27,043         256,287
Other, net                                           4,364           4,345
                                             -------------   -------------
                                                12,798,419       9,378,343
Less valuation allowance                       (12,798,310)     (9,373,873)
                                             -------------   -------------
                                                       109           4,470
Deferred tax liabilities
Depreciation of property and equipment                (109)         (4,470)
                                             -------------   -------------
Net deferred tax asset                       $           -   $           -
                                             =============   =============


The Company has sustained net operating losses in each of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for any of the periods presented. The increase in the valuation allowance was $3,424,437, $1,614,711, and $5,268,566 for the years ended December 31, 1999, 1998, and 1997, respectively.

As of December 31, 1999, the Company had net operating loss carryforwards for tax reporting purposes of approximately $22,000,000 expiring in various years through 2014. Utilization of approximately $3,100,000 of the total net operating loss is dependent on the future profitable operation of Sensar Instruments, Inc. under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership. If the planned acquisition of Net2Wireless discussed in Note N to the financial statements is consummated, it is expected that the availability of all of the net operating losses will be substantially restricted because of the change of control and lack of continuity of business interests.


NOTE  G  -  PREFERRED  STOCK

     1998  Series  A  Preferred  Stock

In February 1998, the Company completed the private placement of shares of 1998 Series A Preferred Stock (the "Preferred Stock") and warrants to purchase common stock for gross proceeds of $3,500,000. Of this amount, approximately $549,000 was assigned as the value of the warrants and the balance was assigned as the value of the Preferred Stock. The Preferred Stock bore an annual dividend of four percent per annum and had a liquidation preference equal to $1,000 per share plus all accrued, but unpaid dividends. The Preferred holders voted as a class with the common stockholders.

The Preferred Stock was convertible at the election of the holders into that number of shares of common stock calculated by dividing $1,000 plus any accrued but unpaid dividends, by the lower of (1) $9.00 or (2) 85 percent of the average closing price of the common stock for the ten trading days preceding the conversion. During the years ended December 31, 1999 and 1998, holders of
101.20 shares and 460.05 shares of Preferred Stock converted their shares into 128,032 and 189,257 shares of common stock, respectively.

In an attempt to eliminate the potential market disruption of a significant conversion of the Preferred Stock into common stock, the Company used part of the proceeds from the sale of the assets of the acoustic division (Note B), to reacquire and cancel 100 percent of the outstanding shares of Preferred Stock for approximately $3.07 million, including accrued but unpaid dividends. The Company agreed to reprice one-half of the associated warrants at $1.25 per share and to cancel the other half of the warrants.

     1995  Series  Preferred  Stock

During the year ended June 30, 1995, the Company issued 200,000 shares of 1995 Series Preferred Stock in payment of $500,000 of short-term debt. The Preferred Stock had a liquidation preference equal to $2.50 per share, plus unpaid dividends. This Preferred Stock paid cumulative dividends at a rate of $0.225 per share per annum, payable monthly. The Preferred Stock was convertible into common stock at the option of the holder or the option of the Company at the rate of $7.50 per share divided by an amount equal to the average of the closing bid prices for the common stock for the twenty consecutive trading days immediately prior to the date that the holder provided notice of such conversion. The Preferred Stock was converted, in accordance with the governing provisions of the designation, into 23,537 shares of common stock effective April 30, 1997.


NOTE  H  -  COMMON  STOCK

At a special meeting of stockholders held on March 18, 1999, a one-for-five consolidation of the issued and outstanding common stock of the Company was approved. The board of directors implemented the consolidation of the common stock effective at the close of business on April 30, 1999. At the close of business on January 17, 2000, a forward two-for-one stock split became effective for the issued and outstanding common stock of the Company. All common share and per common share information included in the accompanying financial statements has been retroactively restated to reflect the one-for-five consolidation and the two-for-one forward stock split.

In May 1999, the Company completed a private placement of 500,000 shares of common stock at $2.00 per share. The net proceeds to the Company, after associated expenses, were approximately $987,000. The stock issued was subsequently registered for resale with the Securities and Exchange Commission. During 1999, the Company also issued a convertible debenture in the amount of $40,000, which was converted into 17,778 shares of common stock in December 1999.

During the years ended December 31, 1998 and 1997, the Company issued 19,499 shares and 21,940 shares, respectively, of common stock valued at prices ranging from $5.75 to $11.58 per share and $8.45 to $33.13 per share, respectively, for services rendered. During the year ended December 31, 1997, an officer surrendered 696 shares of common stock in payment of a noninterest-bearing advance.


NOTE  I  -  EARNINGS  (LOSS)  PER  COMMON  SHARE

The following data show the amounts used in computing net loss per common share from continuing operations, including the effect on net loss for preferred stock dividends and a beneficial conversion feature associated with preferred stock and warrants. The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential. For 1998, loss from continuing operations applicable to common stock includes a noncash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1998 Series A Preferred Stock and related warrants (Note G). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend is a one-time, noncash charge increasing the net loss per common share.



                                                                      Year ended December 31,
                                                            ------------------------------------------
                                                                1999           1998            1997
                                                            ------------   ------------   ------------
Loss from continuing operations                             $(11,995,158)  $ (1,221,025)  $ (2,324,262)
Dividends on preferred stock                                     (25,414)      (107,273)       (15,000)
Imputed dividend from beneficial conversion feature                    -     (1,239,290)             -
                                                            ------------   ------------   ------------
Loss from continuing operations applicable to common stock
                                                            $(12,020,572)  $ (2,567,588)  $ (2,339,262)
                                                            ============   ============   ============


                                                                                                      Year ended December 31,
                                                                                                  -------------------------------
                                                                                                    1999       1998       1997
                                                                                                  ---------  ---------  ---------
Common shares outstanding during the entire year                                                  5,228,366  4,850,157  4,287,116

Weighted average common shares issued during the year                                               465,148    223,306    315,964
                                                                                                  ---------  ---------  ---------

Weighted average number of common shares used in basic EPS                                        5,693,514  5,073,463  4,603,080

Dilutive effect of stock options and warrants                                                             -          -          -
                                                                                                  ---------  ---------  ---------

Weighted average number of common shares and dilutive potential common stock used in diluted EPS  5,693,514  5,073,463  4,603,080
                                                                                                  =========  =========  =========


For the years ended December 31, 1999, 1998 and 1997, none of the options and warrants that were outstanding, as described in Note J, were included in the computation of diluted EPS because to do so would have been anti-dilutive.


NOTE  J  -  STOCK  OPTIONS  AND  WARRANTS

1.     Stock-based  compensation  plans

During the periods presented in the accompanying financial statements, the Company had stock options that were granted under four stock option plans: the 1991 Director Stock Option Plan (the 1991 Director Plan); the 1996 Director Stock Option Plan (the 1996 Director Plan); the 1997 Stock Option and Award Plan (the 1997 Employee Plan); and the 1987 Stock Option Plan (the 1987 Employee
Plan). The Company has also granted options under executive employment agreements.

A summary of the status of the options granted under the Company's stock option plans and employment agreements at December 31, 1999, 1998, and 1997 and changes during the years then ended is presented in the table below:


                                                Year ended December 31,
                          ---------------------------------------------------------------------
                                 1999                    1998                   1997
                          ---------------------  ---------------------- -----------------------
                                     Weighted-               Weighted-               Weighted-
                                      average                 average                 average
                                      exercise                exercise                exercise
                           Shares      price       Shares      price       Shares      price
Outstanding at beginning
of year                    924,990   $    10.53  1,014,736   $    13.55  1,219,936   $    12.18
                          ---------              ----------  ----------
Granted                    560,000         2.05    704,000         9.95    480,800        15.35
Exercised                 (105,880)        1.61   (110,546)        6.58   (116,000)        6.70
Forfeited                 (830,178)        9.44   (130,400)       12.88          -            -
Canceled                   (24,000)        7.34   (552,800)       15.55   (570,000)       13.53
                          --------                --------               ---------
Outstanding at end
of year                    524,932   $     5.17    924,990   $    10.53  1,014,736   $    13.55
                          ========                ========               =========
Exercisable at
end of year                515,144   $     5.03    482,994   $    10.20    469,742   $    11.23
                          ========                ========               =========


The weighted-average fair value of each option grant is $0.89, $2.88 and $7.60 for the years ended December 31, 1999, 1998 and 1997, respectively, and is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1999, 1998 and 1997, respectively: risk-free interest rates of 5.1 percent, 5.5 percent, and 6.0 percent; expected dividend yields of zero for all periods; expected lives of 2.5, 5.4, and 5.8 years; and expected volatility of 114 percent, 46 percent, and 42 percent.

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 1999 is presented below:


                                          Weighted-
                                          average        Weighted-                 Weighted-
                                          remaining      average                   average
                              Number      contractual    exercise    Number        exercise
Range of exercise prices   outstanding    life (years)   price       exercisable   price
------------------------   -----------    ------------   ---------   -----------   ---------

$1.50 - $2.00               120,000        2.40           $ 1.58      120,000       $ 1.58
$2.01 - $3.00               270,000        1.96             2.50      270,000         2.50
$3.01 - $17.50              134,932        2.56            13.71      125,144        13.78
                            -------                                   -------
$1.50 - $17.50              524,932        2.28           $ 5.17      515,144       $ 5.03
                            =======                                   =======


In January 1996, the Company granted options to three executives under newly executed employment agreements. The agreements granted options to acquire an aggregate of 330,000 shares of common stock at an exercise price of $10.625 per share. The options under the employment agreements vested 20 percent on the grant date and 20 percent for each year of service thereafter, and would have expired in January 2006. All of the options granted in 1996 were canceled in 1997.

In 1998 and 1997, two former executives exercised options to acquire 110,546 shares and 12,000 shares, respectively, of common stock in exchange for notes receivable in the aggregate amount of $726,190 and $69,375, respectively. In 1998, the Company established a reserve of $400,000 against these notes due to the uncertainty of their collection in light of the decline in the price of the Company's common stock. During 1999, the Company agreed to accept substantially all of the proceeds from the sale of the common stock held by one of the former officers of approximately $438,000 in satisfaction of his notes totaling $726,190. The note for $69,375 was extinguished as part of a settlement of litigation against the other former officer.

In conjunction with the 1997 employment of a new chief executive officer, the Company granted options to acquire 400,000 shares of common stock. The options were granted at $14.375 per share, but were exercisable at the lower of the grant price or 80 percent of the trading price on the date of exercise (but not less than $9.00 per share). During 1998, this option was canceled in favor of an option to purchase 400,000 shares of common stock at prices ranging from $9.00 to $16.25 per share. During 1998, the Company granted options to acquire 120,000 shares of common stock to a new chief operating officer at prices ranging from $7.475 to $13.75 per share. All of the foregoing options were forfeited in April 1999 with the resignation of both officers from the board of directors (Note C).

A new chief executive officer was appointed in April 1999 (Note C). In conjunction with his appointment, the chief executive officer was granted an option to acquire 200,000 shares of common stock, half of which are exercisable at $1.50 per share and half at $2.50 per share. During April and May, three new non-executive directors were appointed to the board. On appointment, each received an option to acquire 200,000 shares of common stock, half of which are exercisable at $1.50 per share and half at $2.50 per share. Under Nasdaq corporate governance rules, these options are subject to shareholder approval. Additionally, options to acquire an aggregate of 360,000 shares of common stock have been granted principally to nonemployees, at prices ranging from $1.50 to $2.50 per share. All of these options are immediately exercisable, generally expire three years after grant, and have a cashless exercise provision.

Generally accepted accounting principles require that compensation be recorded each period for stock options with cashless exercise provisions granted to management, equal to the change in the stock price above the exercise price. If the price of the stock declines during the period, a credit is recorded against previously recorded compensation expense, but not in excess of the cumulative compensation recorded since the grant date. During the year ended December 31, 1999, the Company recognized $5,618,740 as a non-cash compensation charge as a consequence of the cashless exercise provisions of the options granted to management to acquire an aggregate of 240,000 shares. Additionally, the Company has recorded non-cash compensation expense during the year ended December 31, 1999, of $267,093 for stock options granted to nonemployees to acquire an aggregate of 270,000 shares of common stock. The compensation expense was based on the fair value of options granted using the assumptions discussed earlier in this Note.

In November 1999, the board of directors approved options to acquire an aggregate of 1,600,000 shares of common stock for $2.00 per share to the chief executive officer, to the non-executive members of the board of directors, and to the Company's chief consultant. These grants are subject to shareholder approval, which approval will be sought at the next meeting of shareholders. If these options are approved by the shareholders, the participants in the deferred compensation plan have agreed to abandon their interests in the deferred compensation pool and the board of directors has agreed to terminate the deferred compensation plan. If approved by the shareholders, the Company would record compensation expense as measured under generally accepted accounting principles on the date of shareholder approval, less the amount of the deferred compensation liability terminated at that date.

Under the 1991 Director Plan, the Company granted options to acquire 12,000 shares of common stock annually to each director. Under this plan, the Company may grant up to an aggregate of 300,000 options. Options granted under this plan vested immediately and expired five years after the grant. The 1991 Director Plan terminated July 1, 1996.

Under the 1996 Director Plan, the Company reserved 560,000 shares of common stock to be granted to directors of the Company. In 1996, the Company granted options to each director to acquire 80,000 shares of common stock (for a total of 400,000 options) at $17.50 per share. Options under the 1996 Director Plan vested 25 percent on the grant date and 25 percent for each year of service thereafter and expire five years after their vesting date. Of the options granted in 1996, options with respect to 240,000 shares were canceled in 1997. During 1998, options with respect to an additional 120,000 shares were canceled or forfeited, leaving options for 40,000 shares outstanding at December 31, 1999. The 1996 Director Plan terminated May 9, 1999.

Under the 1987 Employee Plan, as amended in 1994, the Company could grant options to acquire up to 300,000 shares of common stock, of which options to acquire 152,923 shares were exercised and no options are outstanding as of December 31, 1999. The 1987 Employee Plan terminated November 9, 1997.

The 1997 Employee Plan reserves 300,000 shares of common stock for issuance pursuant to stock options or stock awards granted, of which options to acquire 151,880 shares have been exercised or are outstanding and 105,554 shares have been awarded to employees and others as of December 31, 1999. Concurrently with the granting of certain options in 1998, the Company canceled existing options previously granted to certain employees to purchase 72,800 shares of common stock at prices ranging from $11.725 to $26.25 per share. Shares awarded primarily consist of stock issued to former management in November 1977 in connection with their termination and were recorded at fair value of $1,150,000 on the date of their termination.

The  Company  adopted  the 1997 Employee Stock Purchase Plan (the Stock Purchase
Plan) effective as of February 1, 1997. The maximum number of shares of common stock which are available under this plan is 40,000 shares. The Stock Purchase Plan provided an opportunity to the employees of the Company to purchase shares of common stock in the Company at 85 percent of fair market value on each offering date. During the years ended December 31, 1998 and 1997, the employees of the Company purchased 29,273 and 6,163 shares of common stock for gross proceeds of $81,172 and $84,001, respectively. The Stock Purchase Plan expired December 31, 1998.

The Company accounts for options granted to management and to the members of the board of directors under APB 25 and its related interpretations and the opinions of the Emerging Issues Task Force. Had compensation cost for these plans been determined based on the fair value of the options at the grant dates for awards under these plans consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:


                                                  Year ended December 31,
                                          -----------------------------------------
                                               1999         1998          1997
                                          ------------  -----------   -------------
Net loss                     As reported  $(8,704,380)  $(6,923,444)  $(14,817,811)
                             Pro forma     (3,492,019)   (7,337,855)   (16,118,507)

Net loss per common share    As reported  $     (1.53)  $     (1.63)  $      (3.22)
                             Pro forma          (0.62)        (1.79)         (3.50)


2.     Stock  warrants

In 1998, in connection with a private placement of the Preferred Stock, the Company granted warrants to purchase 280,000 shares of common stock at $11.25 per share. In connection with the redemption of the remaining Preferred Stock in 1999, the Company canceled one half of the remaining warrants and reduced the exercise price of the other half to $1.25 per share.

In conjunction with a private placement of common stock in May 1995, the Company issued warrants to a group of investors to acquire common stock of the Company. After that time, the Company issued additional warrants to this group as the previously outstanding warrants were exercised.

In January 1997, the board of directors approved a reduction in the exercise price, from $15.625 to $13.25 per share, of certain of these warrants related to 686,333 shares of common stock. In consideration of this reduction, the holders of the warrants agreed to the early exercise of the warrants which were otherwise permitted to be exercised until November 1, 1998. The holders agreed to exercise 307,124 shares on or before January 31, 1997, which exercise occurred and resulted in gross proceeds to the Company of $4,069,393. This initial issuance was priced at $15.625 per share and resulted in the issuance of 260,441 shares, with 46,683 shares held in reserve, because the reduced pricing was contingent upon the timely exercise of the warrants related to all 686,333 shares.

The agreement relating to the exercise of the remaining 379,209 warrants was amended on November 14, 1997. The exercise price remained at $13.25 per share or an aggregate of $5,024,517 to be paid in ten equal installments commencing November 15, 1997, and continuing on the day that was five weeks subsequent to the preceding payment until the full amount was paid. On receipt of each payment, the Company agreed to issue a certificate representing the stock then being acquired, calculated at an exercise price of $13.25 per share, and issue a replacement warrant covering the same number of shares. Additionally, on receipt of the first payment, the Company agreed to deliver certificates representing the 46,683 shares held in reserve and to issue replacement warrants for the 307,124 shares, exercised in January 1997, referred to in the previous paragraph. Replacement warrants had an exercise price of $21.875 per share and were exercisable at any time through April 16, 2003. In the event that a warrant holder failed to make one or more payments when due, that portion of the outstanding warrants that was then due would thereafter have an exercise price of $15.625 per share and the holder would not be entitled to a replacement warrant, if and when the outstanding warrant was exercised. Due to the declining market price of the Company's common stock, this group only exercised 67,555 warrants after the amendment, and the remaining warrants expired in November 1998.

In November 1999, the exercise price of 374,680 warrants and 44,900 warrants with exercise prices of $21.875 and $11.25, respectively, were reduced to $2.00 per share.

A summary of the status of common stock underlying the warrants issued and changes during the years is presented in the table below:


                                        Year ended December 31,
                   --------------------------------------------------------------------
                           1999                   1998                   1997
                   ----------------------   --------------------   --------------------
                                Weighted-              Weighted-              Weighted-
                                average                average                average
                                exercise               exercise               exercise
                    Shares      price       Shares     price       Shares     price
                    ------      ---------   ------     ---------   ------     ---------
Outstanding at
beginning of year   654,680     $17.33       840,067   $17.23       840,067   $15.63
Granted             537,130       1.84       309,634    12.28       345,045    21.88
Exercised          (534,330)      1.84       (29,633)   13.25      (345,045)   13.25
Expired                   -          -      (465,388)   14.03             -        -
Canceled           (654,680)     17.33             -        -             -        -
                   --------                 --------               --------
Outstanding at
end of year           2,800     $ 1.25       654,680   $17.33       840,067   $17.23
                   ========                 ========               ========


NOTE  K  -  COMMITMENTS  AND  CONTINGENCIES

1.     Litigation

In September 1999, certain former employees of the Company filed a lawsuit against the Company seeking damages for non-payment of a bonus arrangement, plus penalties and attorneys fees. The Company denies that the conditions of the bonus were met, has filed a motion to dismiss certain claims, and intends to vigorously defend its position. Management of the Company believes that it has substantial defenses to the claims and does not believe that the ultimate outcome of this litigation will have a material impact on the financial position of the Company. In March 2000, the chief executive officer agreed to indemnify the Company for all costs and expenses, including any judgments, arising out of this litigation subsequent to March 1, 2000.

2.     Operating  lease

The Company leases certain office space under an operating lease for $2,256 per month. At December 31, 1999 the chief executive officer of the Company is a guarantor on the lease and in March 2000, he assumed responsibility for payment of the lease through its expiration in September 2002. Minimum future payments under this non-cancelable operating lease at December 31, 1999 are as follows:


Year ending December 31,
------------------------
2000                        $27,343
2001                         28,436
2002                         21,961
Thereafter                        -
                            $77,740


NOTE  L  -  RELATED  PARTY  TRANSACTION

The Company entered into a consulting arrangement during 1997, with a corporation owned and controlled by a former director of the Company who resigned in April 1998. Under the terms of the arrangement, the corporation agreed to provide the Company with advisory and consulting services concerning the commercialization of the technology held by Sensar Instruments, Inc., the identification of markets for such products, the establishment of marketing contacts, and the development of an operational plan for the development and marketing of products based on this technology. Under the arrangements the Company incurred compensation expense of $95,540 in 1997 (none in 1999 or 1998), plus the reimbursement of third-party expenses incurred on behalf of the Company.


NOTE  M  -  UNUSUAL  CHARGES

The Company has incurred the following unusual charges (credits) during the years covered by the financial statements:

                                                                           Year ended December 31,
                                                                     ---------------------------------
                                                                        1999         1998       1997
                                                                     -----------  ---------  ---------
Termination benefits paid to former executive
  management
                                                                     $ 125,000    $      -   $1,383,964
Write down (recovery) of receivable from former
  executive officer and related litigation costs
                                                                       (12,035)    187,492            -
Write down (recovery) of notes receivable and
  accrued interest from former executive
  management for exercise of stock options

                                                                      (144,628)    456,723            -
Other charges                                                                -       5,734            -
                                                                     ---------    --------   ----------
                                                                     $ (31,663)   $649,949   $1,383,964
                                                                     =========    ========   ==========


NOTE  N  -  AGEEMENT  WITH  NET2WIRELESS

The Company has entered into an agreement with Net2Wireless Corporation, that gives the Company the right to acquire Net2Wireless in exchange for the issuance of 18,295,060 shares of the Company's common stock. Net2Wireless acquired the wireless division of I.T.E.S Ltd., and is a startup company that is focused on developing wireless internet communications, including multimedia applications. In the event of a merger, options and other rights to acquire Net2Wireless stock then outstanding would be converted into rights to acquire 14,766,649 shares of the Company's common stock. The number of shares to be issued to the Net2Wireless stockholders will be increased in the event that the cash held by the Company at closing, plus all amounts collected on the notes receivable held by the Company, less all cash liabilities is not at least $4.45 million. The number of additional shares to be issued will be determined by dividing the short fall, if any, by $1.86. The Company will also issue 1,000,000 shares to certain individuals involved in identifying Net2Wireless.

As part of this agreement, the Company has agreed to provide Net2Wireless with short-term financing of up to $2 million, of which $500,000 was advanced in February 2000. The advance bears interest at 8 percent per annum and is due in full on or before September 30, 2000. The financing will be used to allow further recruitment of technical staff for ongoing development work by Net2Wireless.

As  part  of  the  transaction,  the  Company  has  agreed  to  the  following:

1.     Maintain  a  minimum  of  $4.5  million  in  cash  and  notes  receivable
(including the advance to Net2Wireless discussed above) with only nominal current liabilities, not to exceed $50,000;

2. Cause to be exercised all options, to acquire stock of the Company held by current management and directors; and

3. Have no more than 9,000,000 shares outstanding, including shares subject to options at the time of closing.

In order to eliminate the Company's liabilities other than nominal current liabilities, the Company will terminate all employment and consulting agreements, will terminate its deferred compensation plan, and has entered into an agreement effective March 1, 2000 with the chairman of the board whereby the chairman has agreed to indemnify the Company with respect to pending litigation and assume the real property lease to which the Company is a party. Termination of the deferred compensation plan and the chief executive officer's employment agreement are contingent on stockholder approval of options previously granted by the board of directors to management, non-executive directors, and the chief consultant.

In exchange for the indemnification and the assumption of the lease in March 2000, the Company distributed to the chairman of the board the minority investment interests held by the Company with a book value of $325,000 at December 31, 1999,and the office furniture and equipment located at the Company's Salt Lake City office with a book value of $27,992 at December 31, 1999. The chairman has also agreed to provide 100 hours of transitional services to the Company to assist new management.

The agreement is subject to the satisfaction of several conditions, including the approval of the shareholders of the Company and Net2Wireless. The agreement may be terminated by the mutual consent of the parties, by either party if the closing has not taken place by December 31, 2000, by either party if there is a breach by the other party, or by the failure of the Company or Net2Wireless to receive shareholder approval of the transaction.

It is contemplated that, at closing, the current officers and directors of the Company will resign and Net2Wireless will appoint new directors and executive officers of the Company. After the acquisition, the shareholders of Net2Wireless will own a majority of the common stock of the Company then outstanding. Accordingly, for financial reporting purposes, the merger will be treated as a reverse acquisition accounted for as a recapitalization of Net2Wireless.