Form 10-Q
period 2000-03-31
SENSAR CORP /NV/
filed 2000-05-08
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended  March 31, 2000

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

                           Yes / /                   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 5, 2000, the Issuer had 6,548,546 shares of its common stock, par value $0.001 per share, issued and outstanding.


                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

     Sensar Corporation (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of March 31, 2000 (unaudited), and December 31, 1999 (the end of the Company's most recently completed fiscal year), and unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1999.


                        SENSAR CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                                       March 31,     December 31,
                                                         2000           1999
                                                      -----------    ------------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $  4,352,730   $  3,735,115
  Notes receivable                                       1,800,609      1,455,134
  Other current assets                                      45,527         25,598
                                                      -------------  -------------
 Total current assets                                    6,198,866      5,215,847

Office equipment and furnishings, net of accumulated
  depreciation                                               5,421         27,992

Investments                                                      -        325,000
                                                      -------------  -------------

                                                      $  6,204,287   $  5,568,839
                                                      =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                    $     72,081   $     31,438
  Accrued liabilities                                       10,359        150,320
                                                      -------------  -------------
 Total current liabilities                                  82,440        181,758

Deferred compensation                                    8,835,585      5,342,040

Deferred gain                                              200,000        200,000
                                                      -------------  -------------

 Total liabilities and deferred gain                     9,118,025      5,723,798
                                                      -------------  -------------

Commitments and contingencies                                    -              -

Stockholders' deficit:
  Preferred stock, $0.001 par value, authorized
    10,000,000 shares; none issued and outstanding               -              -

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    6,548,546 shares at March 31, 2000, and
    6,326,038 shares at December 31, 1999                    6,549          6,326

Additional paid-in capital                              39,403,529     34,850,817

Accumulated deficit                                    (42,323,816)   (35,012,102)
                                                      -------------  -------------

 Total stockholders' deficit                            (2,913,738)      (154,959)
                                                      =============  =============

                                                      $  6,204,287   $  5,568,839
                                                      =============  =============
The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                     Three months ended March 31,
                                                     ----------------------------
                                                           2000          1999
                                                      -------------  ------------
Revenues
  Interest income                                     $     85,699   $     4,493
                                                      -------------  ------------

Costs and expenses:
  General and administrative                               351,593       127,402
  Compensation expense for stock options                 3,375,000             -
  Deferred compensation expense                          3,493,545             -
  Unusual charges                                          356,150       125,000
                                                      -------------  ------------
                                                         7,576,288       252,402
                                                      -------------  ------------

Loss from continuing operations before income taxes     (7,490,589)     (247,909)

Income taxes                                                     -             -
                                                      -------------  ------------

Loss from continuing operations                         (7,490,589)     (247,909)

Gain on sale of discontinued operations                    178,875     2,140,165

Loss from discontinued operations                                -      (364,791)
                                                      -------------  ------------

Net income (loss)                                     $ (7,311,714)  $ 1,527,465
                                                      =============  ============

Income (loss) per common share
  Continuing operations
    Basic and diluted                                 $      (1.15)  $     (0.05)

  Discontinued operations
    Basic and diluted                                 $       0.02   $      0.33

 Net income (loss)
    Basic and diluted                                 $      (1.13)  $      0.28

Weighted average common and common
  equivalent shares outstanding
  Basic and diluted                                      6,498,117     5,326,524
The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                     Three months ended March 31,
                                                     ----------------------------
                                                           2000          1999
                                                       ------------  ------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Loss from continuing operations                    $(7,490,589)  $  (247,909)
    Adjustments to reconcile loss from
      continuing operations to net cash used in
      continuing operations
      Depreciation                                           1,978           715
      Compensation expense for stock options             3,375,000             -
      Deferred compensation expense                      3,493,545             -
      Indemnity costs                                      356,150             -
      Changes in assets and liabilities
        Other current assets                               (19,929)      (18,771)
        Accounts payable                                    40,643         7,945
        Accrued liabilities                               (139,961)      121,018
                                                       ------------  ------------

  Net cash used in continuing operations                  (383,163)     (137,002)

  Net cash provided by discontinued operations                   -       162,041
                                                       ------------  ------------

  Net cash provided by (used in) operating activities     (383,163)       25,039
                                                       ------------  ------------

Cash flows from investing activities:
  Purchase of office equipment and furnishings             (10,557)            -
  Collection of notes receivable                           118,980        10,950
  Issuance of note receivable                             (500,000)            -
                                                       ------------  ------------

  Net cash provided by (used in) investing
    activities of continuing operations                   (391,577)       10,950

  Net cash provided by sale of discontinued
    operations and other investing activities of
    discontinued operations                                178,875     4,148,188
                                                       ------------  ------------

  Net cash provided by (used in) investing activities     (212,702)    4,159,138
                                                       ------------  ------------

Cash flows from financing activities:
  Net proceeds from sale of common stock and
    exercise of options and warrants                     1,213,480        50,000
  Redemption of preferred stock                                  -    (3,071,437)
                                                       ------------  ------------

  Net cash provided by (used in) financing activities
    of continuing operations                             1,213,480    (3,021,437)

  Net cash used in financing activities of
    discontinued operations                                      -       (15,833)
                                                       ------------  ------------

  Net cash provided by (used in) financing activities    1,213,480    (3,037,270)
                                                       ------------  ------------

Net increase in cash and cash equivalents                  617,615     1,146,907

Cash and cash equivalents at beginning of period         3,735,115     1,212,473
                                                       ------------  ------------

Cash and cash equivalents at end of period             $ 4,352,730   $ 2,359,380
                                                       ============  ============
The accompanying notes are an integral part of these financial statements.


                       SENSAR CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(A)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Sensar Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 2000, and its consolidated results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000.


(B)  Agreement With Net2Wireless

The Company has entered into an agreement with Net2Wireless Corporation that gives the Company the right to acquire Net2Wireless in exchange for the issuance of 18,295,060 shares of the Company's common stock. Net2Wireless acquired the wireless division of I.T.E.S. Ltd., and is a startup company that is focused on developing wireless internet communications, including multimedia applications. In the event of a merger, options and other rights to acquire Net2Wireless stock then outstanding would be converted into rights to acquire 14,766,649 shares of the Company's common stock. The number of shares to be issued to the Net2Wireless stockholders will be increased in the event that the cash held by the Company at closing, plus all amounts collected on the notes receivable held by the Company, less all cash liabilities is not at least $4.45 million. The number of additional shares to be issued will be determined by dividing the short fall, if any, by $1.86. The Company will also issue 1,000,000 shares to certain individuals involved in introducing Net2Wireless to the Company.

As part of this agreement, the Company has agreed to provide Net2Wireless with short-term financing of up to $2 million, of which $500,000 was advanced in February 2000. The advance bears interest at 8% per annum and is due in full on or before September 30, 2000. The financing will be used to allow further recruitment of technical staff for ongoing development work by Net2Wireless.

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

In order to eliminate the Company's liabilities other than nominal current liabilities, the Company will terminate all employment and consulting agreements, will terminate its deferred compensation plan, and has entered into an agreement effective March 1, 2000, with the chairman of the board whereby the chairman has agreed to indemnify the Company with respect to pending litigation and assume the real property lease to which the Company is a party. Termination of the deferred compensation plan and the chief executive officer's employment agreement are contingent on stockholder approval of options previously granted by the board of directors to management, non-executive directors, and the chief consultant.

In exchange for the indemnification and the assumption of the lease in March 2000, the Company distributed to the chairman of the board the minority investment interests held by the Company with a book value of $325,000 and the office equipment and furnishings located at the Company's Salt Lake City office with a book value of $31,150. The chairman has also agreed to provide 100 hours of transitional services to the Company to assist new management. This indemnity agreement has been accounted for as an unusual charge in the total amount of $356,150 in the first quarter of 2000.

The agreement is subject to the satisfaction of several conditions, including the approval of the shareholders of both the Company and Net2Wireless. The agreement may be terminated by the mutual consent of the parties, by either party if the closing has not taken place by December 31, 2000, by either party if there is a breach by the other party, or by the failure of the Company or Net2Wireless to receive shareholder approval of the transaction.

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


(C)  Deferred Compensation Plan

On June 24, 1999, the board adopted a deferred compensation plan to provide long-term incentive compensation to the members of the board and certain other consultants or members of management. The plan establishes an unfunded deferred compensation pool, based on specified percentages of the Company's net income and increases in its market capitalization. No earnings compensation will be paid into the pool until the cumulative net income from the operations under the new board has exceeded $2,000,000 and no amounts will be paid for increases in market capitalization unless the increase in market capitalization exceeds 150% of any increase in the Russell 2000 Index (with appropriate adjustments for additional capital infusions or acquisitions). The chief executive officer, received an initial 30% ownership in the pool and may grant the other 70% to persons other than himself and his family. To date, he has granted a total of 11% to others. On December 31, 2002, amounts due, if any, will be paid out to the participants. However, in the event of a change of control of the Company, as defined in the agreement, or in the event the deferred compensation plan is terminated by the board of directors, a distribution of the deferred compensation pool will be required. In either of these two events, the amount of the distribution would be equal to the amount in the deferred compensation pool or $5 million, whichever is greater. Additionally, in the event the employment agreement of the chief executive officer is terminated, other than for cause, he is entitled to his share of the deferred compensation pool, but not less than $1.5 million. In connection with the planned acquisition of Net2Wireless discussed above, the deferred compensation plan would be terminated and the participants in the plan would abandon their interest in the plan subject only to shareholder approval of options previously granted to the participants.

Deferred compensation expense is measured based on the changes in factors which determine the amount of the deferred compensation pool, which to date has solely been the change in market capitalization of the Company's common stock. For the quarter ended March, 31, 2000, the Company recognized deferred compensation expense of $3,493,545 representing the increase in the deferred compensation pool multiplied by 41% for the interests granted through March 31, 2000. At March 31, 2000, the aggregate deferred compensation liability since the plan was established is $8,835,585.


(D)  Compensation Expense for Stock Options

Among the stock options outstanding during the quarter ended March 31, 2000, are options to management, with cashless exercise provisions, to acquire 200,000 shares of common stock. Generally accepted accounting principles require that compensation be recorded each period for such stock options, equal to the change in the stock price above the exercise price. If the price of the stock declines during the period, a credit is recorded against previously recorded compensation expense, but not in excess of the cumulative compensation recorded since the grant date. During the quarter ended March 31, 2000, the Company recognized $3,375,000 as a non-cash compensation charge as a consequence of the increase in the market value of the Company's common stock associated with these options to management.


(E)  Litigation

In September 1999, certain former employees of the Company filed a lawsuit against the Company seeking damages for non-payment of a bonus arrangement, plus penalties and attorneys' fees. As described in Note B above, in March 2000, the chairman of the board agreed to indemnify the Company for all costs and expenses, including any judgments, arising out of this litigation subsequent to March 1, 2000. Consequently, the decision whether to defend or resolve this litigation will now be made by the chairman individually, and not by the Company.


(F)  Earnings (Loss) Per Common Share

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


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report on Form 10-Q contains certain forward looking statements and information relating to the Company and its proposed merger with Net2Wireless Corporation. These forward looking statements are not based on historical facts, but reflect the Company's current expectations concerning future results and events. Such statements generally describe the objectives, goals, and plans of the Company and are not intended to be accurate descriptions of the future. The proposed merger with Net2Wireless Corporation is subject to a number of conditions, including approval by the shareholders of both the Company and Net2Wireless Corporation, the Company eliminating any liabilities it may have other than up to $50,000 in current liabilities, and the satisfaction of a number of standard closing conditions, that may or may not be met. The potential products and services of Net2Wireless are still in the development stage. The proposed business and potential products and services of Net2Wireless are subject to the substantial risks associated with new market introductions, including the ability of Net2Wireless to successfully develop commercial products based on its technology, the ability of Net2Wireless to address technical and manufacturing problems in producing new products, favorable market acceptance of any products produced, the ability of Net2Wireless to obtain a price for its products and services sufficient for it to make a profit, Net2Wireless' ability to enter into favorable strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of Net2Wireless, the ability of Net2Wireless to successfully protect its intellectual property to prevent competitors from benefiting from the technology, the ability of Net2Wireless to compete with larger, more established entities, and the ability of Net2Wireless to obtain the necessary financing to successfully complete its goals. In addition, Net2Wireless proposes to conduct business and develop products for a market that is only just emerging. There may not be significant consumer demand for some or all of the proposed products and services of Net2Wireless Corporation. One or more of the factors listed above, or other factors or influences that may develop in the future or that may currently seem inconsequential, may change the actual results of the Company significantly from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes contained herein and the audited consolidated financial statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included in the Company's report on Form 10-K for the year ended December 31, 1999.

RECENT EVENTS

     The Company has entered into an agreement (the "Reorganization Agreement") to acquire Net2Wireless Corporation ("Net2Wireless") through the merger of Net2Wireless with and into the Company. Net2Wireless is a privately-held Delaware corporation with a research and development subsidiary located in Israel. Net2Wireless maintains a website at www.net2w.com. Net2Wireless is developing technology which is intended to enable and enhance a wide variety of wireless communication services. The goal of Net2Wireless is to permit the following services to be provided to cellular subscribers carrying wireless devices such as palm computers, personal digital assistants, and cellular phones:

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

     Net2Wireless currently has an installation at Partner Communications Company, Ltd., a cellular telephone carrier in Israel, which is conducting a beta-site test of the Net2Wireless products. Net2Wireless' products and services are still in development, and there can be no assurance that Net2Wireless will be successful in achieving its goals.

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

     Under the terms of the Reorganization Agreement, the Company agreed to advance Net2Wireless up to $2 million prior to the merger to assist it in meeting its ongoing development and growth expenses. The Company advanced $500,000 of this amount to Net2Wireless in February 2000. Net2Wireless has recently requested the advance of the remaining $1.5 million.

     The Reorganization Agreement requires the Company to have a minimum of $4.5 million of cash and collectible notes receivable and no liabilities at closing, other than current accounts payable not to exceed $50,000. In order to meet the requirement with respect to the elimination of liabilities, the Company has provided for the termination of its deferred compensation plan and all employment and consulting agreements, the assumption of the lease to which it is currently a party, and the indemnification of the Company by Mr. Landa with respect to pending litigation.

     Additional shares of common stock may be issued to the Net2Wireless stockholders in the event that the net cash held by the Company at the closing of the merger, as defined in the Agreement, plus all amounts collected on the note receivables held by the Company within 60 days of the due date of such receivables, is less than $4.45 million. The number of additional shares to be issued will be determined by dividing any shortfall by $1.86. These contingent shares will be delivered to former Net2Wireless stockholders within 10 business days of the final determination of the number of shares. At March 31, 2000, the Company had cash and cash equivalents of $4,352,730 and the receivable from Net2Wireless of $500,000 with current liabilities of approximately $82,000. In addition, the Company had notes receivable from other parties of approximately $1.3 million. The Company has not received any notice that such receivables are subject to any claim or offset, and currently expects these amounts to be collected in due course. Consequently, the Company does not anticipate that additional shares will be issued under these provisions.

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

     Completion of the merger is subject to the approval of the transaction by the shareholders of both the Company and Net2Wireless and the satisfaction of additional standard closing conditions. If the merger is completed, the corporate domicile of the Company will be moved from Nevada to Delaware and its name will be changed to "Net2Wireless Corporation." The Company has filed a preliminary registration statement on Form S-4 with respect to the proposed transaction with Net2Wireless. This registration statement is currently being reviewed by the staff of the SEC and is subject to their comments and additional changes by the Company pursuant to amendments filed by the Company.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2000 and 1999

     Revenues

     With the disposition of the assets of its historical operations, the Company's sole source of revenue from continuing operations was interest income of $85,699 for the three months ended March 31, 2000, and $4,493 for the three months ended March 31, 1999, earned on temporary cash investments and notes receivable.

     Costs and Expenses

     General and administrative expenses associated with continuing operations increased from $127,402 for the three months ended March 31, 1999, to $351,593 for the three months ended March 31, 2000. The increase was principally related to increases in legal, consulting, and travel costs associated with the Net2Wireless transaction.

     During the three months ended March 31, 2000, the Company recorded non-cash compensation related to stock options of $3,375,000 related to stock options to acquire 200,000 shares granted to management that have a cashless exercise provision. Generally accepted accounting principles require that compensation be recorded for stock options with such provisions. The amount of compensation is equal to the increase in the stock price during the quarter multiplied by the 200,000 shares.

     During the three months ended March 31, 2000, the Company also recorded a non-cash deferred compensation expense of $3,493,545 for the accrual of amounts earned during the quarter under a deferred compensation plan established in 1999. This plan created an unfunded deferred compensation pool based on specified percentages of the Company's net income and increases in market capitalization. As of March 31, 2000, the entire amount of the deferred compensation pool is attributable to the increase in market capitalization of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had total current assets of $6,198,866, including cash and cash equivalents of $4,352,730. The Company had total current liabilities of $82,440 at March 31, 2000, resulting in working capital of $6,116,426.

     The Company's primary source of cash for the three months ended March 31, 2000, was $1,213,480 from the exercise of options and warrants. The Company's primary uses of cash for the three months ended March 31, 2000, were the $500,000 advance to Net2Wireless and net cash used to meet general and administrative expenses.

     Management believes that the current cash balances are more than sufficient to meet the warranty obligations associated with the merger with Net2Wireless and to meet its ongoing expenses prior to closing.


                                     PART II
                                OTHER INFORMATION

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

               SEC
Exhibit     Reference
Number       Number     Title  of  Document
-------     ---------   -------------------
1            (27)     Financial Data Schedule

REPORTS ON FORM 8-K

     During the quarter ended March 31, 2000, the Company filed five reports on Form 8-K dated January 4, January 5, March 16, March 24, and March 30, 2000, respectively. The Company also filed a report on Form 8-K dated April 7, 2000, reporting the filing of a Form S-4 registration statement with the SEC.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sensar Corporation


Dated:  May 8, 2000                    By   /s/ Howard S. Landa
                                         Howard S. Landa, Chairman of the Board
                                         (Chief Executive Officer and
                                         Principal Financial and Accounting
                                         Officer)