Form 10-Q
period 2000-06-30
SENSAR CORP /NV/
filed 2000-08-11
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended     June 30, 2000

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

                           Yes                    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 10, 2000, the Company had 6,548,546 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION


                          ITEM 1.  FINANCIAL STATEMENTS

     Sensar Corporation (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of June 30, 2000 (unaudited), and December 31, 1999 (the end of the Company's most recently completed fiscal year), and unaudited consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and unaudited consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1999.

                       SENSAR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    June 30,      December 31,
                                                      2000           1999
                                                  ------------   -------------
                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $  4,350,316   $  3,735,115
  Notes receivable                                   1,537,995      1,455,134
  Other current assets                                  55,704         25,598
                                                  -------------  -------------
    Total current assets                             5,944,015      5,215,847

Office equipment and furnishings, net of
  accumulated depreciation                               6,232         27,992

Investments                                                  -        325,000
                                                  -------------  -------------

                                                  $  5,950,247   $  5,568,839
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current liabilities:
  Accounts payable                                $     41,036   $     31,438
  Accrued liabilities                                    6,989        150,320
                                                  -------------  -------------
    Total current liabilities                           48,025        181,758

Deferred compensation                                4,257,236      5,342,040

Deferred gain                                          200,000        200,000
                                                  -------------  -------------

    Total liabilities and deferred gain              4,505,261      5,723,798
                                                  -------------  -------------

Commitments and contingencies                                -              -

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; authorized
    10,000,000 shares; issued and outstanding
    zero shares at June 30, 2000, and
    December 31, 1999                                        -              -

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    6,548,546 shares at June 30, 2000, and
    6,326,038 shares at December 31, 1999                6,549          6,326

  Additional paid-in capital                        34,828,529     34,850,817

  Accumulated deficit                              (33,390,092)   (35,012,102)
                                                  -------------  -------------

    Total stockholders' equity (deficit)             1,444,986       (154,959)
                                                  -------------  -------------

                                                  $  5,950,247   $  5,568,839
                                                  =============  =============


The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           Three months ended June 30,     Six months ended June 30,
                                           ---------------------------     -------------------------
                                               2000          1999              2000          1999
                                           ------------  -----------      ------------  ------------
Revenues
  Interest income                          $    97,955   $   29,624       $   183,654   $    34,117
                                           ------------  -----------      ------------  ------------

Costs and operating expenses:
  General and administrative                   347,580      211,045           699,173       338,447
  Compensation expense for stock options    (4,575,000)     717,328        (1,200,000)      717,328
  Deferred compensation expense             (4,578,349)           -        (1,084,804)            -
  Other expense                                      -       21,665                 -        21,665
  Unusual charges, net                               -       32,860           356,150       157,860
                                           ------------  -----------      ------------  ------------

                                            (8,805,769)     982,898        (1,229,481)    1,235,300
                                           ------------  -----------      ------------  ------------

  Income (loss) from continuing
    operations before income taxes           8,903,724     (953,274)        1,413,135    (1,201,183)

Income taxes                                         -            -                 -             -
                                           ------------  -----------      ------------  ------------

Income (loss) from continuing
  operations                                 8,903,724     (953,274)        1,413,135    (1,201,183)

Gain (loss) on sale of discontinued
  operations                                    30,000      (68,898)          208,875     2,071,267

Income from discontinued operations                  -      387,319                 -        22,528
                                           ------------  -----------      ------------  ------------

Net income (loss)                          $ 8,933,724   $ (634,853)      $ 1,622,010   $   892,612
                                           ============  ===========      ============  ============

Income (loss) per common share:
  Continuing operations:
    Basic                                  $      1.36   $    (0.17)      $      0.22   $     (0.22)
    Diluted                                       1.31        (0.17)             0.21         (0.22)

  Discontinued operations:
    Basic                                  $      0.00   $     0.06       $      0.03   $      0.38
    Diluted                                       0.00         0.06              0.03          0.38

  Net loss:
    Basic                                  $      1.36   $    (0.11)      $      0.25   $      0.16
    Diluted                                       1.31        (0.11)             0.24          0.16

Weighted average common and common
  equivalent shares:
    Basic                                    6,548,546    5,677,248         6,523,331     5,502,608
    Diluted                                  6,794,990    5,677,248         6,804,888     5,502,608


The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Six months ended June 30,
                                                                    --------------------------
                                                                        2000          1999
                                                                    ------------  ------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Income (loss) from continuing operations                        $ 1,413,135   $(1,201,183)
    Adjustments to reconcile income (loss) from continuing
      operations to net cash used in continuing operations
      Depreciation                                                        2,291         1,503
      Compensation from stock option grants                          (1,200,000)      737,328
      Deferred compensation expense                                  (1,084,804)            -
      Indemnity costs                                                   356,150             -
      Provision for impairment losses                                         -        49,306
      Changes in assets and liabilities:
        Other current assets                                            (30,106)      (14,270)
        Accounts payable                                                  9,598       (23,867)
        Accrued liabilities                                            (143,331)       16,110
                                                                    ------------  ------------
          Net cash used in continuing operations                       (677,067)     (435,073)
          Net cash used in discontinued operations                            -      (558,474)
                                                                    ------------  ------------
          Net cash used in operating activities                        (677,067)     (993,547)
                                                                    ------------  ------------

  Cash flows from investing activities
    Purchase of property and equipment                                  (11,681)       (2,249)
    Proceeds from sale of property and equipment                              -         1,677
    Collection of notes receivable                                      381,594        61,344
    Issuance of notes receivable                                       (500,000)      (35,000)
    Increase in investments                                                   -      (150,000)
                                                                    ------------  ------------
          Net cash used in investing activities of
            continuing operations                                      (130,087)     (124,228)
          Net cash provided by sale of discontinued operations and
            other investing activities of discontinued operations       208,875     4,095,684
                                                                    ------------  ------------
          Net cash provided by investing activities                      78,788     3,971,456
                                                                    ------------  ------------

  Cash flows from financing activities
    Net proceeds from issuances of common stock and
      exercise of options and warrants                                1,213,480     1,015,746
    Redemption of preferred stock                                             -    (3,071,437)
                                                                    ------------  ------------
          Net cash provided by (used in) financing
            activities of continuing operations                       1,213,480    (2,055,691)
          Net cash used in financing activities of
            discontinued operations                                           -       (15,833)
                                                                    ------------  ------------
          Net cash provided by (used in) financing activities         1,213,480    (2,071,524)
                                                                    ------------  ------------

Net increase in cash and cash equivalents                               615,201       906,385

Cash and cash equivalents at beginning of period                      3,735,115       694,959
                                                                    ------------  ------------

Cash and cash equivalents at end of period                          $ 4,350,316   $ 1,601,344
                                                                    ============  ============

The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(A)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Sensar Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 2000, its consolidated results of operations for the three months ended June 30, 2000 and 1999, and its consolidated results of operations and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three months and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000.

(B)  Agreement with Net2Wireless

The Company has entered into an agreement with Net2Wireless Corporation that gives the Company the right to acquire Net2Wireless in exchange for the issuance of 18,295,060 shares of the Company's common stock. Net2Wireless is a startup company that is developing wireless Internet communications, including multimedia applications.

In the event of a merger, options and warrants to acquire Net2Wireless stock will be converted into options and warrants to acquire up to 15,266,649 shares of the Company's common stock. The number of shares to be issued to the Net2Wireless stockholders will be increased in the event that the cash held by the Company at closing, plus all amounts collected on the notes receivable held by the Company, less all cash liabilities is not at least $4.45 million. The number of additional shares to be issued will be determined by dividing the short fall, if any, by $1.86. The Company will also issue 1,000,000 shares to certain individuals involved in introducing Net2Wireless to the Company.

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

In order to eliminate the Company's liabilities, other than nominal current liabilities, the Company will terminate all employment and consulting agreements, will terminate its deferred compensation plan, and entered into an agreement effective March 1, 2000, with the chairman of the board whereby the chairman agreed to indemnify the Company with respect to pending litigation and assume the real property lease to which the Company is a party. Termination of the deferred compensation plan and the chief executive officer's employment agreement are contingent on stockholder approval of options previously granted by the board of directors to management, non-executive directors, and the chief consultant.

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

The Company has filed an S-4 registration statement and preliminary joint proxy statement and prospectus with the Securities and Exchange Commission (the "SEC") regarding the proposed transaction. After completion of the SEC's review and the registration statement is declared effective, the proxy statement will be mailed to shareholders and a meeting of shareholders will be held to vote on the approval of the transaction.

(C)  Deferred Compensation Plan

On June 24, 1999, the board adopted a deferred compensation plan to provide long-term incentive compensation to the members of the board and certain other consultants or members of management. The plan establishes an unfunded deferred compensation pool, based on specified percentages of the Company's net income and increases in its market capitalization. No earnings compensation will be paid into the pool until the cumulative net income from the operations under the new board has exceeded $2,000,000 and no amounts will be paid for increases in market capitalization unless the increase in market capitalization exceeds 150% of any increase in the Russell 2000 Index (with appropriate adjustments for additional capital infusions or acquisitions). The chief executive officer received an initial 30% ownership in the pool and may grant the other 70% to persons other than himself and his family. To date, he has granted a total of 11% to others. On December 31, 2002, amounts due, if any, will be paid out to the participants. However, in the event of a change of control of the Company, as defined in the agreement, or in the event the deferred compensation plan is terminated by the board of directors, a distribution of the deferred compensation pool will be required. In either of these two events, the amount of the distribution would be equal to the amount in the deferred compensation pool or $5 million, whichever is greater. Additionally, in the event the employment agreement of the chief executive officer is terminated, other than for cause, he is entitled to his share of the deferred compensation pool, but not less than $1.5 million. In connection with the planned acquisition of Net2Wireless discussed above, the deferred compensation plan would be terminated and the participants in the plan would abandon their interest in the plan subject only to shareholder approval of options previously granted to the participants.

Deferred compensation expense is measured based on the changes in factors which determine the amount of the deferred compensation pool, which to date has solely been the change in market capitalization of the Company's common stock. For the three months and the six months ended June 30, 2000, the Company reduced previously recognized deferred compensation expense by $4,578,349 and $1,084,804, respectively. These reductions represent the decrease in the deferred compensation pool multiplied by 41% for the interests granted through June 30, 2000, and are a direct result of the decrease in the market capitalization of the Company's common stock as a result of the decline in the price of the common stock during the corresponding periods. At June 30, 2000, the aggregate deferred compensation liability recorded since the plan was established is $4,257,236.

(D)  Compensation Expense for Stock Options

Among the stock options outstanding during the three months and the six months ended June 30, 2000, are options to management, with cashless exercise provisions, to acquire 200,000 shares of common stock. Generally accepted accounting principles require that compensation be recorded each period for such stock options, equal to the change in the stock price above the exercise price. If the price of the stock declines during the period, a credit is recorded against previously recorded compensation expense, but not in excess of the cumulative compensation recorded since the grant date. During the three months and the six months ended June 30, 2000, the Company reduced previously recognized compensation by $4,575,000 and $1,200,000, respectively, as a consequence of the decrease in the market value of the Company's common stock associated with these options to management. At June 30, 2000, the aggregate compensation recorded for such options since the options were granted in April of 1999 is $4,418,750.

During April and May of 1999, the Company also granted options to acquire 200,000 shares of common stock to each of three new non-executive directors, half of which are exercisable at $1.50 per share and half at $2.50 per share. These options are subject to shareholder approval, which approval will be sought at the next meeting of shareholders. In November 1999, the board of directors also approved options to acquire an aggregate of 1,600,000 shares of common stock for $2.00 per share to participants in the Company's deferred compensation plan; the chief executive officer, the non-executive members of the board of directors, and the Company's chief consultant. These grants are also subject to shareholder approval, which approval will also be sought at the next meeting of shareholders. If these options are approved by the shareholders, the participants in the deferred compensation plan have agreed to abandon their interests in the deferred compensation pool and the board of directors has agreed to terminate the deferred compensation plan. If approved by the shareholders, the Company will record compensation expense as measured under generally accepted accounting principles on the date of shareholder approval, less the amount of the deferred compensation liability terminated at that date. For illustrative purposes, had such shareholder approval been obtained at June 30, 2000, when the closing price of the common stock was $23.75 per share, the Company would have recorded a non-cash compensation charge of approximately $44 million against operations. The effect on the consolidated balance sheet at June 30, 2000, would have been to decrease liabilities and increase stockholders' equity by $4,257,236, respectively.

(E)  Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

The following data show the amounts used in computing net income (loss) per common share from continuing operations and the weighted average number of shares and rights to acquire shares with dilutive potential.


                                   Three months ended June 30,     Six months ended June 30,
                                   ---------------------------     -------------------------
                                      2000        1999                2000         1999
                                   ----------  -----------         ----------  ------------
Income (loss) from continuing
  operations                       $8,903,724  $ (953,274)         $1,413,135  $(1,201,183)
                                   ----------  -----------         ----------  ------------
Dividends on preferred stock                -     (25,414)                  -      (25,414)
Income (loss) from continuing
  operations applicable to
  common stock                     $8,903,724  $ (978,688)         $1,413,135  $(1,226,597)
                                   ----------  -----------         ----------  ------------

Common shares outstanding
  during the entire period          6,548,546   5,357,024           6,326,038    5,228,366
Weighted average common
  shares issued during the period           -     320,224             197,293      274,242
Weighted average number of
  common shares used in basic
  EPS                               6,548,546   5,677,248           6,523,331    5,502,608
                                   ----------  -----------         ----------  ------------
Dilutive effect of stock options
  and warrants                        246,444           -             281,557            -
Weighted average number of
  common shares used in diluted
  EPS                               6,794,990   5,677,248           6,804,888    5,502,608
                                   ----------  -----------         ----------  ------------

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

     The merger was unanimously approved by the board of directors of both Sensar and Net2Wireless. Neither board obtained a fairness opinion in connection with their consideration of the merger. As part of the merger:

     (a) The shares of Net2Wireless outstanding immediately prior to the merger will be converted into 18,295,060 shares of common stock of Sensar and 1,000,000 shares of common stock of Sensar will be issued to finders. If the transactions contemplated by the stock purchase agreement between Net2Wireless and Nextel Finance Company is completed prior to the closing of the merger, Sensar will issue an additional 1,000,000 shares of common stock in the merger. The number of shares to be issued to Net2Wireless stockholders will be reduced in the event that any Net2Wireless stockholders exercise their right to dissent. The number of shares may also be increased if Sensar does not meet certain financial conditions, but this is not anticipated.

     (b) Options and warrants to acquire Net2Wireless common stock will be converted into options and warrants to acquire up to 15,266,649 shares of Sensar common stock. Net2Wireless has granted 15,145,612 of these options through June 28, 2000, with a weighted average exercise price of $2.39 per share. Of these options, 13,396,130 are currently exercisable.

     (c) At the initial meeting of the directors approximately two weeks subsequent to the merger, the current directors of Sensar will resign and the current directors of Net2Wireless, Nechemia Davidson, David Rubner, and Joav Avtalion will be appointed as directors of the combined company. The current management of Net2Wireless will become the management of the combined company.

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

     Completion of the merger is subject to the approval of the transaction by the shareholders of both the Company and Net2Wireless and the satisfaction of additional standard closing conditions. If the merger is completed, the corporate domicile of the Company will be moved from Nevada to Delaware and its name will be changed to "Net2Wireless Corporation." The Company has filed a preliminary amended registration statement on Form S-4 with respect to the proposed transaction with Net2Wireless. This registration statement is currently being reviewed by the staff of the SEC and is subject to their comments and additional changes by the Company.

RESULTS OF OPERATIONS

Comparison of Three Months ended June 30, 2000 and 1999

     Revenues

     With the disposition of the assets of its historical operations, the Company's sole source of revenue from continuing operations was interest income of $97,955 for the three months ended June 30, 2000, and $29,624 for the three months ended June 30, 1999, earned on temporary cash investments and notes receivable.

     Costs and Expenses

     General and administrative expenses associated with continuing operations increased from $211,045 for the three months ended June 30, 1999, to $347,580 for the three months ended June 30, 2000. The increase was principally related to increases in legal, consulting, and travel costs associated with the Net2Wireless transaction.

     During the three months ended June 30, 2000, the Company reduced previously recognized non-cash compensation by $4,575,000 related to the stock option to acquire 200,000 shares granted to the chief executive officer that has a cashless exercise provision. Generally accepted accounting principles require that compensation be recorded for the amount of the change in the value of the common stock underlying options with such provisions. Likewise, if the price of the stock declines during the period, compensation is reduced by the amount of the decrease in the value of the stock underlying the options, but not in excess of the cumulative compensation recorded since the grant date. The amount of the reduction in compensation is equal to the decrease in the stock price during the quarter multiplied by the 200,000 shares.

     During the three months ended June 30, 2000, the Company also recorded a reduction in non-cash deferred compensation expense of $4,578,349 for the decrease during the quarter in the accrual of amounts earned under a deferred compensation plan established in 1999. This plan created an unfunded deferred compensation pool based on specified percentages of the Company's net income and increases in market capitalization. As of June 30, 2000, the entire amount of the liability for the deferred compensation pool is attributable to the increase in market capitalization of the Company since the plan was established. For the three months ended June 30, 2000, the reduction in deferred compensation expense was attributable to the decrease in market capitalization of the Company during the quarter then ended.

Comparison of Six Months ended June 30, 2000 and 1999

     Revenues

     With the disposition of the assets of its historical operations, the Company's sole source of revenue from continuing operations was interest income of $183,654 for the six months ended June 30, 2000, and $34,117 for the six months ended June 30, 1999, earned on temporary cash investments and notes receivable.

     Costs and Expenses

     General and administrative expenses associated with continuing operations increased from $338,447 for the six months ended June 30, 1999, to $699,173 for the six months ended June 30, 2000. The increase was principally related to increases in legal, consulting, and travel costs associated with the Net2Wireless transaction.

     For the reasons described above, during the six months ended June 30, 2000, the Company reduced previously recognized non-cash compensation by $1,200,000 related to the stock option to acquire 200,000 shares granted to the chief executive officer. The amount of the reduction in compensation is equal to the decrease in the stock price during the six months ended June 30, 2000 multiplied by the 200,000 shares.

     Likewise, for the reasons described above, during the six months ended June 30, 2000, the Company also recorded a reduction in non-cash deferred compensation expense of $1,084,804 for the decrease during the six months ended June 30, 2000, in the accrual of amounts earned under a deferred compensation plan. The reduction in deferred compensation expense was attributable to the decrease in market capitalization of the Company during the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had total current assets of $5,944,015, including cash and cash equivalents of $4,350,316. The Company had total current liabilities of $48,025 at June 30, 2000, resulting in working capital of $5,895,990.

     The Company's primary source of cash for the six months ended June 30, 2000, was $1,213,480 from the exercise of options and warrants. The Company's primary uses of cash for the six months ended June 30, 2000, were the $500,000 advance to Net2Wireless and net cash used to meet general and administrative expenses.

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

                                     PART II
                                OTHER INFORMATION


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

  SEC
Exhibit    Reference
Number       Number     Title of Document
-------    ---------    -----------------
1          (27)         Financial Data Schedule

REPORTS ON FORM 8-K

     During the quarter ended June 30, 2000, the Company filed five reports on Form 8-K dated April 7, May 31, June 6, June 22, and June 27, 2000, respectively. Subsequent to June 30, 2000, the Company filed one report on Form 8-K dated July 27, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sensar Corporation


Dated:  August 10, 2000           By   /s/ Howard S. Landa
                                    Howard S. Landa, Chairman of the Board
                                    (Chief Executive Officer and
                                    Principal Financial and Accounting Officer)