Form 10-Q/A
period 2000-03-31
SENSAR CORP /NV/
filed 2000-10-06
CIK 789851

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

      For the transition period from ________________ to ________________

                         Commission File Number 0-17020

                               Sensar Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                      87-0429944
---------------------------------------------          --------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

        50 West Broadway, Suite 501
           Salt Lake City, Utah                               84101
---------------------------------------------          --------------------
   (Address of principal executive offices)                 (Zip Code)

                                 (801) 350-0587
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                       -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

                                    Yes      No
                                       -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of May 5, 2000, the Issuer had 6,548,546 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
         Sensar Corporation (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of March 31, 2000 (unaudited), and December 31, 1999 (the end of the Company's most recently completed fiscal year), and unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1999.

                       SENSAR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                      March 31,                  December 31,
ASSETS                                                                   2000                        1999
                                                                     -------------              --------------
                                                                     (unaudited)
Current assets:
  Cash and cash equivalents                                          $   4,352,730              $    3,735,115
  Notes receivable                                                       1,800,609                   1,455,134
  Other current assets                                                      45,527                      25,598
                                                                     -------------              --------------
         Total current assets                                            6,198,866                   5,215,847

Office equipment and furnishings, net of accumulated
  depreciation                                                               5,421                      27,992

Investments                                                                      -                     325,000
                                                                     -------------              --------------
                                                                     $   6,204,287              $    5,568,839
                                                                     =============              ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                   $      72,081              $       31,438
  Accrued liabilities                                                       10,359                     150,320
                                                                     -------------              --------------
         Total current liabilities                                          82,440                     181,758

Deferred compensation                                                    8,835,585                   5,342,040

Deferred gain                                                              200,000                     200,000
                                                                     -------------              --------------

         Total liabilities and deferred gain                             9,118,025                   5,723,798
                                                                     -------------              --------------

Commitments and contingencies                                                    -                           -

Stockholders' deficit:
  Preferred stock, $0.001 par value, authorized
    10,000,000 shares; none issued and outstanding                               -                           -

  Common stock,  $0.001 par value;  authorized  290,000,000
    shares;  issued and outstanding 6,548,546 shares at
    March 31, 2000, and 6,326,038 shares at December 31, 1999                6,549                       6,326

Additional paid-in capital                                              39,403,529                  34,850,817

Accumulated deficit                                                    (42,323,816)                (35,012,102)
                                                                     -------------              --------------
         Total stockholders' deficit                                    (2,913,738)                   (154,959)
                                                                     =============              ==============
                                                                     $   6,204,287              $    5,568,839
                                                                     =============              ==============

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                         Three months ended March 31,
                                                             -----------------------------------------------------
                                                                      2000                         1999
                                                             ------------------------    -------------------------
Revenues
  Interest income                                                 $       85,699              $        4,493
                                                                  --------------              --------------
Costs and expenses:
  General and administrative                                             351,593                     127,402
  Compensation expense for stock options                               3,375,000                           -
  Deferred compensation expense                                        3,493,545                           -
  Unusual charges                                                        356,150                     125,000
                                                                  --------------              --------------
                                                                       7,576,288                     252,402
                                                                  --------------              --------------

Loss from continuing operations before income taxes                   (7,490,589)                   (247,909)

Income taxes                                                                   -                           -
                                                                  --------------              --------------
Loss from continuing operations                                       (7,490,589)                   (247,909)

Gain on sale of discontinued operations                                  178,875                   2,140,165

Loss from discontinued operations                                              -                    (364,791)
                                                                  --------------              --------------

Net income (loss)                                                 $   (7,311,714)             $    1,527,465
                                                                   =============               =============
Income (loss) per common share
  Continuing operations
    Basic and diluted                                             $        (1.15)             $         (0.05)

  Discontinued operations
    Basic and diluted                                             $         0.02              $          0.33

 Net income (loss)
    Basic and diluted                                             $        (1.13)             $          0.28

Weighted average common and common
  equivalent shares outstanding
  Basic and diluted                                                    6,498,117                   5,326,524

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Three months ended March 31,
                                                             -----------------------------------------------------
                                                                      2000                         1999
                                                             ------------------------    -------------------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Loss from continuing operations                              $    (7,490,589)             $     (247,909)
    Adjustments to reconcile loss from
      continuing operations to net cash used in
      continuing operations
      Depreciation                                                         1,978                         715
      Compensation expense for stock options                           3,375,000                           -
      Deferred compensation expense                                    3,493,545                           -
      Indemnity costs                                                    356,150                           -
      Changes in assets and liabilities
        Other current assets                                             (19,929)                    (18,771)
        Accounts payable                                                  40,643                       7,945
        Accrued liabilities                                             (139,961)                    121,018
                                                                 ---------------              --------------
  Net cash used in continuing operations                                (383,163)                   (137,002)

  Net cash provided by discontinued operations                                 -                     162,041
                                                                 ---------------              --------------
  Net cash provided by (used in) operating activities                   (383,163)                     25,039
                                                                 ---------------              --------------

Cash flows from investing activities:
  Purchase of office equipment and furnishings                           (10,557)                          -
  Collection of notes receivable                                         118,980                      10,950
  Issuance of note receivable                                           (500,000)                          -
                                                                 ---------------              --------------

  Net cash provided by (used in) investing
    activities of continuing operations                                 (391,577)                     10,950

  Net cash provided by sale of discontinued
    operations and other investing activities of
    discontinued operations                                              178,875                   4,148,188
                                                                 ---------------              --------------

  Net cash provided by (used in) investing activities                   (212,702)                  4,159,138
                                                                 ---------------              --------------

Cash flows from financing activities:
  Net proceeds from sale of common stock and
    exercise of options and warrants                                   1,213,480                      50,000
  Redemption of preferred stock                                                -                  (3,071,437)
                                                                 ---------------              --------------

  Net cash provided by (used in) financing activities
    of continuing operations                                           1,213,480                  (3,021,437)

  Net cash used in financing activities of
    discontinued operations                                                    -                     (15,833)
                                                                 ---------------              --------------

  Net cash provided by (used in) financing activities                  1,213,480                  (3,037,270)
                                                                 ---------------              --------------

Net increase in cash and cash equivalents                                617,615                   1,146,907

Cash and cash equivalents at beginning of period                       3,735,115                   1,212,473
                                                                 ---------------              --------------

Cash and cash equivalents at end of period                       $     4,352,730              $    2,359,380
                                                                 ===============              ==============

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

During April and May of 1999, the Company also granted options to acquire 200,000 shares of common stock to each of three new non-executive directors, half of which are exercisable at $1.50 per share and half at $2.50 per share. These options are subject to shareholder approval, which approval will be sought at the next meeting of shareholders. In November 1999, the board of directors also approved options to acquire an aggregate of 1,600,000 shares of common stock for $2.00 per share to participants in the Company's deferred compensation plan: the chief executive officer, the non-executive members of the board of directors, and the Company's chief consultant. These grants are also subject to shareholder approval, which approval will also be sought at the next meeting of shareholders. If these options are approved by the shareholders, the participants in the deferred compensation plan have agreed to abandon their interests in the deferred compensation pool and the board of directors has agreed to terminate the deferred compensation plan. If approved by the shareholders, the Company will record compensation expense as measured under generally accepted accounting principles on the date of shareholder approval, less the amount of the deferred compensation liability terminated at the date. For illustrative purposes, had such shareholder approval been obtained at March 31, 2000, when the closing price of the common stock was $46.625 per share, the Company would have recorded a non-cash compensation charge of approximately $90 million against operations. The net effect on the consolidated balance sheet at March 31, 2000, would have been to decrease liabilities and increase stockholders' equity by $8,835,585, respectively.

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

--------------------------------------------------------------------------------
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

                                     PART II
                                OTHER INFORMATION

--------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
EXHIBITS

         The following exhibits are included as part of this report:

                       SEC
Exhibit             Reference
Number                Number            Title of Document
------                ------            -----------------
  1                    (27)           Financial Data Schedule

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

                                       Sensar Corporation

Dated:  September 29, 2000             By /s/ Howard S. Landa
                                          ----------------------
                                          Howard S. Landa, Chairman of the Board
                                          (Chief Executive Officer and Principal
                                          Financial and Accounting Officer)