Form 10-K/A
period 1999-12-31
SENSAR CORP /NV/
filed 2000-10-10
CIK 789851

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

     For the transition period from __________________ to ________________

                         Commission file number 0-17020

                               Sensar Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                                     87-0429944
---------------------------------------------------        -----------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

50 West Broadway, Suite 501, Salt Lake City, Utah                84101
---------------------------------------------------        -----------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (801) 350-0587

Securities registered under section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
           None                                        None
     -------------------             -----------------------------------------

Securities registered under section 12(g) of the Act:

                         Common Stock, Par Value $0.001
--------------------------------------------------------------------------------
                                (Title of class)

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

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Item Number and Caption                                                     Page
-----------------------                                                     ----

PART I
------
1.       Business............................................................ 3

2.       Properties.......................................................... 8

3.       Legal Proceedings................................................... 8

4.       Submission of Matters to a Vote of Security Holders................. 8


PART II
-------
5.       Market for Registrant's Common Equity and Related Stockholder
         Matters............................................................. 9

6.       Selected Financial Data.............................................10

7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................11

8.       Financial Statements and Supplementary Data.........................14

9.       Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure............................................14


PART III
--------
10.      Directors and Executive Officers of the Registrant..................15

11.      Executive Compensation..............................................17

12.      Security Ownership of Certain Beneficial Owners and Management......22

13.      Certain Relationships and Related Transactions......................23


PART IV
-------
14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K....25


SIGNATURES...................................................................27

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

--------------------------------------------------------------------------------
                               ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         During the three months ended December 31, 1999, the Company did not hold a shareholders' meeting and no matters were submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

--------------------------------------------------------------------------------
                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

                  Quarter Ended            High Bid             Low Bid
                  -------------            --------             -------
                  March 31, 1998           $   9.219            $  5.781
                  June 30, 1998            $   7.969            $  4.375
                  September 30, 1998       $   5.000            $  1.094
                  December 31, 1998        $   1.484            $  0.625
                  March 31, 1999           $   1.094            $  0.703
                  June 30, 1999            $   3.594            $  0.859
                  September 30, 1999       $   2.797            $  1.500
                  December 31, 1999        $  34.250            $  2.094

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

--------------------------------------------------------------------------------
                         ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

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

                                                                                      Six Months
                                                                                        Ended                  Year Ended
                                               Year Ended December 31,                 December                 June 30,
                                 -----------------------------------------------         31,         -----------------------------
                                     1999             1998              1997            1996           1996(2)           1995(3)
                                 ------------      -----------      ------------     -----------     -----------        ----------
Statement of Operations
Data(1):
  Revenues:                      $    147,944      $   137,814      $    140,870     $    59,638     $    12,320        $    7,302
                                 ============      ===========      ============     ===========     ===========        ==========
  Income (loss) from
     continuing operations       $(11,995,158)     $(1,221,025)     $ (2,324,262)    $  (326,242)    $  (463,637)       $ (510,863)

  Income (loss) from
    discontinued operations            22,528       (5,702,419)      (12,493,549)     (1,317,678)     (1,242,611)          199,246

  Gain on sale of
     discontinued operations        3,268,250                -                 -               -               -                 -
                                 ------------      -----------      ------------     -----------     -----------        ----------
  Net loss                       $(8,704,380)      $(6,923,444)     $(14,817,811)    $(1,643,920)    $(1,706,248)       $ (311,617)
                                 ============      ===========      ============     ===========     ===========        ==========
  Basic earnings
     (loss) per common
     shares from
     continuing operations       $      (2.11)     $     (0.51)     $      (0.51)    $     (0.08)    $     (0.16)       $    (0.21)

  Basic earnings (loss)
     per common share from
     discontinued operations             0.58            (1.12)            (2.71)          (0.32)          (0.38)             0.08
                                 ------------      -----------      ------------     -----------     -----------        ----------
  Basic earnings
     (loss) per common
     share                       $      (1.53)     $     (1.63)     $      (3.22)    $     (0.40)    $     (0.54)       $    (0.13)
                                 ============      ===========      ============     ===========     ===========        ==========
  Weighted average
     common shares
     outstanding                    5,693,514        5,073,463      $  4,603,080       4,164,328       3,255,489         2,440,397

Balance Sheet Data:
  Working capital                $  5,034,089      $ 4,038,840      $  6,784,305     $15,584,953     $15,737,295        $6,549,131
  Total assets                   $  5,568,839      $ 4,317,769      $  7,104,476     $15,716,524     $16,032,158        $6,827,550
  Long-term liabilities
     and deferred gain           $  5,542,040      $         -      $          -     $         -     $    45,792        $  134,354
  Stockholders' equity
     (deficit)                   $   (154,959)     $ 4,049,572      $  6,853,003     $15,591,513     $15,661,097        $6,415,511
  Cash dividends declared
     per common share            $          -      $         -      $          -     $         -     $         -         $       -

                     (footnotes contained on following page)

-------------------------

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

--------------------------------------------------------------------------------
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The following discussion should be read in conjunction with the consolidated financial statements and related notes contained herein.

OVERVIEW

         During the year ended December 31, 1999, the Company completed the sale or disposition of its various product lines and technologies. The principal transactions were:

         o The completion of the sale of the assets of the acoustic and vibration product line to PCB Group, Inc. ("PCB") in March 1999;

         o        The sale of the Company's real estate to PCB in July 1999;

         o The sale of the assets associated with the Jaguar mass spectrometer product line to LECO Corporation in August 1999; and

         o The discontinuance of continued research and development with respect to the CrossCheck technology in August 1999.

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

--------------------------------------------------------------------------------
               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

         The  financial   statements  and  supplementary   data  are  set  forth
immediately following the signature page.

--------------------------------------------------------------------------------
            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         The Company and its current auditors have not disagreed on any items of accounting treatment or financial disclosure.

                                    PART III

--------------------------------------------------------------------------------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

         Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

                                      Position and            Director and/or
              Name             Age    Office Held        Executive Officer Since
              ----             ---    -----------        -----------------------
         Howard S. Landa       52     CEO and Chairman
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

--------------------------------------------------------------------------------
                         ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the chief executive officer and the other executive officer of the Company who received compensation in excess of $100,000 for the periods indicated.

SUMMARY COMPENSATION TABLE

                                                                                 Long Term Compensation
                                                                           -----------------------------------
                                                Annual Compensation                 Awards           Payouts
                                          -------------------------------- ------------------------- --------- ---------------
            (a)                  (b)         (c)        (d)        (e)        (f)          (g)         (h)          (i)
                                                                  Other                 Securities
                                                                 Annual    Restricted   Underlying               All Other
                                                                 Compen-     Stock       Options/      LTIP       Compen-
         Name and                          Salary      Bonus    sation(1)   Award(s)       SARs      Payouts       sation
    Principal Position          Year         ($)        ($)        ($)        ($)          (#)         ($)          ($)
---------------------------- ------------ ---------- ---------- ---------- ----------- ------------- --------- ---------------
  Howard S. Landa, CEO       12/31/99(2)    $66,585         $0         $0          $0  1,000,000(10)       $0   $3,908,810(8)
    and Chairman of the
    Board

  Andrew C. Bebbington,      12/31/99(3)   $175,631    $50,000     $2,316          $0    750,000(3)        $0     $125,000(9)
    Former CEO and           12/31/98      $250,000   $100,000     $6,569          $0    400,000(7)        $0      $53,303(6)
    Chairman of the Board    12/31/97(4)    $31,250         $0       $575          $0    400,000(7)        $0              $0

  Jeffrey S. Cohen,          12/31/99       $83,060    $30,000     $6,948          $0     40,000           $0      $70,000(9)
    Former Chief                                                                                                   $29,238(6)
    Operating Officer and    12/31/98(5)   $128,333    $45,000     $6,001          $0    120,000           $0      $14,577(6)
    Director
------------------------------------------------------------------------------------------------------------------------------

-------------------------

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

------------------------------------------------------------------------------------------------------------------------------
          (a)                (b)            (c)            (d)          (e)           (f)            (g)
                                        % of Total
                             Number of Options/SARs
                              Securities Granted to
                          Underlying     Employees     Exercise or
                         Options/SARs     During       Base Price    Expiration
         Name            Granted (#)    Fiscal Year     ($/share)       Date         5%($)         10%($)            0%
------------------------------------------------------------------------------------------------------------------------------
Howard S. Landa          1,000,000           55.9%         (1)          (1)        $1,831,188    $ 2,235,000     $1,100,000

Andrew C. Bebbington       750,000           41.9%         (3)          (3)        $1,431,961    $ 1,732,969     $1,031,250

Jeffrey S. Cohen            40,000            2.2%         (2)          (2)        $   35,763    $    53,100     $        0
------------------------------------------------------------------------------------------------------------------------------

-------------------------

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

           (a)                     (b)                 (c)                  (d)                     (e)
                                                                         Number of
                                                                        Securities                Value of
                                                                        Underlying              Unexercised
                                                                        Unexercised             In-the-Money
                                                                      Options/SARs at         Options/SARs at
                                                                        FY End (#)               FY End ($)
                             Shares Acquired                           Exercisable/             Exercisable/
           Name              on Exercise (#)   Value Realized ($)      Unexercisable           Unexercisable
--------------------------------------------------------------------------------------------------------------------
Howard S. Landa                     0                  $0             200,000/800,000      $5,550,000/$22,200,000

Andrew C. Bebbington             50,000             $518,748          50,000/650,000       $1,362,500/$18,037,500

Jeffrey S. Cohen                 40,000              $68,750                0/0                    $0/$0

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

         The deferred compensation pool consists of two components: (a) an increasing percentage of 3% to 7-1/2% of the net income of the Company subsequent to March 31, 1999, in excess of $2 million, excluding gains on the sale of the technologies then held by the Company and excluding compensation charges related to the granting of options, but including 75% of any net unrealized gain on investments made by the Company in marketable securities subsequent to March 31, 1999; and (b) an amount equal to 7-1/2% of any increase in the market capitalization of the Company above $13.4 million that is in excess of 150% of the increase in the Russell 2000 Index over the same period. The maximum amount permitted to be included in the compensation pool under these two components is $25 million and $50 million, respectively. The deferred compensation pool is fixed at December 31, 2002, or, if sooner, on any change of control, such as the proposed merger with Net2Wireless. In the event of a change of control, the deferred compensation pool may not be less than $5 million. The pool is required to be paid in cash unless payment in stock of the Company has been approved by the shareholders, which has not occurred.

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

                               Board of Directors:
                                 Howard S. Landa
                                 Brian B. Lewis
                                 Steven P. Strasser
                                 Mickey Hale

--------------------------------------------------------------------------------
                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

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

                    Name and Address                      Nature of              Number of
                of Beneficial Owners(1)                   Ownership            Shares Owned        Percent(2)
        -----------------------------------------    --------------------    ------------------    -----------
        Principal Stockholder
        ---------------------
            S.A.C. Capital Advisors(3)               Common Stock                   443,600              6.8%

        Directors
        ---------
            Howard S. Landa                          Common Stock(4)                 56,076              0.9%
                                                     Options(5)                   1,000,000             13.3%
                                                                             ------------------
                                                     Total                        1,056,076             14.0%

            Brian B. Lewis                           Common Stock(6)                  9,000              0.1%
                                                     Options(7)                     250,000              3.7%
                                                                             ------------------
                                                     Total                          259,000              3.8%

            Steven P. Strasser                       Common Stock                    12,500              0.2%
                                                     Options(7)                     250,000              3.7%
                                                                             ------------------
                                                                             ------------------
                                                     Total                          262,500              3.9%

            Mickey Hale                              Common Stock                    16,700              0.3%
                                                     Options(7)                     250,000              3.7%
                                                                             ------------------
                                                                             ------------------
                                                     Total                          266,700              3.9%

        All Executive Officers and                   Common Stock                    94,276              1.4%
          Directors as a Group (four persons)        Options                      1,750,000             21.1%
                                                                             ------------------
                                                     Total                        1,844,276             22.2%

-------------------------

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


--------------------------------------------------------------------------------
             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

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

         The Company has entered into an  indemnification  agreement with Howard
S. Landa. Under that agreement, Mr. Landa has agreed to indemnify the Company for any costs arising out of the litigation, Edgar Lee, et al. v. Sensar Corporation, subsequent to March 1, 2000, including costs of defense and the payment of any settlement or judgment. Under the terms of the indemnification agreement, the Company has agreed to transfer to Mr. Landa the assets held by the Company's subsidiary, Eagle Lake Ventures, Inc., including the right to use that name. These assets had a book value of $352,992 at December 31, 1999, and include two minority investments in unrelated companies, with a total combined cost to the Company of $325,000. In addition, Mr. Landa agreed to assume the lease for the office space located at 50 West Broadway, Suite 501, Salt Lake City, Utah. Mr. Landa will receive miscellaneous office furniture and other fixed assets located at that office. Finally, Mr. Landa has agreed to make any space that the Company would like to have at the Salt Lake City office available prior to the merger at no charge and thereafter, for a period of one year subsequent to the closing of the merger, at a cost of $1.00 per month. This agreement was approved by the board of directors of the Company but was not negotiated at arms-length. Because of the contingent nature of the litigation and the inability of the parties to currently predict the outcome, it is uncertain what the cost would have been to the Company to obtain similar benefits from an unrelated third-party.

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

                                    PART IV

--------------------------------------------------------------------------------
              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                               REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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

   4                (3)             Designation of Rights, Privileges, and              Exhibit to report on
                                    Preferences of 1998 Series A Preferred Stock        Form 8-K dated
                                                                                        February 13, 1998*

   5                (3)             Bylaws                                              Registration Statement
                                                                                        filed on Form S-18,
                                                                                        Exhibit 5, SEC File
                                                                                        No. 33-3365-D*

   6                (10)            Agreement by and among Sensar                       Exhibit to report on
                                    Corporation and Net2Wireless, Inc.,                 Form 10-K for the year
                                    dated December 8, 1999                              ended December 31, 1999*


   7                (10)            First Amendment to Agreement by and                 Exhibit to report on
                                    between Sensar Corporation and                      Form 10-K for the year
                                    Net2Wireless, Inc., dated January 4, 2000           ended December 31, 1999*


   8                (10)            Second Amendment to Agreement by and                Exhibit to report on
                                    between Sensar Corporation and                      Form 10-K for the year
                                    Net2Wireless Corporation (formerly                  ended December 31, 1999*
                                    Net2Wireless, Inc.), dated March 21, 2000

                      SEC
Exhibit           Reference
   No.                No.           Title of Document                                   Location
   ---                ---           -----------------                                   --------
   9                (10)            Executive Employment Agreement of                   Exhibit to report on
                                    Howard S. Landa effective                           Form 10-Q for the
                                    April 22, 1999                                      quarter ended
                                                                                        June 30, 1999*

   10               (10)            Deferred Compensation Plan                          Exhibit to report on
                                    Adopted by the Board of Directors                   Form 10-K for the year
                                    Effective May 1, 1999                               ended December 31, 1999*

   11               (10)            1997 Stock Option and Award Plan                    Exhibit to report on
                                                                                        Form 10-Q for the
                                                                                        quarter ended
                                                                                        March 31, 1997*

   12               (10)            Asset Purchase Agreement by and among               Exhibit "A" to Proxy
                                    PCB Group, Inc., Beehive Acquisition Corp.,         Statement dated
                                    LarsonoDavis Incorporated, and LarsonoDavis         February 16, 1999*
                                    Laboratories, dated November 30, 1998,              and Exhibit to report
                                    as amended February 16, 1999, and                   on Form 10-K for the
                                    March 31, 1999                                      year ended
                                                                                        December 31, 1998*

   13               (10)            Asset Purchase Agreement between                    Exhibit to report on
                                    Sensar Instruments, Inc., Sensar                    Form 8-K dated
                                    Corporation, and LECO Corporation,                  August 19, 1999*
                                    dated August 19, 1999

   14               (10)            Form of Market Stand Off and                        Exhibit to report on
                                    Redemption Agreement by and between                 Form 10-K for the
                                    LarsonoDavis Incorporated and Investors             year ended
                                    of 1998 Series A Preferred Stock,                   December 31, 1998*
                                    dated January, 1999

   15               (21)            Subsidiaries of LarsonoDavis Incorporated           Exhibit to report on
                                                                                        Form 10-KSB for the
                                                                                        year ended
                                                                                        June 30, 1996*

   16               (23)            Consent of Grant Thornton LLP                       This Filing

   17               (27)            Financial Data Schedule                             Exhibit to report on
                                                                                        Form 10-K for the year
                                                                                        ended December 31, 1999*
----------------------

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

Dated:  September 29, 2000                  By /s/ Howard S. Landa
                                               ----------------------
                                               Howard S. Landa, Director

Dated:  September 29, 2000                  By /s/ Brian B. Lewis
                                               ---------------------
                                               Brian B. Lewis, Director

Dated:  September 29, 2000                  By /s/ Steven P. Strasser
                                               -------------------------
                                               Steven P. Strasser, Director

Dated:  September 29, 2000                  By /s/ Mickey Hale
                                               ------------------
                                               Mickey Hale, Director

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

<PAGE F-1>

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

<PAGE F-2>

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

<PAGE F-3>

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

<PAGE F-4>

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
                                  ==========   =======        ==========       ==========    ===========      ============

                                                      (Continued)
<PAGE F-5>

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
                                Years ended December 31, 1999, 1998 and 1997
                                                (Continued)

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

<PAGE F-6>

                                             Sensar Corporation and Subsidiaries

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31,
                                                                                    -----------------------------------------
                                                                                        1999           1998          1997
                                                                                    ------------   -----------    -----------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities

Loss from continuing operations                                                     $(11,995,158)  $(1,221,025)   $(2,324,262)

Adjustments to reconcile loss from continuing operations to net cash used in continuing operations

Depreciation                                                                               6,385         2,475          4,294

Compensation expense for stock options (Note J)                                        5,885,833             -              -
Deferred compensation expense (Note E)                                                 5,342,040             -              -
Stock issued in payment of compensation                                                        -        46,338      1,188,041

Interest expense from beneficial conversion feature                                       30,890             -              -
Provision for (recovery of) impairment losses                                           (157,239)      621,549              -
Changes in assets and liabilities

Other current assets                                                                     (24,989)       26,886        (84,218)

Accounts payable                                                                         (94,304)      (35,614)        97,871

Accrued liabilities                                                                      112,138        57,201         69,520
                                                                                    ------------   -----------    -----------
Net cash used in
continuing operations                                                                   (894,404)     (502,190)    (1,048,754)

Net cash used in
discontinued operations                                                                 (195,411)   (2,207,682)    (4,073,303)
                                                                                    ------------   -----------    -----------
Net cash used in
operating activities                                                                  (1,089,815)   (2,709,872)    (5,122,057)
                                                                                    ------------   -----------    -----------
  Cash flows from investing activities

Purchase of office equipment and furnishings                                             (23,645)       (9,022)          (200)

Collection of notes receivable                                                           365,411             -              -
Issuance of note receivable                                                              (35,000)            -              -
Increase in investments                                                                 (325,000)            -              -
                                                                                    ------------   -----------    -----------
Net cash used in investing activities of
continuing operations                                                                    (18,234)       (9,022)          (200)

Net cash provided by (used in) sale of
discontinued operations and other investing
activities of discontinued operations                                                  5,566,491        37,495       (854,011)
                                                                                    ------------   -----------    -----------
Net cash provided by (used in)
investing activities                                                                   5,548,257        28,473       (854,211)
                                                                                    ------------   -----------    -----------

<PAGE F-7>

                                             Sensar Corporation and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                            Year ended December 31,
                                                                                    -----------------------------------------
                                                                                        1999           1998          1997
                                                                                    ------------   -----------    -----------
  Cash flows from financing activities
Net proceeds from issuance of common
stock and exercise of options and warrants                                             1,628,984     3,743,485      4,627,630

Redemption of preferred stock                                                         (3,071,437)            -              -
Preferred dividends paid                                                                       -             -        (15,000)
Proceeds from issuance of convertible debenture                                           40,000             -              -
                                                                                    ------------   -----------    -----------
Net cash provided by (used in) financing
activities of continuing operations                                                   (1,402,453)    3,743,485      4,612,630

Net cash used in financing activities of
discontinued operations                                                                  (15,833)   (1,515,088)      (104,583)
                                                                                    ------------   -----------    -----------
Net cash provided by (used in)
financing activities                                                                  (1,418,286)    2,228,397      4,508,047
                                                                                    ------------   -----------    -----------
Effect of exchange rates on cash                                                               -       (64,512)       (15,848)

Net increase (decrease) in cash and cash equivalents                                   3,040,156      (517,514)    (1,484,069)
                                                                                    ------------   -----------    -----------
Cash and cash equivalents at beginning of year                                           694,959     1,212,473      2,696,542
                                                                                    ------------   -----------    -----------
Cash and cash equivalents at end of year                                            $  3,735,115    $  694,959    $ 1,212,473
                                                                                    ============    ==========    ===========
Supplemental disclosures of cash flow information
  Cash paid during the year for
Interest                                                                            $     29,839    $  146,510    $   299,438
Income taxes                                                                                   -             -              -

Significant noncash investing and financing activities
  Acquisition of equipment through long-term obligations                            $          -    $        -    $   326,960
  Notes receivable issued in exercise of stock options                                         -       726,190         69,375
  Conversion of debenture into common stock                                               40,000             -              -


The accompanying notes are an integral part of these financial statements.

<PAGE F-8>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

<PAGE F-9>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

8.     Fair value of financial instruments



The estimated fair value of financial instruments is not presented because, in management's opinion, the carrying amounts and estimated fair values of financial instruments in the accompanying consolidated balance sheets are not materially different due to the short period of time to maturity of the financial instruments.



<PAGE F-10>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9.     Stock options



The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). For options granted to employees that do not qualify for fixed plan accounting (i.e., options with cashless exercise provisions) under APB 25, the Company recognizes compensation expense equal to the change in the stock price above the exercise price. For options granted for services from non-employees, the Company follows the provisions of SFAS 123 and records compensation expense equal to the fair value of options granted.



NOTE B  -  DISCONTINUED OPERATIONS

Historically, the Company developed and marketed various products in one industry segment, analytical instrumentation. These historical product lines were sold or otherwise disposed of as follows:



1. During 1998, the Company sold its supercritical fluid chromatography (SFC) product and abandoned its TOF2000 mass spectrometer product. The SFC product was not significant to the operations of the Company. With the abandonment of the TOF2000 product, the Company recognized an unusual charge of $2,458,004 principally related to write off of intangible assets and a charge to cost of sales of $490,882 for the write off of inventory.



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



3. The Jaguar mass spectrometer assets and operations were sold to LECO Corporation (LECO) in August 1999. The Company received proceeds of approximately $1.8 million, consisting of cash of approximately $800,000 (net of certain expenses, payments, and third quarter losses, but without deductions for losses incurred prior to June 30 or the delivery of two Jaguar units to Brigham Young University at no charge), and a non-interest bearing note with a carrying value of $1,000,000 (interest imputed at 6.92 percent). The note is due August 2000 and is not collateralized. The Company recognized a gain of approximately $416,000 on the sale.





4. The CrossCheck technology was returned to Brigham Young University and the associated license agreement was terminated during the quarter ended September 30, 1999. The Company recognized a loss of approximately $76,000 from the disposal of this technology.



<PAGE F-11>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE B  -  DISCONTINUED OPERATIONS - CONTINUED



5. In August 1999, the right to receive royalty payments on the ANOMS intellectual property was assigned to Lochard Pty Ltd for installment payments totaling $200,000 to be received between August 1999 and February 2000, plus contingent payments based upon future performance. The Company recognized a gain of approximately $189,000 on the transaction.



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

                                                                      Year ended December 31,
                                                           ------------------------------------------
                                                                1999          1998           1997
                                                           ------------   -----------    ------------
Net sales                                                  $  1,763,711   $  8,729,192   $  8,313,328

Costs and operating expenses:

Cost of sales                                                  (970,730)    (5,241,186)    (6,074,883)
Research and development                                       (653,605)    (2,919,945)    (4,860,993)
Selling, general and administrative                            (833,608)    (3,346,298)    (4,938,114)


Unusual credits (charges), net                                  537,258     (2,786,784)    (4,553,391)


                                                           ------------   ------------   ------------
Operating loss                                                 (156,974)    (5,565,021)   (12,114,053)
Other expense, net                                              (70,470)      (137,398)      (379,496)
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
                                                           ============   ============   ============

<PAGE F-12>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE B  -  DISCONTINUED OPERATIONS - CONTINUED



Unusual credits (charges), net is comprised of the following:

                                                           Year ended December 31,
                                                  ------------------------------------------
                                                     1999           1998            1997
                                                  ----------    ------------    ------------
Termination payments to personnel of
  discontinued operations and other
  related costs                                   $(129,000)              -        (87,906)

Provision for costs and estimated losses on
  the discontinuance of the TOF2000 and
  SFC products and closure of machine
  shop                                              106,330        (351,626)             -

Settlement, net of expenses                         466,765               -              -

Writedowns of assets:
TOF2000                                                   -      (2,458,004)             -
Long-term contractual arrangement                         -               -     (2,556,903)
ENOMS and other intangibles                               -               -     (1,649,373)
U.K. property and equipment                               -               -        (75,878)

Other                                                93,163          22,846       (183,331)
                                                  ---------     -----------    -----------
                                                  $ 537,258     $(2,786,784)   $(4,553,391)
                                                  =========     ===========    ===========


Net assets of discontinued operations consist of the following elements at December 31, 1998 (none at December 31, 1999):


Trade accounts receivable, net               $1,681,755
Inventories                                   2,046,871
Other current assets                             93,160
Property and equipment, net                   1,316,516
Assets under capital lease obligations, net     202,026
Intangible assets, net                          322,779
Accounts payable                               (412,379)
Accrued liabilities                            (779,228)
Long-term debt                                 (682,982)
Capital lease obligations                      (297,049)
                                             ----------
Total                                        $3,491,469
                                             ==========

<PAGE F-13>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



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

<PAGE F-14>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

<PAGE F-15>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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
                                             =============   =============

<PAGE F-16>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE F  -  INCOME TAXES - CONTINUED

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

<PAGE F-17>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE G  -  PREFERRED STOCK - CONTINUED

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

<PAGE F-18>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE H  -  COMMON STOCK - CONTINUED

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
                                                            ============   ============   ============

<PAGE F-19>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE I  -  EARNINGS (LOSS) PER COMMON SHARE - CONTINUED

                                                                                                      Year ended December 31,
                                                                                                    -------------------------------
                                                                                                    1999 1998       1997
                                                                                                  ---------   ---------  ---------
Common shares outstanding during the entire year                                                  5,228,366   4,850,157  4,287,116
                                                                                                  ---------   ---------  ---------
Weighted average common shares issued during the year                                               465,148     223,306    315,964
                                                                                                  ---------   ---------  ---------
Weighted average number of common shares used in basic EPS                                        5,693,514   5,073,463  4,603,080

Dilutive effect of stock options and warrants                                                             -           -          -
                                                                                                  ---------   ---------  ---------
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS                                                                  5,693,514   5,073,463  4,603,080
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

A summary of the status of the options granted under the Company's stock option plans and employment agreements at December 31, 1999, 1998, and 1997 and changes during the years then ended is presented in the table below:

<PAGE F-20>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE J  -  STOCK OPTIONS AND WARRANTS - CONTINUED

1.     Stock-based compensation plans - continued

                                                Year ended December 31,
                          ---------------------------------------------------------------------
                                 1999                    1998                   1997
                          ---------------------  ---------------------- -----------------------
                                     Weighted-               Weighted-               Weighted-
                                      average                 average                 average
                                      exercise                exercise                exercise
                           Shares      price       Shares      price       Shares      price
Outstanding at beginning
of year                    924,990   $    10.53  1,014,736   $    13.55  1,219,936   $    12.18
                          ---------              ----------  ----------
Granted                    560,000         2.05    704,000         9.95    480,800        15.35
Exercised                 (105,880)        1.61   (110,546)        6.58   (116,000)        6.70
Forfeited                 (830,178)        9.44   (130,400)       12.88          -            -
Canceled                   (24,000)        7.34   (552,800)       15.55   (570,000)       13.53
                          --------                --------               ---------
Outstanding at end
of year                    524,932   $     5.17    924,990   $    10.53  1,014,736   $    13.55
                          ========                ========               =========
Exercisable at
end of year                515,144   $     5.03    482,994   $    10.20    469,742   $    11.23
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
                            =======                                   =======

<PAGE F-21>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE J  -  STOCK OPTIONS AND WARRANTS - CONTINUED

1.     Stock-based compensation plans - continued

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



A new chief executive officer was appointed in April 1999 (Note C). In conjunction with his appointment, the chief executive officer was granted an option to acquire 200,000 shares of common stock, half of which are exercisable at $1.50 per share and half at $2.50 per share. During April and May, three new non-executive directors were appointed to the board. On appointment, each received an option to acquire 200,000 shares of common stock, half of which are exercisable at $1.50 per share and half at $2.50 per share. Under Nasdaq corporate governance rules, these options to acquire 600,000 shares of common stock are subject to shareholder approval, which approval will be sought at the next meeting of shareholders. If approved by the shareholders, these options to acquire 600,000 shares will be considered granted for accounting purposes on the date of shareholder approval and accounted for accordingly. Additionally, options to acquire an aggregate of 360,000 shares of common stock have been granted principally to nonemployees, at prices ranging from $1.50 to $2.50 per share. All of these options are immediately exercisable, generally expire three years after grant, and have a cashless exercise provision.



<PAGE F-22>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE J  -  STOCK OPTIONS AND WARRANTS - CONTINUED

1.     Stock-based compensation plans - continued

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

<PAGE F-23>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE J  -  STOCK OPTIONS AND WARRANTS - CONTINUED

1.     Stock-based compensation plans - continued

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



The 1997 Employee Plan reserves 300,000 shares of common stock for issuance pursuant to stock options or stock awards granted, of which options to acquire 151,880 shares have been exercised or are outstanding and 105,554 shares have been awarded to employees and others as of December 31, 1999. Concurrently with the granting of certain options in 1998, the Company canceled existing options previously granted to certain employees to purchase 72,800 shares of common stock at prices ranging from $11.725 to $26.25 per share. Shares awarded primarily consist of stock issued to former management in November 1997 in connection with their termination and were recorded at fair value of $1,150,000 on the date of their termination.



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

<PAGE F-24>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE J  -  STOCK OPTIONS AND WARRANTS - CONTINUED

1.     Stock-based compensation plans - continued



The Company accounts for options granted to management and to the members of the board of directors under APB 25 and its related interpretations and the opinions of the Emerging Issues Task Force. Had compensation cost for these plans been determined based on the fair value of the options at the grant dates for awards under these plans consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below. The significant decrease in pro forma net loss for 1999 is principally associated with options to acquire 240,000 shares of common stock granted to management for which $5,618,750 of compensation was recorded under APB 25, but for which only $139,212 would have been recorded under SFAS 123 using the Black-Scholes model.



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

<PAGE F-25>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE J  -  STOCK OPTIONS AND WARRANTS - CONTINUED

2.     Stock warrants - continued

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

A summary of the status of common stock underlying the warrants issued and changes during the years is presented in the table below:

                                        Year ended December 31,
                   --------------------------------------------------------------------
                           1999                   1998                   1997
                   ----------------------   --------------------   --------------------
                                Weighted-              Weighted-              Weighted-
                                average                average                average
                                exercise               exercise               exercise
                    Shares      price       Shares     price       Shares     price
                    ------      ---------   ------     ---------   ------     ---------
Outstanding at
beginning of year   654,680     $17.33       840,067   $17.23       840,067   $15.63
Granted             537,130       1.84       309,634    12.28       345,045    21.88

Exercised          (411,764)      1.79       (29,633)   13.25      (345,045)   13.25


Expired                   -          -      (465,388)   14.03             -        -

Canceled           (777,246)     14.91             -        -             -        -
                   --------                 --------               --------

Outstanding at
end of year           2,800     $ 1.25       654,680   $17.33       840,067   $17.23
                   ========                 ========               ========

<PAGE F-26>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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



In October 1998, the Company filed suit against Brian G. Larson, a former chief executive officer, seeking reimbursement of withholding taxes it paid on his behalf in the amount of $164,826. Mr. Larson filed a counterclaim, which was subsequently dismissed by the court without prejudice. In June 1999, these matters were settled by (1) Mr. Larson returning 65,782 shares of common stock to the Company; (2) Mr. Larson giving the Company a note in the amount of $35,545; (3) the Company forgiving a note from Mr. Larson in the amount of $109,313 from the exercise of options; and (4) the Company granting Mr. Larson an option to acquire 50,000 shares of common stock at $2.50 per share. The settlement resulted in a net recovery to the Company of $12,035.



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

<PAGE F-27>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE M  -  UNUSUAL CHARGES

The Company has incurred the following unusual charges (credits) during the years covered by the financial statements:

                                                                           Year ended December 31,
                                                                     ---------------------------------
                                                                        1999         1998       1997
                                                                     -----------  ---------  ---------
Termination benefits paid to former executive
  management                                                         $ 125,000    $      -   $1,383,964
Write down (recovery) of receivable from former
  executive officer and related litigation costs                       (12,035)    187,492            -
Write down (recovery) of notes receivable and
  accrued interest from former executive
  management for exercise of stock options                            (144,628)    456,723            -
Other charges                                                                -       5,734            -
                                                                     ---------    --------   ----------
                                                                     $ (31,663)   $649,949   $1,383,964
                                                                     =========    ========   ==========



NOTE N  -  AGREEMENT WITH NET2WIRELESS



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

<PAGE F-28>

                       Sensar Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE N  -  AGREEMENT WITH NET2WIRELESS - CONTINUED



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



In exchange for the indemnification and the assumption of the lease in March 2000, the Company distributed to the chairman of the board the minority investment interests held by the Company with a book value of $325,000 at December 31, 1999,and the office furniture and equipment located at the Company's Salt Lake City office with a book value of $27,992 at December 31, 1999. The distribution of assets in exchange for the indemnification will be accounted for as an unusual charge to continuing operations in the quarter ending March 31, 2000. The chairman has also agreed to provide 100 hours of transitional services to the Company to assist new management.



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

<PAGE F-29>