Form 10-Q
period 2000-11-08
SENSAR CORP /NV/
filed 2000-11-14
CIK 789851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

                         Commission File Number 0-17020

                               Sensar Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                                     87-0429944
----------------------------------------------          -------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

         50 West Broadway, Suite 501
            Salt Lake City, Utah                                 84101
----------------------------------------------             ---------------
  (Address of principal executive offices)                    (Zip Code)

                                 (801) 350-0587
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
                 -----------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

                                 Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 10, 2000, the Company had 6,548,546 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Sensar Corporation (the "Company") has included the consolidated balance sheets of the Company and its subsidiaries as of September 30, 2000 (unaudited), and December 31, 1999 (the end of the Company's most recently completed fiscal year), and unaudited consolidated statements of income for the three and nine months ended September 30, 2000 and 1999, and unaudited consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1999.

                       SENSAR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                September 30,            December 31,
                                                                     2000                    1999
                                                             ---------------------    --------------------
                                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $   5,164,929            $   3,735,115
  Notes receivable                                                     500,000                1,455,134
  Other current assets                                                  68,982                   25,598
                                                                 -------------            -------------
    Total current assets                                             5,733,911                5,215,847

Office equipment and furnishings, net of
  accumulated depreciation                                               5,900                   27,992
Investments                                                                  -                  325,000
                                                                 -------------            -------------

                                                                 $   5,739,811            $   5,568,839
                                                                 =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)

Current liabilities:
  Accounts payable                                               $      53,157            $      31,438
  Accrued liabilities                                                    5,212                  150,320
                                                                 -------------            -------------
    Total current liabilities                                           58,369                  181,758

Deferred compensation                                                3,320,614                5,342,040

Deferred gain                                                          200,000                  200,000
                                                                 -------------            -------------

    Total liabilities and deferred gain                              3,578,983                5,723,798
                                                                 -------------            -------------

Commitments and contingencies                                                -                        -

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; authorized
    10,000,000 shares; none issued and outstanding                           -                        -
  Common stock, $0.001 par value; authorized 290,000,000
    shares; issued and outstanding 6,548,546 shares at
    September 30, 2000, and 6,326,038 shares at
    December 31, 1999                                                    6,549                    6,326

  Additional paid-in capital                                        34,769,460               34,850,817

  Accumulated deficit                                              (32,615,181)             (35,012,102)
                                                                 -------------            -------------

    Total stockholders' equity (deficit)                             2,160,828                 (154,959)
                                                                 -------------            --------------

                                                                 $   5,739,811            $   5,568,839
                                                                 =============            =============

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                    Three months ended September 30,          Nine months ended September 30,
                                                  -------------------------------------     ------------------------------------
                                                       2000                 1999                 2000                1999
                                                  ----------------     ----------------     ---------------    -----------------
Revenues
  Interest income                                   $      95,027        $      42,072        $    278,681       $      76,189
                                                    -------------        -------------        ------------       -------------
Costs and operating expenses:
  General and administrative                              271,938              231,907             971,111             570,354
  Compensation expense for stock options                        -             (308,424)         (1,200,000)            408,904
  Deferred compensation expense                          (936,622)                   -          (2,021,426)                  -
  Interest expense                                              -               31,390                   -              31,390
  Other expense                                                 -                    -                   -              21,665
  Unusual charges, net                                          -                    -             356,150             157,860
                                                    -------------        -------------        ------------       -------------
                                                         (664,684)             (45,127)         (1,894,165)          1,190,173
                                                    --------------       --------------       -------------      -------------
  Income (loss) from continuing
    operations before income taxes                        759,711               87,199           2,172,846          (1,113,984)

Income taxes                                                    -                    -                   -                   -
                                                    -------------        -------------        ------------       -------------

Income (loss) from continuing operations                  759,711               87,199           2,172,846          (1,113,984)

Gain on sale of discontinued operations                    15,200            1,180,639             224,075           3,251,906

Income from discontinued operations                             -                    -                   -              22,528
                                                    -------------        -------------        ------------       -------------

Net income                                          $     774,911        $   1,267,838        $  2,396,921       $   2,160,450
                                                    =============        =============        ============       =============

Income (loss) per common share:
  Continuing operations:
    Basic                                           $       0.12         $       0.02         $       0.33       $      (0.20)
    Diluted                                                 0.11                 0.01                 0.32              (0.20)

  Discontinued operations:
    Basic                                           $       0.00         $       0.20         $       0.04       $       0.58
    Diluted                                                 0.00                 0.20                 0.03               0.58

  Net income:
    Basic                                           $       0.12         $       0.22         $       0.37       $       0.38
    Diluted                                                 0.11                 0.21                 0.35               0.38

Weighted average common and common equivalent shares:

    Basic                                               6,548,546            5,822,646           6,531,798           5,610,460
    Diluted                                             6,791,724            5,995,122           6,801,664           5,610,460

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine months ended September 30,
                                                                       --------------------------------------------
                                                                              2000                    1999
                                                                       -------------------     --------------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Income (loss) from continuing operations                               $   2,172,846           $ (1,113,984)
    Adjustments to reconcile income (loss) from continuing
      operations to net cash used in continuing operations
      Depreciation                                                                 2,623                  2,951
      Compensation from stock option grants                                   (1,200,000)               408,904
      Deferred compensation expense                                           (2,021,426)                     -
      Indemnity costs                                                            356,150                      -
      Interest expense from beneficial conversion feature                              -                 30,890
      Provision for impairment losses                                                  -                 49,306
      Changes in assets and liabilities:
        Other current assets                                                     (43,384)               (44,904)
        Accounts payable                                                          21,719                (58,625)
        Accrued liabilities                                                     (145,108)                42,655
                                                                           --------------          ------------
          Net cash used in continuing operations                                (856,580)              (682,807)
          Net cash used in discontinued operations                                     -               (137,586)
                                                                           -------------           -------------
          Net cash used in operating activities                                 (856,580)              (820,393)
                                                                           --------------          -------------

  Cash flows from investing activities
    Purchase of property and equipment                                           (11,681)                (7,431)
    Proceeds from sale of property and equipment                                       -                  1,677
    Collection of notes receivable                                             1,419,589                249,740
    Issuance of notes receivable                                                (500,000)               (35,000)
    Increase in investments                                                            -               (450,000)
                                                                           -------------           -------------
          Net cash provided by (used in) investing activities of
            continuing operations                                                907,908               (241,014)
          Net cash  provided by sale of  discontinued  operations
            and other investing activities of discontinued operations            224,075              5,550,147
                                                                           -------------           ------------

          Net cash provided by investing activities                            1,131,983              5,309,133
                                                                           -------------           ------------

  Cash flows from financing activities
    Net proceeds from issuances of common stock and
      exercise of options and warrants                                         1,154,411              1,035,746
    Redemption of preferred stock                                                      -             (3,071,437)
    Proceeds from issuance of convertible debenture                                    -                 40,000
                                                                           -------------           ------------
          Net cash provided by (used in) financing
            activities of continuing operations                                1,154,411             (1,995,691)
          Net cash used in financing activities of
            discontinued operations                                                    -                (15,833)
                                                                           -------------           -------------
          Net cash provided by (used in) financing activities                  1,154,411             (2,011,524)
                                                                           -------------           -------------

Net increase in cash and cash equivalents                                      1,429,814              2,477,216

Cash and cash equivalents at beginning of period                               3,735,115                694,959
                                                                           -------------           ------------

Cash and cash equivalents at end of period                                 $   5,164,929           $  3,172,175
                                                                           =============           ============

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(A) Basis of Presentation

The accompanying unaudited consolidated financial statements of Sensar Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2000, its consolidated results of operations for the three months ended September 30, 2000 and 1999, and its consolidated results of operations and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three months and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000.

(B) Agreement with Net2Wireless

The Company has entered into an agreement with Net2Wireless Corporation that gives the Company the right to acquire Net2Wireless in exchange for the issuance of 18,295,060 shares of the Company's common stock. Net2Wireless is a startup company that is developing wireless Internet communications, including multimedia applications.

In the event of a merger, options and warrants to acquire Net2Wireless stock will be converted into options and warrants to acquire up to 17,073,071 shares of the Company's common stock. The number of shares to be issued to the Net2Wireless stockholders will be increased in the event that the cash held by the Company at closing, plus all amounts collected on the notes receivable held by the Company, less all cash liabilities is not at least $4.45 million. The number of additional shares to be issued will be determined by dividing the short fall, if any, by $1.86. The Company will also issue 1,000,000 shares to certain individuals involved in introducing Net2Wireless to the Company.

As part of this agreement, the Company has agreed to provide Net2Wireless with short-term financing of up to $2 million, of which $500,000 was advanced in February 2000. The advance bears interest at 8% per annum and is due in full on or before December 31, 2000.

As part of the transaction, the Company has agreed to the following:

1. To have a minimum of $4.5 million in cash and notes receivable (including the advance to Net2Wireless discussed above) at closing with only nominal current liabilities, not to exceed $50,000;

2. Have no more than 9,000,000 shares outstanding, including shares subject to options at the time of closing.

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

The Company has filed an S-4 registration statement, which includes a joint proxy statement and prospectus, with the Securities and Exchange Commission (the "SEC") regarding the proposed transaction. The registration statement was declared effective on October 25, 2000. The proxy statement has been mailed to shareholders and a meeting of shareholders has been scheduled for December 5, 2000 to vote on the approval of the transaction. Additionally, the shareholders will be asked to approve a change of corporate domicile to Delaware, to change the name of the Company to Jigami Corporation, to adopt a stock option plan covering up to 6,000,000 shares, and to ratify the grant of 2,200,000 options to current management, directors, and consultants.

(C) Deferred Compensation Plan

On June 24, 1999, the board adopted a deferred compensation plan to provide long-term incentive compensation to the members of the board and certain other consultants or members of management. The plan establishes an unfunded deferred compensation pool, based on specified percentages of the Company's net income and increases in its market capitalization. No earnings compensation will be paid into the pool until the cumulative net income from the operations subsequent to May 1, 1999, has exceeded $2,000,000 and no amounts will be paid for increases in market capitalization unless the increase in market capitalization exceeds 150% of any increase in the Russell 2000 Index (with appropriate adjustments for additional capital infusions or acquisitions). The chief executive officer received an initial 30% ownership in the pool and may grant the other 70% to persons other than himself and his family. To date, he has granted a total of 11% to others. On December 31, 2002, amounts due, if any, will be paid out to the participants. However, in the event of a change of control of the Company, as defined in the agreement, or in the event the deferred compensation plan is terminated by the board of directors, a distribution of the deferred compensation pool will be required. In either of these two events, the amount of the distribution would be equal to the amount in the deferred compensation pool or $5 million, whichever is greater. Additionally, in the event the employment agreement of the chief executive officer is terminated, other than for cause, he is entitled to his share of the deferred compensation pool, but not less than $1.5 million. In connection with the planned acquisition of Net2Wireless discussed above, the deferred compensation plan would be terminated and the participants in the plan would abandon their interest in the plan subject only to shareholder approval of options previously granted to the participants.

Deferred compensation expense is measured based on the changes in factors which determine the amount of the deferred compensation pool, which to date has solely been the change in market capitalization of the Company's common stock. For the three months and the nine months ended September 30, 2000, the Company reduced previously recognized deferred compensation expense by $936,622 and $2,021,426, respectively. These reductions represent the decrease in the deferred compensation pool multiplied by 41% for the interests granted through September 30, 2000, and are a direct result of the decrease in the market capitalization of the Company's common stock as a result of the decline in the price of the common stock during the corresponding periods. At September 30, 2000, the aggregate deferred compensation liability recorded since the plan was established is $3,320,614.

(D) Compensation Expense for Stock Options

Among the stock options outstanding during the three months and the nine months ended September 30, 2000, are options to management to acquire 200,000 shares of common stock. Prior to the end of June 2000, when the Company and Net2Wireless executed the third amendment to their agreement, these options were subject to cashless exercise provisions. The third amendment eliminated the cashless exercise feature. Generally accepted accounting principles require that compensation be recorded each period for stock options with cashless exercise provisions, equal to the change in the stock price above the exercise price. If the price of the stock declines during the period, a credit is recorded against previously recorded compensation expense, but not in excess of the cumulative compensation recorded since the grant date. During the nine months ended September 30, 2000, the Company reduced previously recognized compensation by $1,200,000, as a consequence of the decrease in the market value of the Company's common stock (through the date the cashless provision was eliminated) associated with these options to management. Due to the elimination of the cashless feature at the end of June 2000, compensation expense for the three months ended September 30, 2000, is not affected. At September 30, 2000, the aggregate compensation recorded for such options since the options were granted in April of 1999 is $4,418,750.

During April and May of 1999, the Company also granted options to acquire 200,000 shares of common stock to each of three new non-executive directors, half of which are exercisable at $1.50 per share and half at $2.50 per share. These options are subject to shareholder approval, which approval will be sought at the next meeting of shareholders. In November 1999, the board of directors also approved options to acquire an aggregate of 1,600,000 shares of common stock for $2.00 per share to participants in the Company's deferred compensation plan; the chief executive officer, the non-executive members of the board of directors, and the Company's chief consultant. These grants are also subject to shareholder approval, which approval will also be sought at the next meeting of shareholders. If these options are approved by the shareholders, the participants in the deferred compensation plan have agreed to abandon their interests in the deferred compensation pool and the board of directors has agreed to terminate the deferred compensation plan. If approved by the shareholders, the Company will record compensation expense as measured under generally accepted accounting principles on the date of shareholder approval, less the amount of the deferred compensation liability terminated at that date. For illustrative purposes, had such shareholder approval been obtained at September 30, 2000, when the closing price of the common stock was $19.125 per share, the Company would have recorded a non-cash compensation charge of approximately $35 million against operations. The effect on the consolidated balance sheet at September 30, 2000, would have been to decrease liabilities and increase stockholders' equity by $3,320,614, respectively.

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

                                          Three months ended September 30,          Nine months ended September 30,
                                        -------------------------------------     ------------------------------------
                                              2000                1999                 2000                1999
                                        -----------------    ----------------     ---------------    -----------------
Income (loss) from continuing
  operations                              $     759,711        $    87,199          $  2,172,846       $ (1,113,984)
Dividends on preferred stock                          -                  -                     -            (25,414)
                                        -----------------    ----------------     ---------------    -----------------
Income (loss) from continuing
  operations applicable to
  common stock                            $     759,711        $    87,199          $  2,172,846       $ (1,139,398)
                                        =================    ================     ===============    =================

Common shares outstanding
  during the entire period                    6,548,546          5,822,646             6,326,038           5,228,366

Weighted average common
  shares issued during the period                     -                  -               205,760             382,094
                                        -----------------    ----------------     ---------------    -----------------
Weighted average number of
  common shares used in basic
  EPS                                         6,548,546          5,822,646             6,531,798           5,610,460

Dilutive effect of stock options
  and warrants                                  243,178            172,476               269,866                   -
                                        -----------------    ----------------     ---------------    -----------------
Weighted average number of
  common shares used in diluted
  EPS                                         6,791,724          5,995,122             6,801,664           5,610,460
                                        =================    ================     ===============    =================

--------------------------------------------------------------------------------
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         This report on Form 10-Q contains certain forward looking statements and information relating to the Company and its proposed merger with Net2Wireless Corporation. These forward looking statements are not based on historical facts, but reflect the Company's current expectations concerning future results and events. Such statements generally describe the objectives, goals, and plans of the Company and are not intended to be accurate descriptions of the future. The proposed merger with Net2Wireless Corporation is subject to a number of conditions, including approval by the shareholders of both the Company and Net2Wireless Corporation, the Company eliminating any liabilities it may have other than up to $50,000 in current liabilities, and the satisfaction of a number of standard closing conditions, that may or may not be met. The potential products and services of Net2Wireless are still in the development stage. The proposed business and potential products and services of Net2Wireless are subject to the substantial risks associated with new market introductions, including the ability of Net2Wireless to successfully develop commercial products based on its technology, the ability of Net2Wireless to address technical and manufacturing problems in producing new products, favorable market acceptance of any products produced, the ability of Net2Wireless to obtain a price for its products and services sufficient for it to make a profit, Net2Wireless' ability to enter into favorable strategic alliances, joint ventures, or other collaborative arrangements with established industry partners, the success of the marketing efforts of Net2Wireless, the ability of Net2Wireless to successfully protect its intellectual property to prevent competitors from benefiting from the technology, the ability of Net2Wireless to compete with larger, more established entities, and the ability of Net2Wireless to obtain the necessary financing to successfully complete its goals. In addition, Net2Wireless proposes to conduct business and develop products for a market that is only just emerging. There may not be significant consumer demand for some or all of the proposed products and services of Net2Wireless Corporation. One or more of the factors listed above, or other factors or influences that may develop in the future or that may currently seem inconsequential, may change the actual results of the Company significantly from those described in the forward looking statements. The Company does not intend to update these forward-looking statements, except as may occur in the regular course of its periodic reporting obligations.

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

                  (b) Options and warrants to acquire Net2Wireless common stock will be converted into options and warrants to acquire up to 17,073,071 shares of Sensar common stock. Net2Wireless has granted 16,531,473 of these options through September 4, 2000, with a weighted average exercise price of $4.72 per share. Of these options, 13,996,354 are currently exercisable.

                  (c) At the initial meeting of the directors subsequent to the merger, the current directors of Sensar will resign and the current directors of Net2Wireless, Nechemia Davidson, David Rubner, Joav Avtalion, and Ben-Zion Weiner will be appointed as directors of the combined company. The current management of Net2Wireless will become the management of the combined company.

         On completion of the merger, the current shareholders of Net2Wireless will hold approximately 71% of the outstanding common stock of the Company and warrants and options that will permit them to increase their ownership to approximately 82% of the Company on exercise. In addition the current directors and officers of the Company will resign and nominees of Net2Wireless will be appointed in their place. As a result, the current shareholders and management of Net2Wireless will control the Company subsequent to the merger.

         Completion of the merger is subject to the approval of the transaction by the shareholders of both the Company and Net2Wireless and the satisfaction of additional standard closing conditions. If approved by the shareholders, the corporate domicile of the Company will be moved from Nevada to Delaware and its name will be changed to "Jigami Corporation" at the same time. The Company has filed a registration statement on Form S-4 with respect to the proposed transaction with Net2Wireless. This registration statement was declared effective by the SEC on October 25, 2000. A shareholders' meeting is scheduled for December 5, 2000, at which approval of this transaction will be voted upon. Additional important information regarding the shareholders' meeting and the matters to be considered are contained in the registration statement which can be obtained from the SEC's website at http://www.sec.gov or obtained by requests from the Company at 50 West Broadway, Suite 501, Salt Lake City Utah 84101 (801) 350-0587.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2000 and 1999

         Revenues

         With the disposition of the assets of its historical operations, the Company's sole source of revenue from continuing operations was interest income of $95,027 for the three months ended September 30, 2000, and $42,072 for the three months ended September 30, 1999, earned on temporary cash investments and notes receivable.

         Costs and Expenses

         General and administrative expenses associated with continuing operations increased from $231,907 for the three months ended September 30, 1999, to $271,938 for the three months ended September 30, 2000. The increase was principally related to increases in legal and consulting costs associated with the Net2Wireless transaction.

         At the end of June 2000, the Company eliminated the cashless exercise feature of options to acquire 200,000 shares of common stock held by management. Accordingly, compensation expense for stock options for the three months ended September 30, 2000, was not affected.

         During the three months ended September 30, 2000, the Company recorded a reduction in non-cash deferred compensation expense of $936,622 for the decrease during the quarter in the accrual of amounts earned under a deferred compensation plan established in 1999. This plan created an unfunded deferred compensation pool based on specified percentages of the Company's net income and increases in market capitalization. As of September 30, 2000, the entire amount of the liability for the deferred compensation pool is attributable to the increase in market capitalization of the Company since the plan was established. For the three months ended September 30, 2000, the reduction in deferred compensation expense was attributable to the decrease in market capitalization of the Company during the quarter then ended.

Comparison of Nine Months ended September 30, 2000 and 1999

         Revenues

         With the disposition of the assets of its historical operations, the Company's sole source of revenue from continuing operations was interest income of $278,681 for the nine months ended September 30, 2000, and $76,189 for the nine months ended September 30, 1999, earned on temporary cash investments and notes receivable.

         Costs and Expenses

         General and administrative expenses associated with continuing operations increased from $570,354 for the nine months ended September 30, 1999, to $971,111 for the nine months ended September 30, 2000. The increase was principally related to increases in legal, consulting, and travel costs associated with the Net2Wireless transaction.

         During the nine months ended September 30, 2000, the Company reduced previously recognized non-cash compensation by $1,200,000 related to the stock option to acquire 200,000 shares granted to the chief executive officer that had a cashless exercise provision. This cashless exercise feature was eliminated at the end of June 2000 as the result of the third amendment to the agreement between the Company and Net2Wireless. Generally accepted accounting principles require that compensation be recorded for the amount of the change in the value of the common stock underlying options with such provisions. Likewise, if the price of the stock declines during the period, compensation is reduced by the amount of the decrease in the value of the stock underlying the options, but not in excess of the cumulative compensation recorded since the grant date. The amount of the reduction in compensation is equal to the decrease in the stock price during the period that the cashless feature was in effect, multiplied by the 200,000 shares.

         For the reasons described above, during the nine months ended September 30, 2000, the Company recorded a reduction in non-cash deferred compensation expense of $2,021,426 for the decrease during the nine months ended September 30, 2000, in the accrual of amounts earned under a deferred compensation plan. The reduction in deferred compensation expense was attributable to the decrease in market capitalization of the Company during the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had total current assets of $5,733,911, including cash and cash equivalents of $5,164,929. The Company had total current liabilities of $58,369 at September 30, 2000, resulting in working capital of $5,675,542.

         The Company's primary sources of cash for the nine months ended September 30, 2000, were the collection of notes receivables of $1,419,589 and $1,154,411 from the exercise of options and warrants. The Company's primary uses of cash for the nine months ended September 30, 2000, were the $500,000 advance to Net2Wireless and cash used to meet general and administrative expenses.

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

REPORTS ON FORM 8-K

         During the quarter ended September 30, 2000, the Company filed one report on Form 8-K dated July 27, 2000. Subsequent to September 30, 2000, the Company filed three reports on Form 8-K dated October 5, October 16, and November 8, 2000, respectively.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sensar Corporation

Dated:  November 13, 2000              By /s/ Howard S. Landa
                                          --------------------------------------
                                          Howard S. Landa, Chairman of the Board
                                          (Chief Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)