Form 10-K
period 2000-12-31
SENSAR CORP /NV/
filed 2001-03-30
CIK 789851

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2000
                                         OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

                          Commission File No. 0-17020

                               SENSAR CORPORATION
               (Exact name of registrant as specified in charter)

             Nevada                                          82-0429944
  ----------------------------                        -----------------------
(State or other jurisdiction of                         (I. R. S. Employer
 incorporation or organization)                         Identification No.)

                       136 East South Temple, Suite 2325
                           Salt Lake City, Utah 84111
                                 (801) 350-0587
         (Address of principal executive offices and telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 27, 2001, there were 6,562,546 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $6,134,000, computed at the closing quotation for the Registrant's common stock of $0.9375 as of March 27, 2001.

================================================================================

--------------------------------------------------------------------------------
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

Item Number and Caption                                                   Page

PART I

1.    Business.............................................................  2

2.    Properties........................................................... 13

3.    Legal Proceedings.................................................... 13

4.    Submission of Matters to a Vote of Security Holders.................. 13

PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters 14

6.    Selected Financial Data.............................................. 15

7.    Management's  Discussion and Analysis of Financial Condition and
      Results of Operations................................................ 16

7a.   Quantitative and Qualitative Disclosures About Market Risk........... 19

8.    Financial Statements and Supplementary Data.......................... 19

9.    Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure................................................. 19

PART III

10.   Directors and Executive Officers of the Registrant................... 20

11.   Executive Compensation............................................... 22

12.   Security Ownership of Certain Beneficial Owners and Management....... 25

13.   Certain Relationships and Related Transactions....................... 27

PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..... 28

SIGNATURES................................................................. 31

                                     PART I

--------------------------------------------------------------------------------
                                ITEM 1. BUSINESS
--------------------------------------------------------------------------------

      This report on Form 10-K contains certain forward looking statements and information relating to the Company. These forward looking statements are not based on historical facts, but reflect the Company's current expectations concerning future results and events. Such statements generally describe the objectives, goals, and plans of the Company and are not intended to be accurate descriptions of the future. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

Overview

      Sensar Corporation (the "Company") was historically engaged in the design, development, manufacturing, and marketing of analytical scientific instrumentation. The Company's prior operations included the development, manufacturing and marketing of acoustics instrumentation, development involving supercritical fluid chromatography instruments and the development of mass spectrometer products.

      The Company experienced losses in each year of its operations, and these losses became more significant in 1997. The Company continued to experience significant losses during 1998, despite cost-cutting measures, and sales of the Company's products did not meet expectations. As a result of ongoing losses, the Company was unable to attract new financing to fund its operations, and the Company was forced to consider the sale of a portion of its assets to fund its cash requirements.

      During 1999, the Company sold substantially all of its assets relating to its prior operations and abandoned certain development projects. The Company sold its acoustics instrumentation business in March 1999 and agreed not to compete in this business. About this same time, the Company decided to terminate its development work involving supercritical fluid chromatography instruments. This minor line of business was sold to a group of former employees, none of whom were members of executive management. In July 1999, the Company completed the sale of its real property to the purchaser of the acoustic instrumentation business. In August 1999, the Company sold its Jaguar mass spectrometer technology to a privately-held corporation, and also sold a residual interest in an airport noise monitoring software technology, which the Company had sold to a third party in 1995.

      The Company also instituted significant changes to the Company's management in 1999. In April 1999, Andrew C. Bebbington resigned as chief executive officer, all of the directors of the Company resigned, and a new board of directors was appointed. Howard S. Landa was appointed as the new chief executive officer of the Company and Mr. Bebbington agreed to continue to provide transitional services as a consultant to the Company. The new board of directors initiated an aggressive search for a potential acquisition to provide value to the shareholders of the Company.

Net2Wireless Transaction

      In September 1999, the Company entered into negotiations and signed a letter of intent to acquire a wireless communications technology that ultimately led to the execution of an agreement with Net2Wireless Corporation ("Net2Wireless") relating to a proposed merger between the Company and Net2Wireless. During the remainder of 1999 and most of 2000, the Company and Net2Wireless worked to obtain the necessary regulatory approvals and satisfy the other conditions precedent to the proposed merger. A joint meeting of the shareholders of the Company and Net2Wireless was scheduled for December 5, 2000 to approve the proposed merger.

      In connection with its review of the listing application for the combined company, the staff of the Nasdaq Stock Market raised concerns in November 2000 about the proposed merger between the Company and Net2Wireless. Although the Company and Net2Wireless attempted to resolve these concerns, the Nasdaq staff ultimately informed the Company, on December 1, 2000, that it would deny the listing application for the combined company and institute delisting proceedings if the merger were consummated.

      Due to the position of the Nasdaq staff and uncertainties regarding the Company's obtaining the required votes to approve the proposed merger, the Company and Net2Wireless entered into an agreement as an alternative to the proposed merger, on December 4, 2000. Under the terms of the alternative arrangement, the Company received 3,000,000 shares of common stock of Net2Wireless and a warrant to acquire an additional 1,000,000 shares at an exercise price of $10.00 per share. Net2Wireless was released from any obligation to repay a loan of $500,000 advanced by the Company in February 2000 and the related accrued interest of $33,534, and both parties were released from any further obligations under the merger agreement. In addition, the Company paid $1,500,000 to Net2Wireless in additional consideration for the shares acquired by the Company. The shares acquired by the Company represented approximately 14.1% of the outstanding capital stock of Net2Wireless on December 4, 2000.

Current Business of the Company

      Following the termination of the proposed merger between the Company and Net2Wireless, the assets of the Company consisted primarily of cash and its equity interest in Net2Wireless. The Company initiated a search for additional investment opportunities in order to provide further value to the Company's shareholders.

      On January 17, 2001, the Company announced the resignations of Howard S. Landa and Brian B. Lewis and the appointment of Steven P. Strasser as Chief Executive Officer of the Company. On January 18, 2001, the board of directors of the Company elected Andrew C. Bebbington to the board of directors and appointed Mr. Bebbington as Chief Operating Officer. The Company's newly constituted board of directors adopted a policy and initiated a strategy of making additional minority investments in private companies. Pursuant to the Company's strategy, the Company is seeking to achieve value for its shareholders principally by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies ("Portfolio Companies").

      The Company is principally seeking to make investments in technology companies; however, the Company will consider opportunities in non-technology markets as well. The Company's investments will consist primarily of equity securities, such as common stock or preferred stock, or debt combined with warrants, options or other rights to acquire common or preferred stock. The Company considers a number of factors before making investments in Portfolio Companies, including strength of management, market positioning, and future liquidity. Current income is not a significant factor in the Company's selection of Portfolio Companies.

      As part of the Company's strategy of making minority investments in private companies, the Company must comply with the Investment Company Act of 1940 (the "Investment Company Act"). The Company is attempting to qualify as a business development company under the Investment Company Act; however, the Company does not currently meet all of the requirements for a business development company election. Specifically, the Company will need to cancel or otherwise negotiate the termination of substantially all of its outstanding stock options and, subject to shareholder approval, grant new options in compliance with the requirements of the Investment Company Act applicable to business development companies. Further, the current percentage of the Company's assets invested in qualifying assets may not be sufficient to allow the Company to become a business development company, or the Company may need to increase the percentage of its assets invested in qualifying assets in order to maintain a business development company election.

      The Company has had preliminary discussions with the staff of the Securities and Exchange Commission (the "SEC") regarding the issues that need to be addressed in order for the Company to make an election to become a business development company. The Company is also considering whether to request formal guidance from the SEC with respect to certain requirements of the Investment Company Act as they would apply to the Company's election to become a business development company. If the Company is able to satisfactorily resolve these issues, the Company intends to promptly file an election to become a business development company. If the Company is unable to meet the requirements for a business development company, it may be necessary for the Company to register as an investment company under the Investment Company Act. Registered investment companies are subject to restrictions and regulations that are significantly more burdensome than those applicable to business development companies. As a result, it may not be practical for the Company to register as an investment company, and it may be necessary for the Company to dispose of its investments or take other actions necessary to ensure compliance with the Investment Company Act. If the Company is unable to become a business development company and does not register as an investment company, the Company will have to abandon its strategy of making minority investments in private companies and either acquire an operating business or liquidate its assets.

Investment Practices

      Substantially all of the net assets of the Company are invested or are intended to be invested in securities of Portfolio Companies. Substantially all amounts not invested in securities of Portfolio Companies are invested in short-term, highly liquid investments providing, in the opinion of management of the Company, safety of principal.

      The Company's investments in portfolio securities are structured in private transactions negotiated directly with the owner or issuer of the securities acquired. The Company is attempting to reduce certain risks inherent in private equity-oriented investments by investing in a portfolio of companies involved in different industry sectors. At March 27, 2001, the Company has investments in only two Portfolio Companies, however, and the Company has limited funds with which to make additional investments. As a result, unless the Company raises additional capital for new investments, each of the Company's investments will account for a significant percentage of the Company's net assets. Therefore, if the value of any of the Company's investments deteriorates, the Company could be adversely affected.

Investment Identification and Evaluation

      Investment opportunities are identified for the Company by management. Investment proposals, however, come to the Company from many other sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, other accountants and other members of the financial community.

      Prospective investments are evaluated by management based upon criteria that may be modified from time to time. The criteria being used by management in determining whether to make an investment in a prospective company include: the presence or availability of a strong management team; favorable industry and competitive dynamics; and markets characterized by rapid growth and new product adaptation. Prior to committing funds to an investment opportunity, due diligence is conducted to assess the prospects and risks of the potential investment.

      The Company structures the terms of a proposed investment, including the purchase price, the type of security to be purchased and the future involvement of the Company and affiliates in the Portfolio Company's business. Private equity investors often assist their portfolio companies with various aspects of their business. The Company provides guidance and management assistance to its Portfolio Companies with respect to such matters as budgets, profit goals, business and financing strategy, management additions or replacements and plans for liquidity events for portfolio investors.

Current Portfolio Companies

Jigami Corporation (formerly Net2Wireless)

      Jigami Corporation ("Jigami") is a privately-held Delaware corporation that operates a research and development facility in Israel. Jigami develops technology intended to enable and enhance a wide variety of wireless communication services. Jigami's 3Gate(TM) product offers digital cellular operators the ability to include attractive 3G value-added services to their existing portfolio of subscriber services and deliver rich content-based services to wireless devices over existing infrastructures. Jigami's JIGAMI mB(TM) product allows enterprises to securely extend their corporate networks to authorized mobile employees.

      At December 31, 2000, the Company's investment in Jigami, recorded at $2,033,534, consisted of 3,000,000 shares of common stock. The Company also holds a warrant to acquire an additional 1,000,000 shares of common stock at an exercise price of $10.00 per share. The warrant expires on December 31, 2003.

      Like many early stage companies, Jigami must raise additional financing in order to fund its operations. In light of current market conditions, it is uncertain whether sufficient financing will be available to Jigami, and the terms of any such financing could be based on a valuation lower than that reflected by the recorded amount of the Company's investment. The Company intends to monitor Jigami's financing efforts to determine whether any adjustment should be made to the recorded amount of the Company's investment.

Nex2, LLC

      Nex2, LLC ("Nex2") is a Utah limited liability company developing the technology and business to act as a clearing house for personal health information received from Pharmaceutical Benefits Managers ("PBMs"), with the consent of individuals, for use by life insurance companies for determining risks in underwriting life insurance policies. Nex2 is in the process of completing the development of the technology for capturing the data from the PBMs, and this technology is scheduled to be beta tested with a limited number of life insurance companies in 2001. Nex2 has also entered into a number of contracts with PBMs, most notably Merk-Medco and AdvancePCS, to acquire personal data. Nex2 expects to make its product available to life insurance companies approximately three months after the beta testing is complete.

      The Company completed its investment in Nex2 on January 22, 2001. The Company acquired 249,700 Investor Units and 300 Voting Units for an aggregate purchase price of $750,000. The Units were acquired directly from Nex2 and represent approximately 1.9% of the outstanding Units of Nex2.

Follow-On Investments

      Following its initial investment in a Portfolio Company, the Company may be requested to make follow-on investments in the portfolio company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Company or otherwise to maintain or increase the Company's position in a successful or promising Portfolio Company. The Company may also be called upon to provide additional equity or loans needed by a portfolio company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems.

Disposition of Investments

      The method and timing of the disposition of the Company's portfolio investments will be critical to the realization of capital appreciation and to the minimization of any capital losses. The Company expects to dispose of its portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public offerings, public sales of such securities and negotiated private sales of such securities to other investors. The Company bears the costs of disposing of investments to the extent not paid by a Portfolio Company.

Valuation

      The Company's investments do not have a ready market. The Company's investments are accounted for under the cost method and are carried at the lower of cost or estimated net realizible value. The Company assesses the need to record impairment losses on investments if impairment of an investment is determined to be other than temporary.

      If the Company becomes a business development company under the Investment Company Act, investments in Portfolio Companies will then be carried at fair market value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Cost or adjusted cost will be used to approximate fair value of these investments until significant developments affecting an investment provide a basis for valuing such investment at an amount other than cost.

      If the Company becomes a business development company, the fair value of investments for which no market exists, and for which our board of directors determines that the original cost of the investment is no longer an appropriate valuation, will be determined on the basis of procedures established in good faith by the board of directors. Valuations will be based upon such factors as the financial and/or operating results of the most recent financial period, the performance of the company relative to planned budgets/forecasts, the issuer's financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceedings.

      Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Company's estimate of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Appraised values will not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments. Investments in companies whose securities are or become publicly traded, if any, will be valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Short-term investments having maturities of 60 days or less will be stated at amortized cost, which will approximate fair value. Other fixed income securities will be stated at fair value. Fair value of these securities will be determined at the most recent bid or yield equivalent from dealers that make markets in such securities. The directors will review the valuation policies on a quarterly basis, or more frequently if deemed necessary, to determine their appropriateness and may also hire independent firms to review the methodology of valuation or to conduct an independent valuation.

Factors That May Affect Future Results, The Market Price Of Common Stock, And The Accuracy Of Forward-Looking Statements

      In the normal course of its business, the Company, in an effort to keep its shareholders and the public informed about the Company's operations and portfolio of investments, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Company or Portfolio Companies in which it invests, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Company, or projections involving anticipated purchases or sales of securities or other aspects of the Company's operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Company's operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations, the value of its assets, the market price of its common stock, and whether forward-looking statements made by the Company ultimately prove to be accurate.

      The following discussion outlines certain factors that in the future could affect the Company's results for 2001 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company:

Investment Company Act Compliance

      In order to execute its strategy of making minority investments in private companies, the Company must comply with the Investment Company Act. The Company is attempting to qualify as a business development company under the Investment Company Act; however, the Company does not currently meet all of the requirements for a business development company election. Specifically, the Company will need to cancel or otherwise negotiate the termination of substantially all of its outstanding stock options and, subject to shareholder approval, grant new options in compliance with the requirements of the Investment Company Act applicable to business development companies. Further, the current percentage of the Company's assets invested in qualifying assets may not be sufficient to allow the Company to become a business development company, or the Company may need to increase the percentage of its assets invested in qualifying assets in order to maintain a business development company election.

      The Company has had preliminary discussions with the staff of the SEC regarding the issues that need to be addressed in order for the Company to make an election to become a business development company. The Company is also considering whether to request formal guidance from the SEC with respect to certain requirements of the Investment Company Act as they would apply to the Company's election to become a business development company. If the Company is able to satisfactorily resolve these issues, the Company intends to promptly file an election to become a business development company. If the Company is unable to meet the requirements for a business development company, it may be necessary for the Company to register as an investment company under the Investment Company Act. Registered investment companies are subject to restrictions and regulations that are significantly more burdensome than those applicable to business development companies. As a result, it may not be practical for the Company to register as an investment company, and it may be necessary for the Company to dispose of its investments or take other actions necessary to ensure compliance with the Investment Company Act. If the Company is unable to become a business development company and does not register as an investment company, the Company will have to abandon its strategy of making minority investments in private companies and either acquire an operating business or liquidate its assets.

Long-Term Objective

      The Company's investment strategy is intended for investors seeking long-term capital growth. The Company is not meant to provide a vehicle for those who wish to play short-term swings in the stock market. The portfolio securities acquired by the Company generally will require several years to reach maturity and generally will be illiquid. An investment in shares of the Company should not be considered a complete investment program. Prospective purchasers should take into account their investment objectives as well as their other investments when considering the purchase of shares of the Company.

Non-Diversified Status; Number Of Investments

      The Company is not limited in the proportion of its assets that may be invested in the securities of a single issuer. The Company has investments in only two Portfolio Companies so far, and the Company has limited funds with which to make additional investments. As a result, unless the Company raises additional captial for new investments, each of the Company's investments will account for a significant percentage of the Company's net assets. Due to these large positions in the securities of a small number of issuers, the Company is exposed to a greater risk of loss and the market price of the Company's common stock may fluctuate as a result of changes in the financial condition, the stock price of, or in the market's assessment of any single portfolio company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. If the value of any of the Company's investments deteriorates, the value of the Company's common stock will be adversely affected.

Lack Of Liquidity Of Portfolio Investments

      The portfolio investments of the Company will consist principally of securities will be subject to restrictions on sale because they were acquired from the issuer in "private placement" transactions or because the Company is deemed to be an affiliate of the issuer. Generally, the Company will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933 and applicable state securities laws unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Company's ability to liquidate its securities in Portfolio Companies since in many cases the securities of such companies will be privately held and the Company may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers or issuers in particular industries. These limitations on liquidity of the Company's securities could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

Need For Follow-On Investments In Portfolio Companies

      After its initial investment in a Portfolio Company, the Company may be called upon from time to time to provide additional funds to such company or have the opportunity to increase its investment in a successful situation, e.g., the exercise of a warrant to purchase common stock. There is no assurance that the Company will make, or have sufficient funds to make, follow-on investments. Any decision by the Company not to make a follow-on investment or any inability on its part to make such an investment may have a negative impact on a Portfolio Company in need of such an investment or may result in a missed opportunity for the Company to increase its participation in a successful operation and may dilute the Company's equity interest in or reduce the expected yield on its investment.

Competition For Investments

      The Company encounters competition from other persons or entities with similar investment objectives. These competitors include venture capital partnerships, investment partnerships and corporations, small business investment companies, large industrial and financial companies investing directly or through affiliates, other business development companies, foreign investors of various types and individuals. Many of these competitors have greater financial resources and more personnel than the Company and may be subject to different and frequently less stringent regulation.

Loss Of Conduit Tax Treatment

      The Company does not qualify for conduit tax treatment. Therefore, the Company will be subject to income tax on its income and gains, and shareholders will be subject to income tax on distributions. The Company may also be subject to a 4% excise tax if it fails to distribute a sufficient portion of its net investment income and net realized capital gains.

Valuation Of Investments

      If the Company becomes a business development company, the Company's net asset value will be based on the value assigned to its portfolio investments. The value of the Company's investments in securities for which market quotations are not available will be determined as of the end of each fiscal quarter but monitored in case there is a significant event requiring a change in valuation in the interim. Cost will be used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments will be carried at appraised values as determined at least quarterly. Due to the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Company's estimate of fair value may significantly differ from the fair value that will be used if a ready market exists for the securities. At December 31, 2000, 100% of the securities in portfolio companies held by the Company, representing approximately 40% of the Company's stockholders' equity, were invested in securities for which market quotations were not readily available. See "BUSINESS--Valuation".

Possible Volatility Of Stock Price

      The market price of the Company's common stock could be subject to significant fluctuations in response to variations in the value of the Company's investments in portfolio companies, its quarterly operating results, and other factors. The market price of the common stock may be significantly affected by such factors as the announcement of new or follow-on investments in portfolio companies, the sale or proposed sale of a portfolio investment, the results of operations or fluctuations in the market prices or appraised value of one or more of the Company's portfolio companies, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. From time to time in recent years, the securities markets have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the common stock. Securities markets are cyclical and the prices of the securities traded in such markets rise and fall at various times. These cyclical periods may extend over significant periods of time.

Regulation

      The Company is attempting to become a business development company under the Investment Company Act of 1940. If the Company files an election with the SEC to become a business development company, it will not be permitted to withdraw its election without first obtaining the approval of a majority interest of its shareholders. The following brief description of the Investment Company Act, as it relates to business development companies, is qualified in its entirety by reference to the full text of the Investment Company Act and the rules thereunder.

      A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" or certain bankrupt or insolvent companies and must make available significant managerial assistance to portfolio companies. An eligible portfolio company generally is a company that (i) is organized under the laws of, and has its principal place of business in, any state or states, (ii) is not an investment company and (iii) (a) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list, (b) is actively controlled by the business development company acting either alone or as part of a group acting together, and an affiliate of the business development company is a member of the portfolio company's board of directors or (c) meets such other criteria as may be established by the SEC. Control is presumed to exist where the business development company owns more than 25% of the outstanding voting securities of a portfolio company.

      "Making available significant managerial assistance" is defined under the Investment Company Act to mean (i) any arrangement whereby a business development company, through its directors, officers or employees, offers to provide and, if accepted, does provide significant guidance and counsel concerning the management, operations or business objectives or policies of a portfolio company or (ii) the exercise of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as part of a group of which the business development company is a member acting together which controls such company ("Managed Company"). A business development company may satisfy the requirements of clause (i) with respect to a portfolio company by purchasing securities of such a company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, the business development company will not satisfy the general requirement of making available significant managerial assistance if it only provides such assistance indirectly through an investor group. A business development company need only extend significant managerial assistance with respect to portfolio companies which are treated as Qualifying Assets (as defined below) for the purpose of satisfying the 70% test discussed below.

      The Investment Company Act prohibits or restricts a business development company from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that a business development company may acquire to "Qualifying Assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the business development company's total assets consists of Qualifying Assets. Qualifying Assets include (i) securities of companies that were eligible portfolio companies at the time that the business development company acquired their securities; (ii) securities of companies that are actively controlled by the business development company; (iii) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (iv) securities acquired as follow-on investments in companies that were eligible portfolio companies at the time of the business development company's initial acquisition of their securities but are no longer eligible portfolio companies, provided that the business development company has maintained a substantial portion of its initial investment in such companies; (v) securities received in exchange for or distributed on or with respect to any of the foregoing; and (vi) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for such securities to be considered Qualifying Assets. As a general matter, Qualifying Assets may only be purchased from the issuer or an affiliate in a transaction not constituting a public offering. A business development company may not purchase any security on margin, except such short-term credits as are necessary for the clearance of portfolio transactions, or engage in short sales of securities.

      A business development company is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock senior to the common stock if its asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the senior shareholders' interests. In addition, provisions must be made to prohibit any distribution to common shareholders or the repurchase of any shares unless the asset coverage ratio is at least 200% at the time of the distribution or repurchase.

      A business development company generally may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by shareholders holding a majority of the shares issued by the business development company, including a majority of shares held by nonaffiliated shareholders. The business development company may, in accordance with certain conditions established by the SEC, sell shares below net asset value in connection with the distribution of rights to all of its shareholders. The business development company may also issue shares at less than net asset value in payment of dividends to existing shareholders. Shareholders of a closed-end business development company have no right to present their shares to the business development company for redemption.

      Many of the transactions involving a business development company and its affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the independent directors and a majority of the independent directors having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of a business development company would require the prior approval of the SEC. In general (a) any person who owns, controls or holds with power to vote more than 5% of the outstanding shares, (b) any director or executive officer and (c) any person who directly or indirectly controls, is controlled by or is under common control with such person, must obtain the prior approval of a majority of the independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving a business development company or any company controlled by the business development company. In accordance with the Investment Company Act, a majority of the directors must be persons who are not "interested persons" as defined in such act. Except for certain transactions which must be approved by the independent directors, the Investment Company Act generally does not restrict transactions between a business development company and its portfolio companies.

Employees

      The Company currently has two employees, Mr. Strasser, the chief executive officer of the Company, and Mr. Bebbington, the chief operating officer of the Company.

--------------------------------------------------------------------------------
                               ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

      Prior to March 1, 2000, the Company leased 1,692 square feet of space at 50 West Broadway, Suite 501, Salt Lake City, Utah 84101, for monthly lease payments of $2,256 under the terms of a three-year lease. As of March 1, 2000, this lease was assumed by Mr. Landa, then chief executive officer of the Company, as required by the terms of the proposed merger agreement with Net2Wireless. As part of his consideration, Mr. Landa agreed to permit the Company to continue to use the facilities pending the closing of the proposed merger with Net2Wireless. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

      Commencing February 15, 2001, the Company relocated to 136 East South Temple, Suite 2325, Salt Lake City, Utah 84111. The Company has leased 1,146 square feet of office space through August 30, 2002. In exchange for a discount, the Company prepaid the lease obligation for the entire term in the amount of $28,082.

--------------------------------------------------------------------------------
                           ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      On September 28, 1999, an action entitled Edgar Lee, et al. v. Sensar Corporation was filed in the Fourth Judicial District Court in Utah County, Utah, Civil No. 990403473. The action was brought by several former employees of the Company, seeking the payment of a bonus based on the successful completion of the sale of certain of the Company's assets, technologies, and/or businesses. The Company does not believe the employees are entitled to such a bonus. The Company filed a motion to dismiss a portion of the claims (which was granted in part to dismiss a claim for certain penalties), and intends to vigorously defend its position. Mr. Landa agreed to indemnify the Company against all future costs or liabilities associated with this litigation after March 1, 2000, under the provisions of the indemnification agreement originally contemplated under the proposed merger agreement with Net2Wireless. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

      A special meeting of the stockholders of the Company was held on December 5, 2000. The first item of consideration was a proposal to approve the adoption of a Stock Option Plan covering up to 6,000,000 shares of common stock of the Company, with the votes tabulated as follows: 2,684,466 for, 339,613 against, and 103,708 abstaining. The second item of consideration was a proposal to ratify certain options granted to management, directors and consultants to acquire up to 2,200,000 shares of common stock of the Company, with the votes tabulated as follows: 5,817,013 for, 391,277 against, and 70,626 abstaining. The two other items that had been proposed for consideration at this meeting, the approval of the proposed merger of the Company with Net2Wireless Corporation and the change of the name and corporate domicile of the Company, were withdrawn from consideration. See "BUSINESS: Net2Wireless Transaction."

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

            Quarter Ended             High              Low
            -------------           -------           -------

            March 31, 1999          $ 1.094           $ 0.703
            June 30, 1999           $ 3.594           $ 0.859
            September 30, 1999      $ 2.797           $ 1.500
            December 31, 1999       $34.250           $ 2.094
            March 31, 2000          $79.688           $22.625
            June 30, 2000           $41.500           $10.000
            September 30, 2000      $30.438           $16.063
            December 31, 2000       $18.750           $ 0.438

      On March 27, 2001, the last reported sales price for the Company's common stock as reported by Nasdaq was $0.9375. On March 27, 2001, the Company had approximately 270 stockholders of record.

      The Company has not paid dividends with respect to its common stock. There are no restrictions on the declaration or payment of dividends in the articles of incorporation or bylaws of the Company or in any of its contractual agreements. However, it is anticipated that any potential earnings of the Company will be retained for working capital and investments. Consequently, it is not anticipated that the Company will pay dividends in the foreseeable future.

--------------------------------------------------------------------------------
                        ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

CERTAIN FINANCIAL DATA

      The following statement of operations and balance sheet data as of and for the periods ended December 31, 2000, 1999, 1998, 1997 and 1996, and June 30, 1996, were derived from the Consolidated Financial Statements of the Company. In January 1997, the Company changed its fiscal year end from June 30 to December 31 effective December 31, 1996. The Consolidated Financial Statements of the Company for the fiscal years ended December 31, 2000, 1999, 1998, and 1997, for the six months ended December 31, 1996, and for the fiscal year ended June 30, 1996, have been audited by independent certified public accountants. The selected financial data below should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."



                                                          Year Ended December 31,                       Six Months
                                        --------------------------------------------------------           Ended        Year Ended
                                                                                                        December 31,      June 30
                                           2000(2)         1999(2)          1998            1997             1996         1996(3)
                                           -------         -------          ----            ----             ----         -------

Statement of Operations
Data(1):
  Revenues:                             $    359,405   $    147,944    $    137,814    $    140,870    $     59,638    $     12,320
                                        ============   ============    ============    ============    ============    ============
  Income (loss) from
    continuing operations               $  4,067,977   $(11,995,158)   $ (1,221,025)   $ (2,324,262)   $   (326,242)   $   (463,637)
  Income (loss) from
    discontinued operations                       --         22,528      (5,702,419)    (12,493,549)     (1,317,678)     (1,242,611)
  Gain on sale of
     discontinued operations                 224,075      3,268,250              --              --              --              --
                                        ------------   ------------    ------------    ------------    ------------    ------------
  Net income (loss)                     $  4,292,052   $ (8,704,380)   $ (6,923,444)   $(14,817,811)   $ (1,643,920)   $ (1,706,248)
                                        ============   ============    ============    ============    ============    ============

  Basic income
     (loss) per common
     shares from
     continuing operations              $       0.62   $      (2.11)   $      (0.51)   $      (0.51)   $      (0.08)   $      (0.16)
  Basic income (loss)
     per common share from
     discontinued operations                    0.04           0.58           (1.12)          (2.71)          (0.32)          (0.38)
                                        ------------   ------------    ------------    ------------    ------------    ------------
  Basic income
     (loss) per common
     share                              $       0.66   $      (1.53)   $      (1.63)   $      (3.22)   $      (0.40)   $      (0.54)
                                        ============   ============    ============    ============    ============    ============

  Weighted average
     common shares
     outstanding                           6,536,352      5,693,514       5,073,463    $  4,603,080       4,164,328       3,255,489

Balance Sheet Data:
  Working capital                       $  3,251,870   $  5,034,089    $  4,038,840    $  6,784,305    $ 15,584,953    $ 15,737,295
  Total assets                          $  5,349,509   $  5,568,839    $  4,317,769    $  7,104,476    $ 15,716,524    $ 16,032,158
  Long-term liabilities
     and deferred gain                  $    200,000   $  5,542,040    $         --    $         --    $         --    $     45,792
  Stockholders' equity
     (deficit)                          $  5,085,404   $   (154,959)   $  4,049,572    $  6,853,003    $ 15,591,513    $ 15,661,097
  Cash dividends declared
     per common share                   $         --   $         --    $         --    $         --    $         --    $         --


                    (footnotes contained on following page)

----------

(1) During the year ended December 31, 1999, the Company discontinued the operations of its analytical instrumentation business. The results of these operations have been segregated from continuing operations for all periods presented.

(2) During the year ended December 31, 1999, the Company recognized total non-cash expenses of $11,227,873 ($1.97 per share) in the statement of operations related to compensation expense for stock options and deferred compensation expense that principally resulted from an increase in the price of the common stock of the Company. During the year ended December 31, 2000, due to the decline in the price of the common stock, the Company recognized non-cash credits (resulting in increased net income) primarily from the reversal of previously-recorded compensation expense for stock options and deferred compensation expense in the total amount of $5,523,532 ($0.84 per share). See Notes C and H to the Consolidated Financial Statements for a more detailed explanation of these charges and credits.

(3) Effective October 27, 1995, the Company acquired Sensar Instruments, Inc. (formerly Sensar Corporation), in a transaction accounted for as a purchase.

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

OVERVIEW

      During the year ended December 31, 1999, the Company completed the sale or disposition of its various product lines and technologies. The results of operations and cash flows associated with these products and technologies have been accounted for and segregated as discontinued operations in the accompanying consolidated financial statements. All periods have been restated to reflect the treatment of these operations as discontinued.

      In conjunction with the disposition of its historical operations, the Company undertook a search for a suitable business or technology to acquire, which led to the execution of an agreement with Net2Wireless. Although the acquisition of Net2Wireless did not occur, the Company did acquire an equity interest in Net2Wireless in December 2000. In January 2001, the Company acquired a small equity interest in Nex2, LLC. The Company is attempting to qualify as a business development company under the Investment Company Act of 1940 and intends to make additional investments in other companies, if permitted.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2000 and 1999

      Revenues

      With the disposition of the assets of its historical operations, the Company's sole source of revenue from continuing operations was interest income of $359,405 for 2000 and $147,944 for 1999 earned on temporary cash investments and notes receivable.

      Costs and Expenses

      General and administrative expenses associated with continuing operations increased from $893,416 for the year ended December 31, 1999, to $1,458,810 for the year ended December 31, 2000. The increase was principally related to increases of approximately $229,000 for legal and accounting fees, $109,000 in travel costs and $203,000 for proxy printing, mailing and solicitation costs associated primarily with the Net2Wireless transaction.

      During the year ended December 31, 2000, the Company recorded a net credit of $181,492 related to compensation for stock options. This net credit is composed of three elements: (1) a credit of $1,200,000 related to the stock option to acquire 200,000 shares granted to the chief executive officer in 1999 that had a cashless exercise provision, (2) a charge of $868,508 for an option to acquire 650,000 shares approved by shareholders for the Company's chief consultant and (3) a charge of $150,000 for options approved by shareholders for directors where the market price of the common stock exceeded the exercise price on the date of shareholder approval. The cashless exercise feature of the option to the chief executive officer was eliminated at the end of June 2000 as the result of the third amendment to the agreement between the Company and Net2Wireless. Generally accepted accounting principles require that compensation be recorded for the amount of the change in the value of the common stock underlying options with such provisions. Likewise, if the price of the stock declines during the period, compensation is reduced by the amount of the decrease in the value of the stock underlying the options, but not in excess of the cumulative compensation recorded since the grant date. The amount of the reduction in compensation is equal to the decrease in the stock price during the period that the cashless feature was in effect, multiplied by the 200,000 shares. The charge for options granted to the Company's chief consultant is based on the fair value of the option as computed under the Black-Scholes model. The charge for options granted to directors is equal to the difference between the market value of the underlying common stock and the exercise price of the options, multiplied by 300,000 shares.

      During the year ended December 31, 2000, the Company recorded a reduction in non-cash deferred compensation expense of $5,342,040 for the decrease during the year in the accrual of amounts earned under a deferred compensation plan established in 1999. This plan created an unfunded deferred compensation pool based on specified percentages of the Company's net income and increases in market capitalization. On December 5, 2000, the deferred compensation plan was terminated and the participants in the plan abandoned their interest in the plan with the shareholder approval of options previously granted to the participants. With the decrease in the market capitalization as a result of the decline in the price of the Company's common stock between December 31, 1999 and December 5, 2000, the total amount of the deferred compensation pool declined to zero. Accordingly, the Company reversed the entire deferred compensation liability in the year ended December 31, 2000 and recorded a corresponding credit in the statement of operations. See Note C to the Consolidated Financial Statements of the Company for additional information about this plan.

      During the year ended December 31, 2000, the Company recorded an unusual charge of $356,150 in connection with an agreement entered into with the chief executive officer whereby he agreed to indemnify the Company with respect to pending litigation. In exchange for his indemnification, the Company distributed to him certain investments with a book value of $325,000 and office equipment and furnishings with a carrying value of $31,150. See "LEGAL PROCEEDINGS" and Note J to the Consolidated Financial Statements of the Company for additional information about this indemnification.

      As a result of the non-cash credits recognized during the year ended December 31, 2000, primarily for the reversal of previously recorded compensation expense for stock options and deferred compensation expense as described above, the Company reported income from continuing operations of $4,067,977 ($0.62 per share) rather than a loss of $1,455,555 ($0.22 per share), a difference of $5,523,532 ($0.84 per share). As a result of the non-cash charges recognized during the year ended December 31, 1999 for compensation expense for stock options and deferred compensation expense as described above, the Company reported a loss from continuing operations of $11,995,158 ($2.11 per share) rather than a loss of $767,285 ($0.14 per share), a difference of $11,227,873 ($1.97 per share).

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

      The Company also recorded a net credit of $31,663 for unusual items during the year ended December 31, 1999. This credit principally consisted of a recovery of approximately $145,000 on notes receivable from the exercise of stock options which were previously reserved, net of a termination benefit paid to the former chief executive officer of $125,000.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2000, the Company had total current assets of $3,315,975, including cash and cash equivalents of $3,248,505. The Company had total current liabilities of $64,105 at December 31, 2000, resulting in working capital of $3,251,870.

      The Company's primary source of cash for the year ended December 31, 2000, was cash collected on notes receivable of $1,419,589. The Company's primary uses of cash for the year ended December 31, 2000, were net cash used in operations of $1,278,572 and the investment in Net2Wireless of $2,000,000 (including the conversion of a note receivable of $500,000).

      The Company has limited funds available with which to make additional investments. In addition, the Company believes it would be difficult to raise additional capital at this time. As a result, the Company will have limited ability to make investments in new portfolio companies or follow on investments in existing portfolio companies. Further, while management believes that the Company's current cash balances are more than sufficient to meet the existing commitments of the Company for at least the next fiscal year, additional investments by the Company could reduce the amounts available to fund future salaries and other operating expenses of the Company. Due to the illiquid nature of minority investments in private companies, the Company may not be able to sell its investments in portfolio companies, if necessary, to obtain working capital, and the Company may need to seek alternative financing sources to fund operations. There can be no assurance that the Company will be able to obtain this financing if it is needed.

--------------------------------------------------------------------------------
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

      Concentrations of market risk exist with respect to equity investments in companies which are subject to significant business and financial risk usual to companies in early stages of development. Such investments are generally long-term in nature and there is generally no ready market for such investments, as they are closely held and are not publicly traded. The Company currently records these investments at the lower of cost or net realizable value. This method of accounting does not result in increases or decreases in the carrying value of these investments in response to changes in market prices.

      The Company does not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor is it presently at risk for changes in foreign currency exchange rates.

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

      Not applicable.

                                    PART III

--------------------------------------------------------------------------------
          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

      Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

                                                         Director and/or
      Name              Age   Position and Office Held   Executive Officer Since
 --------------------   ---   ------------------------   -----------------------

 Steven P. Strasser     52    Chief Executive Officer    April 21, 1999
                              and Director

 Mickey Hale            53    Secretary and Director     May 5, 1999

 Andrew C. Bebbington   40    Chief Operating Officer    January 18, 2001
                              and Director

 Simon J. Constantine   42    Director                   January 24, 2001

      A director's regular term is for a period of three years or until his or her successor is duly elected and qualified. The terms of the board are staggered so that one-third of the board is subject to election at each annual shareholders' meeting. The current term of Andrew C. Bebbington expires at the 2001 annual meeting; the current terms of Steven P. Strasser and Mickey Hale expire at the 2002 annual meeting; and the current term of Simon J. Constantine expires at the 2003 annual meeting.

      There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of the Company.

      Steven P. Strasser, age 52, was appointed a director of the Company on April 21, 1999 and Chief Executive Officer on January 16, 2001. Since 1987, Mr. Strasser has been engaged in stock and venture capital investments on his own behalf. Mr. Strasser served as co-chairman of Modula Computer from 1980 to 1987. Prior to that time, Mr. Strasser was involved in investment banking first with Edwards & Handley and then with J. Franklin Investments. Mr. Strasser received his bachelor of science degree in economics from the University of Utah in 1970 and a masters of business administration from Columbia University in 1972.

      Mickey Hale, age 53, was appointed a director of the Company on May 5, 1999 and Secretary on January 18, 2001. Ms. Hale has been president and chief executive officer of Imperial Development Corporation and related travel services and real estate entities since 1990. Ms. Hale was an investment advisor at Shearson Lehman Brothers from 1987-1990 and served in the same capacity at Paine Webber from 1980-1987.

      Andrew C. Bebbington, age 40, was appointed a director of the Company and Chief Operating Officer on January 18, 2001. Mr. Bebbington served as President of the Company from November 1997 until April 1999, and as a consultant to the Company from April 1999 until his appointment as Chief

Operating Officer. Mr. Bebbington was formerly president of Neslab Instruments Inc. for a period of six years, as well as serving on the board of directors of Life Sciences International plc until its purchase by Thermo Electron, Inc., in March 1997. Prior to this position, Mr. Bebbington served as business development director of Life Sciences for a period of four years, during which time he was responsible for coordinating Life Sciences' rapid expansion through acquisition. Mr. Bebbington is a graduate of the London School of Economics and a Chartered Accountant. Mr. Bebbington served in the KPMG consulting practice, specializing in mergers, acquisitions and other strategic and financial planning activities.

      Simon J. Constantine, age 42, was appointed a director of the Company on January 24, 2001. Mr. Constantine has been Executive Chairman of Auto Online Limited since 1999. Mr. Constantine has made a number of venture capital investments on his own behalf since 1997. From 1987 to 1997, Mr. Constantine served in multiple positions with Life Sciences International plc, including Finance Director, Acquisitions and Finance Director, and Chief Operating Officer
- Europe and Asia Pacific. He has also been a director of Bioquell plc since 1999. From 1992 through 1995, Mr. Constantine was a member of the Listing Policy Committee and the Quotations Committee of the London Stock Exchange. Mr. Constantine holds a degree in mathematics from Oxford University and is a Chartered Accountant. Mr. Constantine was also employed in the KPMG consulting practice specializing in acquisitions and other strategic and financial planning services.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely upon a review of the copies of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during 2000 all persons subject to the reporting requirements of
Section 16(a) filed the required reports on a timely basis, except that a Form 5 was filed late by Brian B. Lewis, a Form 3 was filed late by Andrew C. Bebbington, and a Form 3 was filed late by Simon J. Constantine.

--------------------------------------------------------------------------------
                        ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the chief executive officer of the Company, who is referred to as the "named executive officer". No other executive officer of the Company received compensation in excess of $100,000 for the periods indicated.

SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                                                 ---------------------------------
                                        Annual Compensation                 Awards            Payouts
                                    ----------------------------------------------------------------------------------------
      (a)                 (b)         (c)       (d)       (e)          (f)          (g)         (h)            (i)

                                                        Other                    Securities
                                                        Annual     Restricted    Underlying                 All Other
                                                       Compen-       Stock       Options/       LTIP         Compen-
     Name and                       Salary     Bonus    sation(1)    Award(s)       SARs       Payouts       sation
  Principal Position     Year         ($)       ($)       ($)          ($)          (#)          ($)           ($)
----------------------------------------------------------------------------------------------------------------------------

  Howard S. Landa     12/31/00(2)   $88,000     $0      $3,985         $0                0        $0      $(3,908,810)(3)
   CEO and            12/31/99(2)   $66,585     $0      $    0         $0         1,000,000(4)    $0      $ 3,908,810 (3)
   Chairman of
   the Board until
   January 16, 2001

----------------------------------------------------------------------------------------------------------------------------



----------

(1) These amounts reflect the benefit to the named executive officer of amounts paid by the Company for health insurance.

(2) Mr. Landa accepted the positions of chief executive officer and a member of the board of directors effective April 21, 1999. Mr. Landa was not previously an employee of the Company. The foregoing table reflects amounts paid, awarded, or accrued for Mr. Landa from April 21, 1999, to December 31, 2000. Mr. Landa resigned as chief executive officer and from the board of directors on January 16, 2001. With his resignation, Mr. Landa waived his rights to options to acquire 500,000 shares of common stock at $2.00 per share. Steven P. Strasser was appointed chief executive officer on January 16, 2001. Mr. Strasser will be paid $96,000 per year and received options to acquire 250,000 shares of common stock at $2.00 per share.

(3) This 1999 amount represents Mr. Landa's share of the deferred compensation pool accrued during the year ended December 31, 1999. With the decrease in market capitalization between December 31, 1999 and December 5, 2000, amounts previously accrued under the deferred compensation plan were reversed. As described in Note (4) below, Mr. Landa forfeited his interest in this plan on December 5, 2000 when options to acquire 800,000 shares of common stock were approved by shareholders.

(4) Of these options granted, 800,000 were subject to stockholder approval, which approval was sought and obtained on December 5, 2000. With this approval by the stockholders, Mr. Landa forfeited his interest in the deferred compensation plan described in Note (3) above. Upon his resignation as chief executive officer and a director of the Company on January 16, 2001, Mr. Landa waived his rights to options to acquire 500,000 shares of common stock as disclosed in Note (2) above.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

      There were no stock options or stock appreciation rights granted by the Company during the year ended December 31, 2000. Certain options that were granted in November 1999 (and reported in Item 11 on Form 10-K for the year ended December 31, 1999) were approved by shareholders at a special meeting on December 5, 2000.

      The following table sets forth the information concerning the options exercised by the named executive officer during the year ended December 31, 2000, and the value of unexercised options as of December 31, 2000.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

       (a)             (b)           (c)             (d)                (e)
                                                  Number of
                                                  Securities          Value of
                                                  Underlying        Unexercised
                                                 Unexercised        In-the-Money
                     Shares                   Options/SARs at    Options/SARs at
                     Acquired                     FY End (#)         FY End ($)
                   on Exercise      Value        Exercisable/       Exercisable/
       Name            (#)      Realized ($)    Unexercisable      Unexercisable
--------------------------------------------------------------------------------

Howard S. Landa         0            $0          1,000,000/0           $0/$0


      At December 31, 2000, the Company had options outstanding to acquire 2,495,256 shares of common stock at a weighted-average exercise price of $2.25, all of which are exercisable.

EXECUTIVE EMPLOYMENT AGREEMENTS

      The Company had an employment contract with Howard S. Landa with an initial term through December 31, 2002, that provided for monthly compensation of $8,000. On January 16, 2001, the Company entered into a Transition Agreement with Mr. Landa and the remaining members of the board of directors. Under this agreement, Mr. Landa resigned as chief executive officer and from the board of directors of the Company, and waived his rights to options to acquire 500,000 shares of common stock. Under the transition agreement, Steven P. Strasser was appointed chief executive officer of the Company. Andrew C. Bebbington was appointed chief operating officer of the Company and to the board of directors on January 18, 2001.

      In connection with their appointments, the Company entered into employment agreements with Mr. Strasser and Mr. Bebbington. These agreements have initial terms that expire January 14, 2002, but renew automatically so there is always an unexpired one-year term. The employment agreements require the employee to devote such time, attention, and services as may be required to perform faithfully the duties assigned by the board of directors, although the agreements do not anticipate that such duties will require the executive's full business time. The agreements prohibit the executive from competing in any fashion with the Company during the term of the agreement and for one year subsequent to termination, and prohibit disclosure or use by the executive of trade secrets or other confidential information of the Company for a period of three years subsequent to termination.

      The employment agreements provide for annual compensation of $96,000 and $144,000 for the CEO and COO, respectively, plus normal benefits for vacation, sick leave, and health, medical, and disability insurance.

      In connection with his appointment, Mr. Strasser received options to acquire 250,000 shares of common stock with an exercise price of $2.00 per share. In connection with his employment agreement, Mr. Bebbington waived his right to options to acquire 150,000 shares of common stock with an exercise price of $2.00 per share. Mr. Bebbington continues to hold options to purchase 503,056 shares of common stock with a weighted-average exercise price of $2.00 per share.

      In the event that the executive is disabled or dies during the term of his employment agreement, he is entitled to his base salary for a period of 90 days. The employment agreements can be terminated by the Company for cause by showing that the executive has materially breached the terms of the employment agreement, that the executive, in the reasonable determination of the board of directors, has been grossly negligent or engaged in material willful or gross misconduct in the performance of his duties, or that the executive has committed or been convicted of fraud, embezzlement, theft, dishonesty, or other criminal conduct against the Company. On the sale or transfer of all or substantially all of the assets of the Company, the merger of the Company into another entity, the termination of the business of the Company, a change in control of the Company, or the continued breach by the Company of the employment agreement after 20 days written notice, the executive has the right to terminate the employment agreement. In the event of a termination of the employment agreement other than by the Company for cause, the executive will receive an amount equal to the amount of salary that would otherwise accrue to the executive during the remaining employment period, a one-year period.

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

DEFERRED COMPENSATION PLAN

      The Company adopted a deferred compensation plan on June 24, 1999, when the strategy to identify potential acquisitions was being implemented. Under the terms of the plan, Mr. Landa received a 30% interest in the compensation pool, the outside directors were each granted a 3% interest, and consultants to the Company were granted a 2% interest.

      The deferred compensation pool consisted of two components: (a) an increasing percentage of 3% to 7-1/2% of the net income of the Company subsequent to March 31, 1999, in excess of $2 million, excluding gains on the sale of the technologies then held by the Company and excluding compensation charges related to the granting of options, but including 75% of any net unrealized gain on investments made by the Company in marketable securities subsequent to March 31, 1999; and (b) an amount equal to 7-1/2% of any increase in the market capitalization of the Company above $13.4 million that is in excess of 150% of the increase in the Russell 2000 Index over the same period. The maximum amount permitted to be included in the compensation pool under these two components is $25 million and $50 million, respectively. The deferred compensation pool was to be fixed at December 31, 2002, or, if sooner, on any change of control. In the event of a change of control, the deferred compensation pool was not to be less than $5 million. The pool was required to be paid in cash unless payment in stock of the Company has been approved by the shareholders. Each of the holders of interests in the deferred compensation plan agreed to relinquish their interest in the plan upon stockholder approval of options granted to them by the board of directors. On December 5, 2000 at a special meeting of stockholders, those options were approved by shareholders. The deferred compensation plan was terminated, and the participants abandoned their interests in the plan.

COMPENSATION OF DIRECTORS

      The Company compensates its outside directors for service on the board of directors by payment of $1,000 for each board meeting attended and reimbursement of expenses incurred in attending board meetings. The Company does not separately compensate its board members who are also employees of the Company for their service on the board. Each of the members of the board have received options to acquire shares of stock at a weighted-average exercise price of $2.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      The Company did not have a compensation committee during the year ended December 31, 2000. The entire board, other than the particular individual executive officer involved, participated in the setting of compensation for senior management. On February 8, 2001, a compensation committee was formed consisting of Mr. Strasser, Ms. Hale, and Mr. Constantine.

--------------------------------------------------------------------------------
                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

      The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the Company's outstanding common stock as of March 27, 2001, and information as to the ownership of the Company's common stock by each director and named executive officer and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

           Name and Address         Nature of         Number of
       of Beneficial Owners(1)      Ownership        Shares Owned   Percent(2)
    --------------------------      --------------  -------------   ----------

    Named Executive Officer

       Howard S. Landa(3)           Common stock(4)      56,076        0.9%
                                    Options             500,000        7.1%
                                                    -------------
                                    Total               556,076        7.9%

    Directors

       Steven P. Strasser           Common stock              0        0.0%
                                    Options             500,000        7.1%
                                                    -------------
                                    Total               500,000        7.1%

       Mickey Hale                  Common stock         12,500        0.2%
                                    Options             190,000        2.8%
                                                    -------------
                                    Total               202,500        3.0%

       Andrew C. Bebbington         Common stock              0        0.0%
                                    Options             503,056        7.1%
                                                    -------------
                                    Total               503,056        7.1%

       Simon J. Constantine         Common stock(5)       7,600        0.1%
                                    Options             150,000        2.2%
                                                    -------------
                                    Total               157,600        2.3%

    All Executive Officers and      Common stock         20,100        0.3%
      Directors as a Group          Options           1,343,056       17.0%
      (four persons)                                -------------
                                    Total             1,363,156       17.2%

----------

(1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power.

(2) The percentages shown are based on 6,562,546 shares of common stock of the Company issued and outstanding as of March 27, 2001. The percentages shown for options assume the exercise of all options held solely by that individual and a corresponding increase in the issued and outstanding common stock. The percentage shown for total holdings assumes the exercise of all options held by the individual and a corresponding increase in the issued and outstanding common stock.

(3) Mr. Landa resigned as chief executive officer and from the board of directors on January 16, 2001.

(4) These shares are held by the spouse and children of Mr. Landa and a limited liability company in which Mr. Landa is a minority owner. Mr. Landa disclaims direct beneficial ownership and control of these shares.

(5) These shares are beneficially owned by Mr. Constantine's spouse. Mr. Constantine disclaims beneficial ownership and control of these shares.

--------------------------------------------------------------------------------
            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

      In anticipation of the proposed merger with Net2Wireless, which required that the Company's liabilities not exceed $50,000, the Company entered into an indemnification agreement with Howard S. Landa. Under that agreement, Mr. Landa agreed to indemnify the Company for any costs arising out of an action entitled, Edgar Lee, et al. v. Sensar Corporation, filed in the Fourth Judicial District Court in Utah County, Utah, Civil No. 990403473, subsequent to March 1, 2000, including costs of defense and the payment of any settlement or judgment. Under the terms of the indemnification agreement, the Company transferred to Mr. Landa the assets held by the Company's subsidiary, Eagle Lake Ventures, Inc., including the right to use that name, plus certain office furniture and equipment. These assets had a book value of $356,150 at the date of transfer, and included two minority investments in unrelated companies, with a total combined cost to the Company of $325,000. In addition, Mr. Landa agreed to assume the lease for the office space located at 50 West Broadway, Suite 501, Salt Lake City, Utah. Finally, Mr. Landa agreed to make any space that the Company would like to have at the Salt Lake City office available prior to the planned merger at no charge and thereafter, for a period of one year subsequent to the closing of the planned merger with Net2Wireless, at a cost of $1.00 per month. This agreement was approved by the board of directors of the Company but was not negotiated at arms-length. Because of the contingent nature of the litigation and the inability of the parties to currently predict the outcome, it is uncertain what the cost would have been to the Company to obtain similar benefits from an unrelated third-party.

      In addition to the indemnification agreement, Mr. Landa agreed to terminate the unexpired term of his employment agreement with the Company, to provide 100 hours of transitional services without charge to the Company and to forego his 30% interest in the compensation pool under the terms of the deferred compensation plan approved by the board of directors of the Company in June 1999, contingent upon approval by the stockholders of Mr. Landa's option to acquire 800,000 shares of common stock at $2.00 per share. That approval was sought and obtained on December 5, 2000.

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

  4           (3)       Designation of Rights, Privileges, and          Exhibit to report on
                        Preferences of 1998 Series A Preferred Stock    Form 8-K dated
                                                                        February 13, 1998*

  5           (3)       Bylaws                                          Registration Statement
                                                                        filed on Form S-4,
                                                                        Exhibit 3.5, SEC File
                                                                        No. 333-34298*

  6           (10)      Executive Employment Agreement of               Exhibit to report on
                        Howard S. Landa effective                       Form 10-Q for the
                        April 22, 1999                                  quarter ended
                                                                        June 30, 1999*

  7           (10)      Deferred Compensation Plan                      Exhibit to report on
                        Adopted by the Board of Directors               Form 10-K for the
                        Effective May 1, 1999                           year ended
                                                                        December 31, 1999*


                SEC
 Exhibit    Reference
   No.          No.     Title of Document                               Location
   ---          ---     -----------------                               --------

  8           (10)      1997 Stock Option and Award Plan                Exhibit to report on
                                                                        Form 10-Q for the
                                                                        quarter ended
                                                                        March 31, 1997*

  9           (10)      Asset Purchase Agreement by and among           Exhibit "A" to Proxy
                        PCB Group, Inc., Beehive Acquisition Corp.,     Statement dated
                        Larson-Davis Incorporated, and Larson-Davis     February 16, 1999*
                        Laboratories, dated November 30, 1998,          and Exhibit to report
                        as amended February 16, 1999, and               on Form 10-K for the
                        March 31, 1999                                  year ended
                                                                        December 31, 1998*

  10          (10)      Asset Purchase Agreement between                Exhibit to report on
                        Sensar Instruments, Inc., Sensar                Form 8-K dated
                        Corporation, and LECO Corporation,              August 19, 1999*
                        dated August 19, 1999

  11          (10)      Form of Market Stand Off and                    Exhibit to report on
                        Redemption Agreement by and between             Form 10-K for the
                        Larson-Davis Incorporated and Investors         year ended of
                        1998 Series A Preferred Stock,                  December 31, 1998*
                        dated January, 1999

  12          (10)      Release Agreement between Sensar                Exhibit to report on
                        Corporation and Net2Wireless                    Form 8-K dated
                        Corporation dated December 4, 2000              December 4, 2000*

  13          (10)      Employment Agreement between                    This filing
                        Sensar Corporation and
                        Steven P. Strasser

  14          (10)      Employment Agreement between                    This filing
                        Sensar Corporation and
                        Andrew C. Bebbington

  15          (10)      2000 Stock Option Plan                          Exhibit to Registration
                                                                        Statement on Form
                                                                        S-4 SEC File No.
                                                                        333-34298*

  16          (21)      Subsidiaries of LarsonoDavis Incorporated       Exhibit to report on
                                                                        Form 10-KSB for the
                                                                        year ended
                                                                        June 30, 1996*

  17          (23)      Consent of Grant Thornton LLP                   This Filing



----------
*Incorporated by reference

REPORTS ON FORM 8-K

      During the last quarter of the fiscal year ended December 31, 2000, the Company filed seven reports on Form 8-K, dated October 5, 2000, October 16, 2000, November 8, 2000, November 22, 2000, December 4, 2000, December 4, 2000
and December 5, 2000, respectively. Subsequent to December 31, 2000, the Company has filed one report on Form 8-K, dated January 22, 2001.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                               SENSAR CORPORATION


Dated:  March 30, 2001         By  /s/ Steven P. Strasser
                                  ---------------------------------------------
                                  Steven P. Strasser, Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  March 30, 2001         By  /s/ Steven P. Strasser
                                  ---------------------------------------------
                                  Steven P. Strasser, Chief Executive Officer
                                  and Director
                                  (Principal Executive Officer)


Dated:  March 30, 2001         By  /s/ Andrew C. Bebbington
                                  ---------------------------------------------
                                  Andrew C. Bebbington, Chief Operating
                                  Officer and Director
                                  (Principal Financial and Accounting Officer)


Dated:  March 30, 2001         By  /s/ Mickey Hale
                                  ---------------------------------------------
                                  Mickey Hale, Director


Dated:  March 30, 2001         By  /s/ Simon J. Constantine
                                  ---------------------------------------------
                                  Simon J. Constantine, Director

                       Sensar Corporation and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
Consolidated Financial Statements:

   Report of Independent Certified Public Accountants                      F-2

   Consolidated Balance Sheets as of December 31, 2000 and 1999            F-3

   Consolidated Statements of Operations and Comprehensive Income (Loss)
       for the Years Ended December 31, 2000, 1999 and 1998                F-4

   Consolidated Statements of Stockholders' Equity (Deficit)
       for the Years Ended December 31, 2000, 1999 and 1998                F-5

   Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998                                    F-7

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

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Sensar Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sensar Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensar Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Grant Thornton LLP

Salt Lake City, Utah
February 12, 2001

                      Sensar Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                     ------------------------------
                                                         2000             1999
                                                     -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                        $  3,248,505     $  3,735,115
    Notes receivable (Note K)                                   -        1,455,134
    Other current assets                                   67,470           25,598
                                                     -------------    -------------

             Total current assets                       3,315,975        5,215,847

OFFICE EQUIPMENT AND FURNISHINGS,
   net of accumulated depreciation                              -           27,992

INVESTMENTS (Notes B and I)                             2,033,534          325,000
                                                     -------------    -------------

                                                     $  5,349,509     $  5,568,839
                                                     =============    =============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                 $     51,105     $     31,438
    Accrued liabilities                                    13,000          150,320
                                                     -------------    -------------

             Total current liabilities                     64,105          181,758

LONG-TERM LIABILITIES AND DEFERRED GAIN
    Deferred compensation (Note C)                              -        5,342,040
    Deferred gain (Note K)                                200,000          200,000
                                                     -------------    -------------

             TOTAL LIABILITIES AND DEFERRED GAIN          264,105        5,723,798
                                                     -------------    -------------

CONTINGENT LIABILITY (Note I)                                   -                -

STOCKHOLDERS' EQUITY (DEFICIT) (Notes E, F, H and M)
  Preferred stock, $.001 par value; authorized
       10,000,000 shares; issued and outstanding
       zero shares                                              -                -
    Common stock, $.001 par value; authorized
       290,000,000 shares; issued and outstanding
       6,562,546 shares at December 31, 2000 and
       6,326,038 shares at December 31, 1999                6,563            6,326
    Additional paid-in capital                         35,798,891       34,850,817
    Accumulated deficit                               (30,720,050)     (35,012,102)
                                                     -------------    -------------
             Total stockholders' equity (deficit)       5,085,404         (154,959)
                                                     -------------    -------------
                                                     $  5,349,509     $  5,568,839
                                                     =============    =============

   The accompanying notes are an integral part of these financial statements.

                       Sensar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                      Year ended December 31,
                                                          ----------------------------------------------
                                                              2000             1999             1998
                                                          ------------    -------------    -------------

Revenues
    Interest income                                       $    359,405    $     147,944    $    137,814
                                                          ------------    -------------    -------------

Costs and expenses
    General and administrative                               1,458,810          893,416         708,890
    Compensation expense for stock options (Note H)           (181,492)       5,885,833               -
    Deferred compensation expense (Note C)                  (5,342,040)       5,342,040               -
    Unusual charges (credits), net (Note J)                    356,150          (31,663)        649,949
    Interest expense                                                 -           31,811               -
    Other                                                            -           21,665               -
                                                          ------------    -------------    -------------

                                                            (3,708,572)      12,143,102       1,358,839
                                                          ------------    -------------    -------------

             Income (loss) from continuing operations
                before income taxes                          4,067,977      (11,995,158)     (1,221,025)

Income taxes (Note D)                                                -                -               -
                                                          ------------    -------------    -------------

             Income (loss) from continuing operations        4,067,977      (11,995,158)     (1,221,025)

Gain on sale of discontinued operations (Note K)               224,075        3,268,250               -

Income (loss) from discontinued operations (Note K)                  -           22,528      (5,702,419)
                                                          ------------    -------------    -------------

             Net income (loss)                               4,292,052       (8,704,380)     (6,923,444)

Other comprehensive income - foreign
   currency translation adjustments                                  -                -         (64,512)
                                                          ------------    -------------    -------------

             Comprehensive income (loss)                  $  4,292,052    $  (8,704,380)   $ (6,987,956)
                                                          ============    =============    =============

Income (loss) per common share (Note G)
    Continuing operations
        Basic and diluted                                 $       0.62     $      (2.11)   $      (0.51)

    Discontinued operations
        Basic and diluted                                 $       0.04     $       0.58    $      (1.12)

    Net income (loss)
        Basic and diluted                                 $       0.66     $      (1.53)   $      (1.63)

Income (loss) from continuing operations applicable
   to common stock                                        $  4,067,977     $(12,020,572)   $ (2,567,588)

Weighted average common and
   common equivalent shares outstanding
    Basic and diluted                                        6,536,352        5,693,514       5,073,463


   The accompanying notes are an integral part of these financial statements.

                      Sensar Corporation and Subsidiaries

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 2000, 1999 and 1998

                                                                                                                       Notes
                                                                                                                     receivable
                                    Preferred stock             Common stock          Additional                       from
                                 ---------------------   ------------------------      paid-in       Accumulated      exercise
                                   Shares      Amount       Shares        Amount       capital         deficit       of options
                                 ---------    --------   -----------    ---------    -----------    -------------   -------------
Balances at January 1, 1998              -    $      -    4,850,157     $   4,850    $26,104,607    $(19,251,591)    $   (69,375)

Shares issued for services
   rendered (Note F)                     -           -       19,499            19        148,294               -               -

Shares issued upon exercise
   of options (Note H)                   -           -      110,546           111        726,079               -        (726,190)

Shares purchased under
   employee stock purchase
   plan (Note H)                         -           -       29,273            29         81,143               -               -

Shares issued upon exercise
   of warrants (Note H)                  -           -       29,634            30        359,794               -               -

Shares issued in private
   placement (Note E)             3,500.00           3            -             -      3,281,605               -               -

Conversion of preferred
   stock (Note E)                  (460.05)          -      189,257           189           (189)              -               -

Collection of and allowance
   on notes receivable from
   exercise of options (Note H)          -           -            -             -              -               -         420,881

Adjustment for translation
   of foreign currency                   -           -            -             -              -               -               -

Preferred dividends                      -           -            -             -              -        (107,273)              -

Net loss for the year                    -           -            -             -              -      (6,923,444)              -
                                 ---------    --------   ----------     ---------    -----------     ------------    -----------

Balances at December 31, 1998     3,039.95           3    5,228,366         5,228     30,701,333     (26,282,308)       (374,684)

Shares issued upon exercise
   of options (Note H)                   -           -      105,880           106           (106)              -               -

Shares issued upon exercise
   of warrants (Note H)                  -           -      411,764           412        231,967               -               -

Conversion of preferred
   stock (Note E)                  (101.20)          -      128,032           128           (128)              -               -

Collection of and allowance
   on notes receivable from
   exercise of options (Note H)          -           -            -             -              -               -         265,371

Shares issued in private
   placement (Note F)                    -           -      500,000           500        986,105               -               -

Redemption of preferred
   stock (Note E)                (2,938.75)         (3)           -             -     (2,938,747)              -               -

Conversion of debenture
   (Note F)                              -           -       17,778            18         39,982               -               -

Settlement of litigation
   (Note H)                              -           -      (65,782)          (66)       (86,312)              -         109,313

Capital contribution for
   compensation from stock
   option grants (Note H)                -           -            -             -      5,885,833               -               -

Capital contribution for
   beneficial conversion feature         -           -            -             -         30,890               -               -

Preferred dividends                      -           -            -             -              -         (25,414)              -

Net loss for the year                    -           -            -             -              -      (8,704,380)              -
                                 ---------    --------   -----------    ---------    -----------    ------------     -----------
Balances at December 31, 1999            -    $      -    6,326,038     $   6,326    $34,850,817    $(35,012,102)    $         -

                                  Accumulated
                                     other
                                 comprehensive
                                     income
                                     (loss)          Total
                                  ------------   ------------
Balances at January 1, 1998       $    64,512    $ 6,853,003

Shares issued for services
   rendered (Note F)                        -        148,313

Shares issued upon exercise
   of options (Note H)                      -              -

Shares purchased under
   employee stock purchase
   plan (Note H)                            -         81,172

Shares issued upon exercise
   of warrants (Note H)                     -        359,824

Shares issued in private
   placement (Note E)                       -      3,281,608

Conversion of preferred
   stock (Note E)                           -              -

Collection of and allowance
   on notes receivable from
   exercise of options (Note H)             -        420,881

Adjustment for translation
   of foreign currency                (64,512)       (64,512)

Preferred dividends                         -       (107,273)

Net loss for the year                       -     (6,923,444)
                                  -----------    -----------

Balances at December 31, 1998               -      4,049,572

Shares issued upon exercise
   of options (Note H)                      -              -

Shares issued upon exercise
   of warrants (Note H)                     -        232,379

Conversion of preferred
   stock (Note E)                           -              -

Collection of and allowance
   on notes receivable from
   exercise of options (Note H)             -        265,371

Shares issued in private
   placement (Note F)                       -        986,605

Redemption of preferred
   stock (Note E)                           -     (2,938,750)

Conversion of debenture
   (Note F)                                 -         40,000

Settlement of litigation
   (Note H)                                 -         22,935

Capital contribution for
   compensation from stock
   option grants (Note H)                   -      5,885,833

Capital contribution for
   beneficial conversion feature            -         30,890

Preferred dividends                         -        (25,414)

Net loss for the year                       -     (8,704,380)
                                  -----------    -----------
Balances at December 31, 1999     $         -    $  (154,959)

                                   (Continued)

                      Sensar Corporation and Subsidiaries

                  Years ended December 31, 2000, 1999 and 1998


                                                                                                                   Notes
                                                                                                                receivable
                                Preferred stock              Common stock         Additional                       from
                             ---------------------    ------------------------     paid-n       Accumulated      exercise
                               Shares      Amount        Shares       Amount       capital        deficit       of options
                             ----------   --------    -----------   ----------   -----------   ------------    ------------
Balances at
   December 31, 1999                 -    $      -     6,326,038    $   6,326    $34,850,817   $(35,012,102)   $          -

Shares issued upon
   exercise of options
   (Note H)                          -           -       220,911          221      1,150,690              -               -

Shares issued upon
   exercise of warrants
   (Note H)                          -           -         2,800            3          3,497              -               -

Shares issued for
   compensation (Note F)             -           -        14,000           14         10,923              -               -

Capital contribution for
   compensation from stock
   option grants (Note H)            -           -             -            -       (181,492)             -               -

Shares cancelled to
   satisfy note receivable           -           -        (1,203)          (1)       (35,544)             -               -

Net income for the year              -           -             -            -              -      4,292,052               -
                             ----------   --------    -----------   ----------   -----------   ------------    ------------
Balances at
   December 31, 2000                 -    $      -     6,562,546    $   6,563    $35,798,891   $(30,720,050)   $          -
                             ==========   ========    ===========   ==========   ===========   ============    ============

                              Accumulated
                                 other
                             comprehensive
                                 income
                                 (loss)          Total
                              ------------   ------------
Balances at
   December 31, 1999          $         -    $  (154,959)

Shares issued upon
   exercise of options
   (Note H)                             -      1,150,911

Shares issued upon
   exercise of warrants
   (Note H)                             -          3,500

Shares issued for
   compensation (Note F)                -         10,937

Capital contribution for
   compensation from stock
   option grants (Note H)               -       (181,492)

Shares cancelled to
   satisfy note receivable              -        (35,545)

Net income for the year                 -      4,292,052
                              ------------   ------------
Balances at
   December 31, 2000          $         -    $ 5,085,404
                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                      Sensar Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year ended December 31,
                                                                            -----------------------------------------------------
                                                                                 2000                1999               1998
                                                                            -------------        -------------      -------------

Increase (decrease) in cash and cash equivalents

  Cash flows from operating activities
    Income (loss) from continuing operations                                $   4,067,977        $ (11,995,158)     $  (1,221,025)
    Adjustments to reconcile income (loss) from continuing
       operations to net cash used in continuing operations
        Depreciation                                                                2,955                6,385              2,475
        Compensation expense for stock options (Note H)                          (181,492)           5,885,833                  -
        Deferred compensation expense (Note C)                                 (5,342,040)           5,342,040                  -
        Stock issued in payment of compensation                                    10,937                    -             46,338
        Indemnity costs                                                           356,150                    -                  -
        Interest expense from beneficial conversion feature                             -               30,890                  -
        Provision for (recovery of) impairment losses                                   -             (157,239)           621,549
        Changes in assets and liabilities
             Other current assets                                                 (75,406)             (24,989)            26,886
             Accounts payable                                                      19,667              (94,304)           (35,614)
             Accrued liabilities                                                 (137,320)             112,138             57,201
                                                                            --------------       -------------      -------------

                     Net cash used in
                        continuing operations                                  (1,278,572)            (894,404)          (502,190)

                     Net cash used in
                        discontinued operations                                         -             (195,411)        (2,207,682)
                                                                            --------------       -------------      -------------

                     Net cash used in
                        operating activities                                   (1,278,572)          (1,089,815)        (2,709,872)
                                                                            --------------       -------------      -------------

  Cash flows from investing activities
    Purchase of office equipment and furnishings                                  (11,681)             (23,645)            (9,022)
    Proceeds from sale of office equipment and furnishings                          5,568                    -                  -
    Collection of notes receivable                                              1,419,589              365,411                  -
    Issuance of notes receivable                                                 (500,000)             (35,000)                 -
    Increase in investments                                                    (1,500,000)            (325,000)                 -
                                                                            --------------       -------------      -------------

                     Net cash used in investing activities of
                        continuing operations                                    (586,524)             (18,234)            (9,022)
                     Net cash provided by sale of discontinued
                        operations and other investing activities of
                        discontinued operations                                   224,075            5,566,491             37,495
                                                                            --------------       -------------      -------------

                     Net cash provided by (used in)
                        investing activities                                     (362,449)           5,548,257             28,473
                                                                            --------------       -------------      -------------

                                   (Continued)

                      Sensar Corporation and Subsidiaries

                                                                                          Year ended December 31,
                                                                            --------------------------------------------------
                                                                                  2000              1999              1998
                                                                            ---------------    -------------     -------------

  Cash flows from financing activities
    Net proceeds from issuance of common
       stock and exercise of options and warrants                                 1,154,411        1,628,984         3,743,485
    Redemption of preferred stock                                                         -       (3,071,437)                -
    Proceeds from issuance of convertible debenture                                       -           40,000                 -
                                                                            ---------------    -------------     -------------
                     Net cash provided by (used in) financing
                        activities of continuing operations                       1,154,411       (1,402,453)        3,743,485

                     Net cash used in financing activities of
                        discontinued operations                                           -          (15,833)       (1,515,088)
                                                                            ---------------    -------------     -------------
                     Net cash provided by (used in)
                        financing activities                                      1,154,411       (1,418,286)        2,228,397
                                                                            ---------------    -------------     -------------
Effect of exchange rates on cash                                                          -                -           (64,512)
                                                                            ---------------    -------------     -------------

Net increase (decrease) in cash and cash equivalents                               (486,610)       3,040,156          (517,514)

Cash and cash equivalents at beginning of year                                    3,735,115          694,959         1,212,473
                                                                            ---------------    -------------     -------------

Cash and cash equivalents at end of year                                    $     3,248,505    $   3,735,115     $     694,959
                                                                            ===============    =============     =============

Supplemental disclosures of cash flow information

  Cash paid during the year for
    Interest                                                                $             -    $      29,839     $     146,510
    Income taxes                                                                          -                -                 -

Significant noncash investing and financing activities

  Conversion of note receivable and accrued interest into investment        $       533,534    $           -     $           -
  Notes receivable issued in exercise of stock options                                    -                -           726,190
  Note receivable satisfied through cancellation of common stock                     35,545                -                 -
  Conversion of debenture into common stock                                               -           40,000                 -

   The accompanying notes are an integral part of these financial statements.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

      1. Business activity and principles of consolidation

      Sensar Corporation (the Company) was formerly engaged in one industry segment; the design, development, manufacture, and marketing of analytical instruments. The Company has sold or otherwise disposed of all product lines of this business (Note K) and has no current operations. The Company is currently assessing its future operating strategy and potential industry segments. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All subsidiaries are inactive at December 31, 2000. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      5. Investments

      The Company has no investments that have a ready market. The Company's investments are accounted for under the cost method, and are carried at the lower of cost or estimated net realizable value. The Company assesses the need to record impairment losses on investments if impairment of an investment is determined to be other than temporary.

      6. Income (loss) per common share

      The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

      7. Business and credit risk

      The Company's financial instruments that are exposed to concentration of business and credit risk consist primarily of cash equivalents and its investment in Net2Wireless Corporation. The Company maintains its cash and cash equivalents principally at one major financial institution. Cash equivalents are invested through a daily repurchase agreement with the financial institution. The agreement provides for the balance of available funds to be invested in an undivided interest in one or more direct obligations of, or obligations that are fully guaranteed as to principal and interest by, the United States Government, or an agency thereof. These securities are not a deposit and are not insured by the Federal Deposit Insurance Corporation.

      As described in Note B, the Company owns approximately 14.1 percent of Net2Wireless Corporation, a privately-held company. The Company's investment in Net2Wireless represents approximately 38 percent of the Company's assets at December 31, 2000.

      8. Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

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

      10. Stock options

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). For options granted to employees that do not qualify for fixed plan accounting (i.e., options with cashless exercise provisions) under APB 25, the Company recognizes compensation expense equal to the change in the stock price above the exercise price. For options granted for services from nonemployees, the Company follows the provisions of SFAS 123 and records compensation expense equal to the fair value of options granted.

      11. Recent accounting pronouncements

      There are no recent accounting pronouncements that have been issued, but are not yet effective, that apply to the Company.

NOTE B - INVESTMENTS

      During 1999, the Company entered into an Agreement with Net2Wireless Corporation, that gave the Company the right to acquire Net2Wireless in exchange for the issuance of 18,295,060 shares of the Company's common stock. Net2Wireless is a privately-held startup company that is developing wireless internet communication, including multimedia applications. As part of the agreement, the Company agreed to provide Net2Wireless with short-term financing of up to $2 million, of which $500,000 was advanced in February 2000. The advance bore interest at 8 percent per annum and was due on or before December 31, 2000.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE B - INVESTMENTS - CONTINUED

      A stockholders' meeting was set for December 5, 2000, at which the merger with Net2Wireless was to be voted upon. On December 4, 2000, when it had become clear that the Company would not obtain the required vote from its stockholders to approve the proposed merger with Net2Wireless (and in light of certain other developments with Nasdaq related to the uncertainty of continued listing of the Company by Nasdaq in the event of completion of the merger), the Company entered into a Release Agreement with Net2Wireless to terminate the prior Agreement to merge with Net2Wireless. In connection with the Release Agreement, Net2Wireless agreed to issue the Company 3,000,000 shares of its common stock and a warrant to acquire an additional 1,000,000 shares of common stock in exchange for the payment of $1.5 million and the forgiveness of the advance in February 2000 of $500,000, plus accrued interest of $33,534. The warrant is exercisable at any time prior to December 31, 2003 at an exercise price of $10 per share. The Company's investment in Net2Wireless represents approximately 14.1 percent of the outstanding stock of Net2Wireless and is accounted for under the cost method of accounting. Net2Wireless has now changed its name to Jigami Corporation.

      In 1999, the Company invested $150,000 in PayStation.com, Inc. (PayStation) in the form of $75,000 for a convertible promissory note and $75,000 for 15,000 shares of convertible preferred stock, representing 2.5 percent of the offering. PayStation repaid the promissory note, leaving a balance of $75,000 as the Company's investment. PayStation is an internet-based company that has the capability to deliver internet-based financial services to consumers who prefer to pay bills through the internet. The Company's investment in PayStation was accounted for under the cost method of accounting. The Company also participated in the second round funding of Durect Corporation (Durect), a pioneer in drug therapy treatments, employing subcutaneous delivery technology and paid $250,000 for preferred stock convertible into approximately one percent of Durect. The Company's investment in Durect was accounted for under the cost method of accounting. As described in Note J, the Company's investments in PayStation and Durect were transferred to the then chief executive officer in 2000 as part of the consideration for his agreement to indemnify the Company against certain litigation.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE C - DEFERRED COMPENSATION PLAN

      On June 24, 1999, the board adopted a deferred compensation plan to provide long-term incentive compensation to the members of the board and certain other consultants or members of management. The plan established an unfunded deferred compensation pool, based on specified percentages of the Company's net income and increases in its market capitalization. No earnings compensation would be paid into the pool until the cumulative net income from the operations under the new board has exceeded $2,000,000 and no amounts would be paid for increases in market capitalization unless the increase in market capitalization exceeds 150 percent of any increase in the Russell 2000 Index (with appropriate adjustments for additional capital infusions or acquisitions). The then chief executive officer received an initial 30 percent ownership in the pool and an additional 11 percent was granted to others. As discussed in Note H to the financial statements, the deferred compensation plan was terminated and the participants in the plan abandoned their interest in the plan with the shareholder approval on December 5, 2000 of options previously granted to the participants.

      Deferred compensation expense was measured based on the changes in factors which determined the amount of the deferred compensation pool, which was solely the change in market capitalization of the Company's common stock. For the year ended December 31, 1999, the Company recognized deferred compensation expense of $5,342,040 representing the total amount of the deferred compensation pool at December 31, 1999 multiplied by 41 percent for the interests granted through December 31, 1999. With the decrease in the Company's market capitalization as a result of the decline in the price of the Company's common stock between December 31, 1999 and December 5, 2000, the total amount of the deferred compensation pool had declined to zero. Accordingly, the Company reversed the entire deferred compensation liability in the year ended December 31, 2000 and recorded a corresponding credit in the statement of operations.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE D - INCOME TAXES

      The income tax expense (benefit) reconciled to the tax computed at the statutory federal rate of 34 percent is as follows:

                                                                                           Year ended December 31,
                                                                             ----------------------------------------------------
                                                                                 2000               1999               1998
                                                                             --------------     --------------     --------------
             Income taxes (benefit) at statutory rate                        $    1,459,298     $   (2,959,489)    $   (2,353,971)
             State income taxes (benefit)
                net of federal tax effect                                           175,407           (287,245)          (228,474)
             Stock option compensation                                              346,293                  -                  -
             Amortization of acquired technology                                          -                  -            900,420
             Settlement with former directors                                             -             33,723             70,427
             Valuation allowance changes affecting the provision for
                income taxes                                                     (1,982,634)         3,199,056          1,605,535
             Other, net                                                               1,636             13,955              6,063
                                                                             --------------     --------------     --------------

             Income tax expense                                              $            -     $            -     $            -
                                                                             ==============     ==============     ==============

        Deferred income tax assets and liabilities are as follows:

                                                                                                     December 31,
                                                                                          -----------------------------------
                                                                                               2000                1999
                                                                                          ---------------     ---------------
         Deferred tax assets
             Benefit of net operating loss carryforwards                                  $    10,718,367     $     8,340,728
             Compensation expense for stock options                                                     -           2,141,656
             Deferred compensation expense                                                              -           1,992,581
             Capitalized software development costs and
                amortization of intangible assets                                                 209,880             257,383
             Deferred gain                                                                         74,600              74,600
             Accrued liabilities                                                                    4,849              34,664
             Allowance for doubtful accounts                                                            -              27,043
             Other, net                                                                             4,364               4,364
                                                                                          ---------------     ---------------
                                                                                               11,012,060          12,873,019
         Less valuation allowance                                                             (11,012,060)        (12,872,910)
                                                                                          ---------------     ---------------
                                                                                                        -                 109
         Deferred tax liabilities
             Depreciation of property and equipment                                                     -                (109)
                                                                                          ---------------     ---------------

         Net deferred tax asset                                                           $             -     $             -
                                                                                          ===============     ===============

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE D - INCOME TAXES - CONTINUED

      Historically, the Company has sustained net operating losses. As of December 31, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $28 million expiring in various years through 2020. Utilization of approximately $3.1 million of the total net operating loss is dependent on the future profitable operation of Sensar Instruments, Inc. under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership. Only a portion of the net operating loss carryforward is attributable to operating activities. The remainder is attributable to tax deductions related to the exercise of stock options. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

      The valuation allowance for deferred tax assets decreased by $1,860,850 during the year ended December 31, 2000. The decrease was principally due to the reversal of temporary differences related to compensation previously recorded for stock options and under the deferred compensation plan and the utilization of operating loss carryforwards relating to book taxable income, net of an increase in net operating loss carryforwards related to the exercise of stock options which will result in future tax deductions. The increase in the deferred tax asset relating to the exercise of stock options is approximately $1,655,500 in 2000 and $231,000 in 1999 (none in 1998), and will be credited to paid in capital when realized.

NOTE E - PREFERRED STOCK

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

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE E - PREFERRED STOCK - CONTINUED

      1998 Series A Preferred Stock - continued

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

      In an attempt to eliminate the potential market disruption of a significant conversion of the Preferred Stock into common stock, the Company used part of the proceeds from the sale of the assets of the acoustic division (Note K), to reacquire and cancel 100 percent of the remaining outstanding shares of Preferred Stock for approximately $3.07 million, including accrued but unpaid dividends. The Company agreed to reprice one-half of the associated warrants at $1.25 per share and to cancel the other half of the warrants.

NOTE F - COMMON STOCK

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

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE F - COMMON STOCK - CONTINUED

      During the years ended December 31, 2000 and 1998, the Company issued 14,000 shares and 19,499 shares, respectively, of common stock valued at $0.78 for the year ended December 31, 2000 and at prices ranging from $5.75 to $11.58 per share for the year ended December 31, 1998, for services rendered.

NOTE G - INCOME (LOSS) PER COMMON SHARE

      The following data show the amounts used in computing income (loss) per common share from continuing operations, including the effect on net loss for preferred stock dividends and a beneficial conversion feature associated with preferred stock and warrants. The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential. For 1998, loss from continuing operations applicable to common stock includes a noncash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1998 Series A Preferred Stock and related warrants (Note E). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend is a one-time, noncash charge increasing the loss per common share.

                                                                                           Year ended December 31,
                                                                             -------------------------------------------------
                                                                                  2000              1999             1998
                                                                             ---------------   ---------------  --------------
           Income (loss) from continuing operations                          $   4,067,977     $ (11,995,158)   $  (1,221,025)
           Dividends on preferred stock                                                  -           (25,414)        (107,273)
           Imputed dividend from beneficial
              conversion feature                                                         -                 -       (1,239,290)
                                                                             -------------     --------------   --------------
           Income (loss) from continuing operations applicable to
              common stock                                                   $   4,067,977     $ (12,020,572)   $  (2,567,588)
                                                                             =============     ==============   ==============

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE G - INCOME (LOSS) PER COMMON SHARE - CONTINUED

                                                                                           Year ended December 31,
                                                                             ----------------------------------------------------
                                                                                   2000               1999              1998
                                                                             ---------------     -------------     --------------
           Common shares outstanding during the entire
            year                                                                   6,326,038         5,228,366          4,850,157
           Weighted average common shares issued
            during the year                                                          210,314           465,148            223,306
                                                                             ---------------     -------------     --------------
           Weighted average number of common shares
            used in basic EPS                                                      6,536,352         5,693,514          5,073,463
           Dilutive effect of stock options
              and warrants                                                                 -                 -                  -
                                                                             ---------------     -------------     --------------
           Weighted average number of common shares
            and dilutive potential common stock used in
            diluted EPS                                                            6,536,352         5,693,514          5,073,463
                                                                             ===============     =============     ==============

      None of the options and warrants that were outstanding, as described in Note H, were included in the computation of diluted EPS because the market price of the underlying stock was less than the exercise price at December 31, 2000 and because the years ended December 31, 1999 and 1998 were loss years and to do so would have been anti-dilutive.

NOTE H - STOCK OPTIONS AND WARRANTS

      1. Stock-based compensation plans

      During the periods presented in the accompanying financial statements, the Company had stock options that were granted or available for grant under five stock option plans: the 1991 Director Stock Option Plan (the 1991 Director Plan); the 1996 Director Stock Option Plan (the 1996 Director
      Plan); the 1997 Stock Option and Award Plan (the 1997 Employee Plan); the 1987 Stock Option Plan (the 1987 Employee Plan); and the 2000 U.S. Stock Option Plan (the 2000 Plan). The Company has also granted options under executive employment agreements.

      A summary of the status of the options granted under the Company's stock option plans and employment agreements at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table below:

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE H - STOCK OPTIONS AND WARRANTS - CONTINUED

      1. Stock-based compensation plans - continued

                                                                      Year ended December 31,
                                       -------------------------------------------------------------------------------------
                                                  2000                          1999                         1998
                                       --------------------------    --------------------------   --------------------------
                                                       Weighted-                     Weighted-                    Weighted-
                                                        average                       average                      average
                                                        exercise                      exercise                     exercise
                                          Shares         price          Shares         price         Shares         price
                                       ------------   -----------    -----------    -----------   -----------    -----------
          Outstanding at beginning
           of year                         524,932      $5.17           924,990       $10.53       1,014,736       $13.55
          Granted                        2,200,000       2.00           560,000         2.05         704,000         9.95
          Exercised                       (220,913)      6.71          (105,880)        1.61        (110,546)        6.58
          Forfeited                         (8,763)      3.43          (830,178)        9.44        (130,400)       12.88
          Canceled                               -         -            (24,000)        7.34        (552,800)       15.55
                                       ------------                  -----------                  -----------

          Outstanding at end
           of year                       2,495,256      $2.25           524,932       $ 5.17         924,990       $10.53
                                       ============                  ===========                  ===========

          Exercisable at
           end of year                   2,495,256      $2.25           515,144       $ 5.03         482,994       $10.20
                                       ============                  ===========                  ===========

      The weighted-average fair value of each option grant is $1.34, $0.89 and $2.88 for the years ended December 31, 2000, 1999 and 1998, respectively, and is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2000, 1999 and 1998, respectively: risk-free interest rates of 5.7 percent, 5.1 percent, and
      5.5 percent; expected dividend yields of zero for all periods; expected lives of 1.0, 2.5, and 5.4 years; and expected volatility of 190 percent, 114 percent, and 46 percent.

      A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 2000 is presented below:

                                                                    Weighted-
                                                                      average          Weighted                       Weighted
                                                                     remaining         average                         average
                                                     Number         contractual        exercise         Number        exercise
                Range of exercise prices          outstanding       life (years)        price        exercisable        price
                ------------------------         -------------    ---------------    ------------   --------------    --------
                $ 1.50 - $ 2.00                      2,000,000          1.77          $  1.90            2,000,000     $  1.90
                $ 2.01 - $ 3.00                        453,056          1.24             2.50              453,056        2.50
                $ 3.01 - $ 17.50                        42,200          0.77            15.87               42,200       15.87
                                                 -------------                                      --------------

                $ 1.50 - $ 17.50                     2,495,256          1.65          $  2.25            2,495,256     $  2.25
                                                 =============                                      ==============

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE H - STOCK OPTIONS AND WARRANTS - CONTINUED

      1. Stock-based compensation plans - continued

      In 1998 and 1997, two former executives exercised options to acquire 110,546 shares and 12,000 shares, respectively, of common stock in exchange for notes receivable in the aggregate amount of $726,190 and $69,375, respectively. In 1998, the Company established a reserve of $400,000 against these notes due to the uncertainty of their collection in light of the decline in the price of the Company's common stock. During 1999, the Company agreed to accept substantially all of the proceeds from the sale of the common stock held by one of the former officers of approximately $438,000 in satisfaction of his notes totaling $726,190. The note for $69,375 was extinguished in 1999 as part of a settlement of litigation against the other former officer.

      In conjunction with the 1997 employment of a new chief executive officer, the Company granted options to acquire 400,000 shares of common stock. The options were granted at $14.375 per share, but were exercisable at the lower of the grant price or 80 percent of the trading price on the date of exercise (but not less than $9.00 per share). During 1998, this option was canceled in favor of an option to purchase 400,000 shares of common stock at prices ranging from $9.00 to $16.25 per share. During 1998, the Company granted options to acquire 120,000 shares of common stock to a new chief operating officer at prices ranging from $7.475 to $13.75 per share. All of the foregoing options were forfeited in April 1999 with the resignation of both officers from the board of directors.

      A new chief executive officer was appointed in April 1999. In conjunction with his appointment, the chief executive officer was granted an option to acquire 200,000 shares of common stock, half of which are exercisable at $1.50 per share and half at $2.50 per share. During April and May of 1999, three new non-executive directors were appointed to the board. On appointment, each received an option to acquire 200,000 shares of common stock, half of which are exercisable at $1.50 per share and half at $2.50 per share. Under Nasdaq corporate governance rules, these options were subject to shareholder approval, which approval was sought and obtained on December 5, 2000. For accounting purposes, these options to acquire 600,000 shares of common stock are deemed to have been granted in the year ended December 31, 2000. Additionally in 1999, options to acquire an aggregate of 360,000 shares of common stock were granted principally to nonemployees, at prices ranging from $1.50 to $2.50 per share. All of these options are immediately exercisable, generally expire three years after grant, and initially had cashless exercise provisions.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE H - STOCK OPTIONS AND WARRANTS - CONTINUED

      1. Stock-based compensation plans - continued

      Generally accepted accounting principles require that compensation be recorded each period for stock options with cashless exercise provisions granted to management, equal to the change in the stock price above the exercise price. If the price of the stock declines during the period, a credit is recorded against previously recorded compensation expense, but not in excess of the cumulative compensation recorded since the grant date. During the year ended December 31, 1999, the Company recognized $5,618,740 as a noncash compensation charge as a consequence of the cashless exercise provisions of the options granted to management to acquire an aggregate of 240,000 shares. Additionally, the Company has recorded non-cash compensation expense during the year ended December 31, 1999, of $267,093 for stock options granted to nonemployees to acquire an aggregate of 270,000 shares of common stock. The compensation expense was based on the fair value of options granted using the assumptions discussed earlier in this Note.

      In November 1999, the board of directors approved options to acquire an aggregate of 1,600,000 shares of common stock for $2.00 per share to the chief executive officer, to the non-executive members of the board of directors, and to the Company's chief consultant. These grants were subject to shareholder approval, which approval was sought and obtained on December 5, 2000. For accounting purposes, these options to acquire 1,600,000 shares of common stock are deemed to have been granted in the year ended December 31, 2000. With the approval of these options, the participants in the deferred compensation plan agreed to abandon their interests in the deferred compensation pool and the board of directors agreed to terminate the deferred compensation plan (Note C). During the year ended December 31, 2000, the Company recognized a credit against previously recorded compensation on the options granted to management with cashless exercise provisions in the amount of $1,200,000 as a consequence of the decrease in the price of the Company's common stock through the end of June 2000 (the date when the cashless exercise provisions of all options were terminated by management). Additionally, the Company recorded noncash compensation expense during the year ended December 31, 2000 of $868,508 for a stock option to acquire 650,000 shares of common stock approved by shareholders for a nonemployee. This compensation was based on the fair value of the option using the assumptions discussed earlier in this Note. Compensation in the amount of $150,000 was recorded for the remaining options approved by shareholders for management and board members where the market value of the Company's common stock was more than the exercise price of the options on December 5, 2000.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE H - STOCK OPTIONS AND WARRANTS - CONTINUED

      1. Stock-based compensation plans - continued

      Under the 1991 Director Plan, the Company granted options to acquire 12,000 shares of common stock annually to each director. Under this plan, the Company could grant up to an aggregate of 300,000 options. Options granted under this plan vested immediately and expired five years after the grant. The 1991 Director Plan terminated July 1, 1996.

      Under the 1996 Director Plan, the Company reserved 560,000 shares of common stock to be granted to directors of the Company. Options under the 1996 Director Plan vested 25 percent on the grant date and 25 percent for each year of service thereafter and expire five years after their vesting date. At December 31, 2000, there are options to acquire 30,000 shares of common stock outstanding under this plan. The 1996 Director Plan terminated May 9, 1999.

      Under the 1987 Employee Plan, as amended in 1994, the Company could grant options to acquire up to 300,000 shares of common stock, of which no options are outstanding as of December 31, 2000. The 1987 Employee Plan terminated November 9, 1997.

      The 1997 Employee Plan reserved 300,000 shares of common stock for issuance pursuant to stock options or stock awards granted, all of which have been exercised or awarded to employees and others as of December 31, 2000, with no further awards or grants available. Concurrently with the granting of certain options in 1998, the Company canceled existing options previously granted to certain employees to purchase 72,800 shares of common stock at prices ranging from $11.725 to $26.25 per share.

      The board of directors adopted the 2000 Plan on May 6, 2000 and shareholders approved the 2000 Plan on December 5, 2000. Under the 2000 Plan, the Company may grant options to acquire up to 6,000,000 shares of common stock to employees, officers, directors, consultants and others who perform services for the Company. No options have been granted under the 2000 Plan through December 31, 2000. The 2000 Plan will terminate May 6, 2010, unless terminated earlier by the board of directors.

      The Company adopted the 1997 Employee Stock Purchase Plan (the Stock Purchase Plan) effective as of February 1, 1997. The maximum number of shares of common stock which were available under this plan was 40,000 shares. The Stock Purchase Plan provided an opportunity to the employees of the Company to purchase shares of common stock in the Company at 85 percent of fair market value on each offering date. During the year ended December 31, 1998, the employees of the Company purchased 29,273 shares of common stock for gross proceeds of $81,172. The Stock Purchase Plan expired December 31, 1998.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE H - STOCK OPTIONS AND WARRANTS - CONTINUED

      1. Stock-based compensation plans - continued

      The Company accounts for options granted to management and to the members of the board of directors under APB 25 and its related interpretations and the opinions of the Emerging Issues Task Force. Had compensation cost for these plans been determined based on the fair value of the options at the grant dates for awards under these plans consistent with the method prescribed by SFAS 123, the Company's net income (loss) and income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                                                       Year ended December 31,
                                                                        ----------------------------------------------------
                                                                             2000               1999                1998
                                                                        --------------     --------------     --------------
            Net income (loss)                    As reported               $4,292,052        $(8,704,380)       $(6,923,444)
                                                 Pro forma                   (201,005)        (3,492,019)        (7,337,855)

            Income (loss) per
              common share                       As reported                    $0.66             $(1.53)            $(1.63)
                                                 Pro forma                      (0.03)             (0.62)             (1.79)

      2. Stock warrants

      In 1998, in connection with a private placement of the Preferred Stock, the Company granted warrants to purchase 280,000 shares of common stock at $11.25 per share. In connection with the redemption of the remaining Preferred Stock in 1999, the Company canceled one half of the remaining warrants and reduced the exercise price of the other half to $1.25 per share.

      In conjunction with a private placement of common stock in May 1995, the Company issued warrants to a group of investors to acquire common stock of the Company. After that time, the Company issued additional warrants to this group as the previously outstanding warrants were exercised. During 1998, warrants to acquire 29,634 shares of common stock were exercised by this group of investors and an equal amount of replacement warrants were granted. Due to the decrease in the market price of the Company's common stock, warrants to acquire 465,387 shares of common stock were allowed to expire in November 1998.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE H - STOCK OPTIONS AND WARRANTS - CONTINUED

      2. Stock warrants - continued

      In November 1999, the exercise price of 374,680 warrants and 44,900 warrants with exercise prices of $21.875 and $11.25, respectively, were reduced to $2.00 per share.

      A summary of the status of common stock underlying the warrants issued and changes during the years is presented in the table below:

                                                                             Year ended December 31,
                                              -----------------------------------------------------------------------------------
                                                         2000                         1999                         1998
                                              --------------------------   --------------------------   -------------------------
                                                              Weighted-                    Weighted-                   Weighted-
                                                               average                      average                     average
                                                              exercise                     exercise                    exercise
                                                 Shares         price         Shares         price         Shares        price
                                              -----------   ------------   -----------   ------------   -----------   -----------
          Outstanding at
           beginning of year                       2,800       $1.25          654,680      $17.33          840,067      $17.23
          Granted                                      -           -          537,130        1.84          309,634       12.28
          Exercised                               (2,800)       1.25         (534,330)       1.84          (29,634)      13.25
          Expired                                      -           -                -           -         (465,387)      14.03
          Canceled                                     -           -         (654,680)      17.33                -           -
                                              -----------                  -----------                  -----------

          Outstanding at
           end of year                                 -       $   -            2,800      $ 1.25          654,680      $17.33
                                              ===========                  ===========                  ===========

NOTE I - CONTINGENT LIABILITY

      In September 1999, certain former employees of the Company filed a lawsuit against the Company seeking damages for non-payment of a bonus arrangement, plus penalties and attorneys fees. The Company denies that the conditions of the bonus were met, filed a motion to dismiss certain claims (which was granted in part to dismiss the claim for certain penalties), and intends to vigorously defend its position. Management of the Company believes that it has substantial defenses to the claims. In March 2000, the then chief executive officer agreed to indemnify the Company for all costs and expenses, including any judgments, arising out of this litigation subsequent to March 1, 2000 (Note J). The Company does not believe that this litigation will have a material impact on the financial position of the Company. This litigation is set for trial in May 2001.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE J - UNUSUAL CHARGES

      The Company has incurred the following unusual charges (credits) during the years covered by the financial statements:

                                                                                             Year Ended December 31,
                                                                            -----------------------------------------------------
                                                                                 2000               1999              1998
                                                                            ---------------     -------------    ----------------
           Indemnification expense                                          $       356,150     $          -     $              -
           Termination benefits paid to former executive officer                          -          125,000                    -
           Write down (recovery) of receivable from former executive
              officer and related litigation costs                                        -          (12,035)             187,492
           Write down (recovery) of notes receivable and accrued
              interest from former executive management for exercise of
              stock options                                                               -         (144,628)             456,723
           Other charges                                                                  -                -                5,734
                                                                            ---------------     -------------    ----------------

                                                                            $       356,150     $    (31,663)    $        649,949
                                                                            ===============     =============    ================

      In anticipation of the merger with Net2Wireless (Note B) and in order to eliminate the Company's liabilities other than nominal current liabilities, the Company entered into an agreement effective March 1, 2000 with the then chief executive officer whereby he agreed to indemnify the Company with respect to pending litigation and assume the real property lease to which the Company was a party. As part of his consideration, the chief executive officer permitted the Company to continue to use the office space covered by the lease through December 31, 2000. In exchange for the indemnification and the assumption of the lease in March 2000, the Company distributed to the then chief executive officer the minority investment interests held by the Company with a book value of $325,000 and the office equipment and furnishings located at the Company's Salt Lake City office with a book value of $31,150. The distribution of assets in exchange for the indemnification was accounted for as an unusual charge to continuing operations in the year ended December 31, 2000.

NOTE K - DISCONTINUED OPERATIONS

      Historically, the Company developed and marketed various products in one industry segment, analytical instrumentation. These historical product lines were sold or otherwise disposed of as follows:

      1.    During 1998, the Company sold its supercritical fluid chromatography
            (SFC) product and abandoned its TOF2000 mass spectrometer product. The SFC product was not significant to the operations of the Company. With the abandonment of the TOF2000 product, the Company recognized an unusual charge of $2,458,004 principally related to the write off of intangible assets and a charge to cost of sales of $490,882 for the write off of inventory.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE K - DISCONTINUED OPERATIONS - CONTINUED

      2. At March 31, 1999, the Company sold the assets and operations associated with its acoustics division to PCB Group, Inc. (PCB), except for certain real estate, which was sold to PCB in July 1999. The Company received gross cash proceeds of approximately $5.3 million, a note for $500,000, and the assumption or payoff of approximately $1.7 million of liabilities. The note bore interest at
            7.28 percent, was payable $22,450 per month, and the balance was paid in 2000. In conjunction with this sale, the Company has deferred $200,000 of gain under a non-compete arrangement.

      3. The Jaguar mass spectrometer assets and operations were sold to LECO Corporation (LECO) in August 1999. The Company received proceeds of approximately $1.8 million, consisting of cash of approximately $800,000 (net of certain expenses, payments, and third quarter losses, but without deductions for losses incurred prior to June 30 or the delivery of two Jaguar units to Brigham Young University at no charge), and a non-interest bearing note with a carrying value of $1,000,000 (interest imputed at 6.92 percent). The note was due and was paid in 2000. The Company recognized a gain of approximately $416,000 on the sale in 1999.

      4. The CrossCheck technology was returned to Brigham Young University and the associated license agreement was terminated during the quarter ended September 30, 1999. The Company recognized a loss of approximately $76,000 from the disposal of the technology in 1999.

      5. In August 1999, the right to receive royalty payments on the ANOMS intellectual property was assigned to Lochard Pty Ltd for installment payments totaling $200,000, plus contingent payments based upon future performance. The Company received the installment payments between August 1999 and March 2000, and accepted $120,000 in March 2000 in satisfaction of the contingent payments. The Company recognized a gain of approximately $189,000 and $120,000 on this transaction in 1999 and 2000, respectively.

      The analytical instrumentation operations of the Company have been accounted for as discontinued operations. The results of operations and cash flows associated with these assets and liabilities are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The financial statements for the years ended December 31, 1999 and 1998 have been restated to reflect the discontinued operations.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE K - DISCONTINUED OPERATIONS - CONTINUED

      Information related to the discontinued operations of the analytical instrumentation business is set forth below:

                                                                                        Year ended December 31,
                                                                                   -----------------------------------
                                                                                        1999               1998
                                                                                   ----------------   ----------------
               Net sales                                                           $     1,763,711    $      8,729,192
               Costs and operating expenses:
                   Cost of sales                                                          (970,730)         (5,241,186)
                   Research and development                                               (653,605)         (2,919,945)
                   Selling, general and administrative                                    (833,608)         (3,346,298)
                   Unusual credits (charges), net                                          537,258          (2,786,784)
                                                                                   ----------------   ----------------

                            Operating loss                                                (156,974)         (5,565,021)

               Other expense, net                                                          (70,470)           (137,398)
               Less loss subsequent to measurement
                  date of June 30, 1999 charged against gain on
                  disposition                                                              249,972                   -
                                                                                   ----------------   ----------------
                            Income (loss) from discontinued operations             $        22,528    $     (5,702,419)
                                                                                   ================   ================

      Unusual credits (charges), net included in discontinued operations is comprised of the following:

                                                                                        Year ended December 31,
                                                                                   -----------------------------------
                                                                                        1999               1998
                                                                                   ----------------   ----------------
               Termination payments to personnel of discontinued operations
                  and other related costs                                          $      (129,000)   $             -
               Provision for costs and estimated losses on the discontinuance
                  of the TOF2000 and SFC products and closure of machine shop              106,330           (351,626)

               Settlement, net of expenses                                                 466,765                  -

               Writedown of TOF2000 assets                                                       -         (2,458,004)

               Other                                                                        93,163             22,846
                                                                                   ----------------   ----------------

                                                                                   $       537,258    $    (2,786,784)
                                                                                   ================   ================

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE L - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly financial data for the years ended December 31, 2000 and 1999 are as follows:

                                                                                 Fiscal Quarters
                                                         ----------------------------------------------------------------
                Year ended December 31, 2000                First            Second           Third             Fourth
        ----------------------------------------------   ------------     -----------      -----------      -------------
        Revenues                                         $    85,699      $    97,955      $    95,027      $      80,724

        Income (loss) from continuing operations          (7,490,589)       8,903,724          759,711          1,895,131

        Income (loss) from discontinued operations and
          gain on sale of discontinued operations            178,875           30,000           15,200                  -

        Net income (loss)                                 (7,311,714)       8,933,724          774,911          1,895,131

        Income (loss) per common share: (1)

            Continuing operations:
                Basic                                          (1.15)            1.36             0.12               0.29
                Diluted                                        (1.15)            1.31             0.11               0.29

            Discontinued operations:
                Basic                                           0.02             0.00             0.00               0.00
                Diluted                                         0.02             0.00             0.00               0.00

            Net income (loss)
                Basic                                          (1.13)            1.36             0.12               0.29
                Diluted                                        (1.13)            1.31             0.11               0.29
                                                                                 Fiscal Quarters
                                                         ----------------------------------------------------------------
                Year ended December 31, 1999                 First           Second           Third             Fourth
        ----------------------------------------------   ------------     ------------     ------------     -------------

        Revenues                                         $     4,493      $    29,624      $    42,072      $      71,755

        Income (loss) from continuing operations            (247,909)        (953,274)          87,199        (10,881,174)

        Income (loss) from discontinued operations and
          gain (loss) on sale of discontinued operations   1,755,374          318,421        1,180,639             16,344

        Net income (loss)                                  1,527,465         (634,853)       1,267,838        (10,864,830)

        Income (loss) per common share: (1)

            Continuing operations:
                Basic                                          (0.05)           (0.17)            0.02              (1.83)
                Diluted                                        (0.05)           (0.17)            0.01              (1.83)

            Discontinued operations:
                Basic                                           0.33             0.06             0.20               0.00
                Diluted                                         0.33             0.06             0.20               0.00

            Net income (loss)
                Basic                                           0.28            (0.11)            0.22              (1.83)
                Diluted                                         0.28            (0.11)            0.21              (1.83)

----------
(1) Income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income (loss) per common share amounts do not necessarily equal the total for the year.

                      Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31 2000, 1999 and 1998

NOTE M - SUBSEQUENT EVENTS

      1. Change in executive management

      In January 2001, the Company entered into a Transition Agreement with the chief executive officer and all of the current board of directors. Under the agreement, Howard S. Landa, the then chief executive officer, and Brian B. Lewis, a board member, resigned their positions with the Company and waived options to acquire an aggregate of 560,000 shares of common stock at an average exercise price of $2.00 per share. Additionally, Mickey Hale, a board member, and Andrew Bebbington, the Company's chief consultant, also waived options to acquire an aggregate of 210,000 shares of common stock at an average exercise price of $2.00 per share. Steven Strasser was appointed chief executive officer of the Company and received options to acquire 250,000 shares of common stock at $2.00 per share. Mr. Bebbington was appointed to the board of directors of the Company and named chief operating officer. Mr. Strasser and Mr. Bebbington each entered into employment agreements with the Company which provide for aggregate annual compensation of $240,000. The initial terms of the employment agreements are through January 2002, but renew automatically such that there is always one year remaining under the agreements.

      2. Investment in Nex2, LLC

      In January 2001, the Company acquired 249,700 Investor Units and 300 Voting Units (the Units) of Nex2, LLC (Nex2) for an aggregate purchase price of $750,000. Nex2 is a privately-held company organized in 1999 and is developing technology to provide electronic access to computer based medical information, including prescription profiles and other patient specific information, for use by the insurance industry. The Units represent approximately 1.9 percent of the outstanding Units of Nex2. The Company's investment in Nex2 will be accounted for under the cost method of accounting.