Form 10-Q
period 2001-03-31
SENSAR CORP /NV/
filed 2001-05-14
CIK 789851

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____ to ____

                           Commission File No. 0-17020


                               SENSAR CORPORATION
               (Exact name of registrant as specified in charter)


            Nevada                                         87-0429944
-------------------------------                        --------------------
(State or other jurisdiction of                        (I. R. S.Employer
 incorporation or organization)                         Identification No.)

                        136 East South Temple, Suite 2325
                           Salt Lake City, Utah 84111
                                 (801) 350-0587
          (Address of principal executive offices and telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No ___
   ---


As of May 11, 2001, the Issuer had 6,562,546 shares of its common stock, par value $0.001 per share, issued and outstanding.


================================================================================

                                    PART I
                             FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                         ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                      SENSAR CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                       March 31,                 December 31,
                                                                         2001                        2000
                                                                     -------------              --------------
                                                                      (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                          $   2,355,425              $    3,248,505
  Other current assets                                                      74,915                      67,470
                                                                     -------------              --------------
         Total current assets                                            2,430,340                   3,315,975

Office equipment and furnishings, net of accumulated
  Depreciation                                                               7,570                           -

Investments                                                                750,000                   2,033,534
                                                                     -------------              --------------

                                                                     $   3,187,910              $    5,349,509
                                                                     =============              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $      72,001              $       51,105
  Accrued liabilities                                                       21,547                      13,000
                                                                     -------------              --------------
         Total current liabilities                                          93,548                      64,105

Deferred gain                                                                    -                     200,000
                                                                     -------------              --------------

         Total liabilities and deferred gain                                93,548                     264,105
                                                                     -------------              --------------

Commitments and contingencies                                                    -                           -

Stockholders' equity:
  Preferred stock, $0.001 par value, authorized
    10,000,000 shares; none issued and outstanding                               -                           -

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    6,562,546 shares                                                         6,563                       6,563

Additional paid-in capital                                              35,798,891                  35,798,891

Accumulated deficit                                                    (32,711,092)                (30,720,050)
                                                                     -------------              --------------

         Total stockholders' equity                                      3,094,362                   5,085,404
                                                                     -------------              --------------

                                                                     $   3,187,910              $    5,349,509
                                                                     =============              ==============

  The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                         Three months ended March 31,
                                                                  ------------------------------------------
                                                                      2001                         2000
                                                                  --------------              --------------
Revenues
  Interest income                                                 $       35,799              $       85,699
                                                                  --------------              --------------

Costs and expenses:
  General and administrative                                             193,307                     351,593
  Compensation expense for stock options                                       -                   3,375,000
  Deferred compensation expense                                                -                   3,493,545
  Unusual charges                                                      2,033,534                     356,150
                                                                  --------------              --------------
                                                                       2,226,841                   7,576,288
                                                                  --------------              --------------

Loss from continuing operations before income taxes                   (2,191,042)                 (7,490,589)

Income taxes                                                                   -                           -
                                                                  --------------              --------------

Loss from continuing operations                                       (2,191,042)                 (7,490,589)

Gain on sale of discontinued operations                                  200,000                     178,875
                                                                  --------------              --------------

Net loss                                                          $   (1,991,042)             $   (7,311,714)
                                                                   =============               =============

Income (loss) per common share
  Continuing operations
    Basic and diluted                                             $        (0.33)             $        (1.15)

  Discontinued operations
    Basic and diluted                                             $         0.03              $         0.02

 Net loss
    Basic and diluted                                             $        (0.30)             $        (1.13)

Weighted average common and common
  equivalent shares outstanding
  Basic and diluted                                                    6,562,546                   6,498,117

  The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Three months ended March 31,
                                                                 --------------------------------------------
                                                                      2001                         2000
                                                                 ----------------            ----------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Loss from continuing operations                              $    (2,191,042)            $    (7,490,589)
    Adjustments to reconcile loss from continuing
      operations to net cash used in continuing
      operations
      Write down of investment in Jigami                               2,033,534                           -
      Depreciation                                                           300                       1,978
      Compensation expense for stock options                                   -                   3,375,000
      Deferred compensation expense                                            -                   3,493,545
      Indemnity costs                                                          -                     356,150
      Changes in assets and liabilities
        Other current assets                                              (7,445)                    (19,929)
        Accounts payable                                                  20,896                      40,643
        Accrued liabilities                                                8,547                    (139,961)
                                                                 ---------------             ---------------

  Net cash used in continuing operations                                (135,210)                   (383,163)

  Net cash from discontinued operations                                        -                           -
                                                                 ---------------             ---------------
  Net cash used in operating activities                                 (135,210)                   (383,163)
                                                                 ---------------             ---------------

Cash flows from investing activities:
  Increase in investments                                               (750,000)                          -
  Purchase of office equipment and furnishings                            (7,870)                    (10,557)
  Collection of notes receivable                                               -                     118,980
  Issuance of note receivable                                                  -                    (500,000)
                                                                 ---------------             ---------------

  Net cash used in investing activities
    of continuing operations                                            (757,870)                   (391,577)

  Net cash provided by sale of discontinued
    operations and other investing activities of
    discontinued operations                                                    -                     178,875
                                                                 ---------------             ---------------
  Net cash used in investing activities                                 (757,870)                   (212,702)
                                                                 ---------------             ---------------

Cash flows from financing activities:
  Net proceeds from sale of common stock and
    exercise of options and warrants                                           -                   1,213,480
                                                                 ---------------             ---------------

  Net cash provided by financing activities of
    continuing operations                                                      -                   1,213,480

  Net cash from financing activities of
    discontinued operations                                                    -                           -
                                                                 ---------------             ---------------
  Net cash provided by financing activities                                    -                   1,213,480
                                                                 ---------------             ---------------
Net increase (decrease) in cash and cash equivalents                    (893,080)                    617,615

Cash and cash equivalents at beginning of period                       3,248,505                   3,735,115
                                                                 ---------------             ---------------
Cash and cash equivalents at end of period                       $     2,355,425             $     4,352,730
                                                                 ===============             ===============

  The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(A) Basis of Presentation
-------------------------

         The accompanying unaudited consolidated financial statements of Sensar Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 2001, and its consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001.

(B) Investment in Nex2, LLC
---------------------------

         In January 2001, the Company acquired 249,700 Investor Units and 300 Voting Units of Nex2, LLC ("Nex2") for an aggregate purchase price of $750,000. Nex2 is developing the technology and business to act as a clearing house for personal health information received from pharmaceutical benefits managers, with the consent of individuals, for use by life insurance companies for determining risks in underwriting life insurance policies. In accordance with the terms of the agreement pursuant to which the Company made its investment, the Company received an additional 124,850 Investor Units and an additional 150 Voting Units of Nex2 on March 31, 2001. The terms of the agreement provided for the issuance of these additional units to the Company, without payment of additional consideration, if Nex2 did not complete a substantial financing prior to March 31, 2001. The Company's investment in Nex2 currently represents approximately 2.8% of the outstanding units of Nex2. The Company's investment in Nex2 is accounted for under the cost method of accounting.

(C) Change in Executive Management
----------------------------------

         In January 2001, the Company entered into a Transition Agreement with Howard S. Landa, then chairman and chief executive officer of the Company, and all of the current members of the board of directors. Under the agreement, Mr. Landa and Brian B. Lewis, a director of the Company, resigned their positions with the Company and waived options to acquire an aggregate of 560,000 shares of common stock at an average exercise price of $2.00 per share. Additionally, Mickey Hale, a board member, and Andrew Bebbington, the Company's management consultant, also waived options to acquire an aggregate of 210,000 shares of common stock at an average exercise price of $2.00 per share. Steven P. Strasser was appointed chief executive officer of the Company and received options to acquire 250,000 shares of common stock at $2.00 per share. Mr. Bebbington was appointed to the board of directors of the Company and named chief operating officer. Mr. Strasser and Mr. Bebbington each entered into employment agreements with the Company that provide for annual compensation of $96,000 and $144,000, respectively. The employment agreements automatically renew such that there is always an unexpired term of one year. The agreements can be terminated at any time for cause, or without cause, in which case the Company remains obligated for compensation during the remaining one year term.

(D) Write Down of Investment in Jigami
--------------------------------------

         On at least a quarterly basis, management of the Company assesses the need to record impairment losses on investments. If impairment is determined to be other than temporary, an impairment loss is recorded. As of March 31, 2001, management concluded that the Company's investment in Jigami Corporation (formerly Net2Wireless Corporation) had been impaired and that recovery of amounts invested would be unlikely. Although Jigami's technology continues to have potential, Jigami has continued to suffer significant losses and has not yet generated revenues from product sales. Further, Jigami has been unable to obtain the additional financing necessary to continue aggressive development and marketing of its technology. Therefore, the Company's management does not believe that Jigami currently has adequate cash resources or managerial expertise to be sufficiently successful to provide a return of the investment by the Company and the other common shareholders after the rights of Jigami's creditors and preferred shareholders have been satisfied. Accordingly, the Company has written down its investment in Jigami from $2,033,534 to zero.

(E) Litigation
--------------

         In September 1999, certain former employees of the Company filed a lawsuit against the Company seeking damages for non-payment of a bonus arrangement, plus penalties and attorneys fees. The Company denied that the conditions of the bonus were met and filed motions to dismiss certain claims, including fraud and misrepresentation. All claims were dismissed, except the contract claims. On May 11, 2001, the court issued a judgment in favor of the former employees in the approximate amount of $125,000. The Company's former chief executive officer, Howard S. Landa, has agreed to indemnify the Company with respect to this litigation. Accordingly, the Company has not provided for any additional loss related to this litigation.

(F) Non-Competition Agreement
-----------------------------

         On March 31, 1999, the Company entered into a non-competition agreement with the purchaser of the acoustics business of the Company. This agreement, among other things, prohibits the Company from investing in certain businesses that compete in this industry. As a result of this agreement, the Company deferred a portion of the gain on the sale of the acoustics business. In February 2001, the Company initiated a strategy of making minority investments in private companies and adopted an investment policy. The Company's investment policy provides that the Company will not invest in acoustic companies in violation of the non-competition agreement. Consequently, because the Company's investment policy independently limits the practical ability of the Company to compete in the acoustics industry, the Company has recognized the deferred gain during the quarter ended March 31, 2001 as additional gain on the sale of discontinued operations.

(G) Income (Loss) Per Common Share
----------------------------------

         Basic income (loss) per common share is computed by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential, including stock options granted but not exercised.

--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

         This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

OVERVIEW

         Sensar Corporation (the "Company") was historically engaged in the design, development, manufacturing and marketing of analytical scientific instrumentation. The Company's prior operations included the development, manufacturing and marketing of acoustics instrumentation, development involving supercritical fluid chromatography instruments and the development of mass spectrometer products.

         During 1999, the Company sold substantially all of its operating businesses and initiated an aggressive search for a potential acquisition to provide value to the shareholders of the Company. In December 1999, the Company entered into an agreement with Net2Wireless Corporation ("Net2Wireless") relating to a proposed merger. Due to a decision by the Nasdaq staff to delist the combined company, and uncertainties regarding the Company's obtaining the required votes to approve the proposed merger, the Company and Net2Wireless terminated the proposed merger in December 2000.

         Following the termination of the proposed merger between the Company and Net2Wireless, the assets of the Company consisted primarily of cash and a minority equity interest in Net2Wireless, now known as Jigami Corporation ("Jigami"). The Company adopted a policy and initiated a strategy of making additional minority investments in private companies.

RECENT DEVELOPMENTS

         During the first quarter of 2001, the Company acquired 249,700 Investor Units and 300 Voting Units of Nex2, LLC ("Nex2") for an aggregate purchase price of $750,000. Nex2 is developing the technology and business to act as a clearing house for personal health information received from pharmaceutical benefits managers, with the consent of individuals, for use by life insurance companies for determining risks in underwriting life insurance policies. In accordance with the terms of the agreement pursuant to which the Company made its investment, the Company received an additional 124,850 Investor Units and an additional 150 Voting Units of Nex2 on March 31, 2001. The terms of the agreement provided for the issuance of these additional units to the Company, without payment of additional consideration, if Nex2 did not complete a substantial financing prior to March 31, 2001. The

Company's investment in Nex2 currently represents approximately 2.8% of the outstanding units of Nex2.

         Also during the first quarter of 2001, the Company determined that its equity interest in Jigami, consisting of 3,000,000 shares of common stock, had been impaired, and that recovery of the amounts invested in Jigami would be unlikely. Accordingly, the Company wrote down its investment in Jigami from $2,033,534 to zero. Like many early stage companies, Jigami has struggled to complete its technological development and commercialize its products. Further, Jigami has been unable to obtain the additional financing necessary to continue aggressive development and marketing of its technology. Therefore, the Company's management does not believe that Jigami currently has adequate cash resources or managerial expertise to be sufficiently successful to provide a return of the investment by the Company and the other common shareholders after the rights of Jigami's creditors and preferred shareholders have been satisfied.

         In the absence of an applicable exemption or administrative relief, the Company might be required to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), because more than 40% of the value of its assets other than government securities, cash and temporary investments are invested in securities of companies that are not majority owned by the Company. The Company would then be subject to the restrictions and limitations imposed by the Investment Company Act on the activities of registered investment companies. The Company is continuing to consider whether it can qualify as a business development company under the Investment Company Act. The regulations and restrictions applicable to business development companies are less burdensome in many respects than those applicable to registered investment companies. With the write-down of the Company's investment in Jigami, it may also be possible for the Company to avoid registration under the Investment Company Act by entering into a merger with an operating business, or by disposing of its remaining minority investment until it can either merge with an operating business or qualify as a business development company.

         While the Company intends to continue to consider the possibility of qualifying as a business development company, management believes the potential benefits of qualifying as a business development company are significantly limited in light of the write-down of the Company's investment in Jigami and the limited funds available to the Company for additional investments. Consequently, management believes a merger transaction with an operating company may provide more potential to enhance shareholder value. The Company intends to examine available opportunities for such a transaction.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2001 and 2000

         Revenues

         With the disposition of the assets of its historical operations, the Company's sole source of revenue from continuing operations was interest income of $35,799 for the three months ended March 31, 2001, and $85,699 for the three months ended March 31, 2000, earned on temporary cash investments and notes receivable.

         Costs and Expenses

         General and administrative expenses associated with continuing operations decreased from $351,593 for the three months ended March 31, 2000, to $193,307 for the three months ended March 31, 2001. The decrease was principally related to decreases in legal, consulting, and travel costs from the levels incurred in 2000 in connection with the proposed Net2Wireless transaction.

         During the three months ended March 31, 2000, the Company recorded non-cash compensation expense of $3,375,000 related to stock options to acquire 200,000 shares of the Company's common stock granted to management. The stock options provided for cashless exercise. Generally accepted accounting principles require that compensation be recorded for stock options with such provisions. The amount of compensation is equal to the increase in the stock price during the quarter multiplied by the 200,000 shares covered by the stock options. There was no compensation expense related to stock options during the three months ended March 31, 2001.

         During the three months ended March 31, 2000, the Company also recorded a non-cash deferred compensation expense of $3,493,545 for the accrual of amounts earned during the quarter under a deferred compensation plan established in 1999. This plan created an unfunded deferred compensation pool based on specified percentages of the Company's net income and increases in market capitalization. As of March 31, 2000, the entire amount of the deferred compensation pool was attributable to the increase in the market capitalization of the Company. This plan was terminated on December 5, 2000. Accordingly, there was no deferred compensation expense for the three months ended March 31, 2001.

         The Company recorded an unusual charge of $2,033,534 during the three months ended March 31, 2001 relating to the write down of the Company's investment in Jigami. The unusual charge in the amount of $356,150 recorded during the three months ended March 31, 2000 represented the carrying value of assets transferred to the Company's former chief executive officer in exchange for his indemnification of the Company with respect to pending litigation.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had total current assets of $2,430,340, including cash and cash equivalents of $2,355,425. The Company had total current liabilities of $93,548 at March 31, 2001, resulting in working capital of $2,336,792.

         The Company had no significant sources of cash for the three months ended March 31, 2001. The Company's primary uses of cash for the three months ended March 31, 2001, were the $750,000 investment in Nex2 and net cash used to meet general and administrative expenses.

         The Company has limited funds available with which to make additional investments. In addition, the Company believes it would be difficult to raise additional capital at this time. As a result, the Company will have limited ability to make investments in new companies or follow on investments in any companies in which the Company invests. Further, while management believes that the Company's current cash balances are more than sufficient to meet the existing commitments of the Company at least through the end of the next fiscal year, additional investments by the Company could reduce the amounts available to fund future salaries and other operating expenses of the Company. Due to the illiquid nature of minority investments in private companies, the Company may not be able to sell its investments in such companies, if necessary, to obtain working capital, and the Company may need to seek alternative financing sources to fund operations. There can be no assurance that the Company will be able to obtain this financing if it is needed.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

         Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions by the Company and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by the Company from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

         The Company's forward-looking statements are based upon the Company's current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved or accomplished. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

         There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, economic factors, the ability of the Company to become a business development company, merge with an operating business or otherwise avoid registering as an investment company, risks associated with the Company's small number of non-diversified and illiquid investments, the limited ability of the Company to raise additional capital and competition for investments or acquisition opportunities. Each of these risks and certain other uncertainties are discussed in more detail in the 2000 10-K. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

--------------------------------------------------------------------------------

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                     PART II
                                OTHER INFORMATION

--------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

         In September 1999, certain former employees of the Company filed a lawsuit against the Company seeking damages for non-payment of a bonus arrangement, plus penalties and attorneys fees. The Company denied that the conditions of the bonus were met and filed motions to dismiss certain claims, including fraud and misrepresentation. All claims were dismissed, except the contract claims. On May 11, 2001, the court issued a judgment in favor of the former employees in the approximate amount of $125,000. The Company's former chief executive officer, Howard S. Landa, has agreed to indemnify the Company with respect to this litigation.

--------------------------------------------------------------------------------

                            ITEM 5. OTHER INFORMATION

--------------------------------------------------------------------------------

         The Company's common stock was delisted from the Nasdaq SmallCap Market on April 11, 2001. The Nasdaq Staff informed the Company that the delisting was due primarily to the fact that the Company continues to lack tangible business operations and does not currently qualify as a business development company under the Investment Company Act. In addition, the Company did not hold an annual meeting of shareholders in 2000 as required by the Nasdaq rules.

         The Company's common stock began trading through the OTC Bulletin Board on April 26, 2001.

--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

         (a)      The following exhibits are filed with this report.

                  None

         (b) During the quarter ended March 31, 2001, the Company filed one report on Form 8-K dated January 22, 2001.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sensar Corporation

                              By /s/ Andrew C. Bebbington
                                 ----------------------------------------------
                                 Andrew C. Bebbington, Chief Operating Officer (Authorized Signatory and
                                 Principal Financial and Accounting Officer)


Dated:  May 14, 2001