Form 10-Q
period 2001-06-30
SENSAR CORP /NV/
filed 2001-08-09
CIK 789851

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____ to ____

                           Commission File No. 0-17020

                               SENSAR CORPORATION
               (Exact name of registrant as specified in charter)


            NEVADA                                               87-0429944
--------------------------------                             -------------------
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

Yes /X/   No / /

As of August 7, 2001, the Issuer had 6,562,546 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       SENSAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,         December 31,
ASSETS                                                        2001              2000
                                                          ------------       ------------
                                                          (unaudited)
Current assets:
  Cash and cash equivalents                               $  2,239,483       $  3,248,505
  Other current assets                                          59,375             67,470
                                                          ------------       ------------
           Total current assets                              2,298,858          3,315,975

Office equipment and furnishings, net of accumulated
  depreciation                                                   7,489                 --

Investments                                                    750,000          2,033,534
                                                          ------------       ------------
                                                          $  3,056,347       $  5,349,509
                                                          ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $     64,556       $     51,105
  Accrued liabilities                                           36,405             13,000
                                                          ------------       ------------
           Total current liabilities                           100,961             64,105

Deferred gain                                                       --            200,000
                                                          ------------       ------------
           Total liabilities and deferred gain                 100,961            264,105
                                                          ------------       ------------
Commitments and contingencies                                       --                 --

Stockholders' equity:
  Preferred stock, $0.001 par value, authorized
    10,000,000 shares; none issued and outstanding                  --                 --

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    6,562,546 shares                                             6,563              6,563

Additional paid-in capital                                  35,798,891         35,798,891

Accumulated deficit                                        (32,850,068)       (30,720,050)
                                                          ------------       ------------
           Total stockholders' equity                        2,955,386          5,085,404
                                                          ------------       ------------
                                                          $  3,056,347       $  5,349,509
                                                          ============       ============

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three months ended June 30,          Six months ended June 30,
                                                           -----------------------------       -----------------------------
                                                              2001              2000              2001              2000
                                                           -----------       -----------       -----------       -----------
Revenues

  Interest income                                          $    24,536       $    97,955       $    60,335       $   183,654
  Other revenue                                                  3,750                --             3,750                --
                                                           -----------       -----------       -----------       -----------
                                                                28,286            97,955            64,085           183,654
                                                           -----------       -----------       -----------       -----------
Costs and operating expenses:
  General and administrative                                   167,262           347,580           360,569           699,173
  Compensation expense for stock options                            --        (4,575,000)               --        (1,200,000)
  Deferred compensation expense                                     --        (4,578,349)               --        (1,084,804)
  Unusual charges, net                                              --                --         2,033,534           356,150
                                                           -----------       -----------       -----------       -----------
                                                               167,262        (8,805,769)        2,394,103        (1,229,481)
                                                           -----------       -----------       -----------       -----------
  Income (loss) from continuing
    operations before income taxes                            (138,976)        8,903,724        (2,330,018)        1,413,135

Income taxes                                                        --                --                --                --
                                                           -----------       -----------       -----------       -----------
Income (loss) from continuing
  operations                                                  (138,976)        8,903,724        (2,330,018)        1,413,135

Gain on sale of discontinued operations                             --            30,000           200,000           208,875
                                                           -----------       -----------       -----------       -----------
Net income (loss)                                          $  (138,976)      $ 8,933,724       $(2,130,018)      $ 1,622,010
                                                           ===========       ===========       ===========       ===========
Income (loss) per common share:
  Continuing operations:
    Basic                                                  $     (0.02)      $      1.36       $     (0.36)      $      0.22
    Diluted                                                      (0.02)             1.31             (0.36)             0.21

  Discontinued operations:
    Basic                                                  $      0.00       $      0.00       $      0.03       $      0.03
    Diluted                                                       0.00              0.00              0.03              0.03

  Net loss:
    Basic                                                  $     (0.02)      $      1.36       $     (0.32)      $      0.25
    Diluted                                                      (0.02)             1.31             (0.32)             0.24

Weighted average common and common equivalent shares:
    Basic                                                    6,562,546         6,548,546         6,562,546         6,523,331
    Diluted                                                  6,562,546         6,794,990         6,562,546         6,804,888

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six months ended June 30,
                                                           -----------------------------
                                                               2001             2000
                                                           -----------       -----------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Income (loss) from continuing operations               $(2,330,018)      $ 1,413,135
    Adjustments to reconcile income (loss) from
      continuing operations to net cash used in
      continuing operations
      Write down of investment in Jigami                     2,033,534                --
      Depreciation                                                 871             2,291
      Compensation expense for stock options                        --        (1,200,000)
      Deferred compensation expense                                 --        (1,084,804)
      Indemnity costs                                               --           356,150
      Changes in assets and liabilities
        Other current assets                                     8,095           (30,106)
        Accounts payable                                        13,451             9,598
        Accrued liabilities                                     23,405          (143,331)
                                                           -----------       -----------
  Net cash used in continuing operations                      (250,662)         (677,067)

  Net cash from discontinued operations                             --                --
                                                           -----------       -----------
  Net cash used in operating activities                       (250,662)         (677,067)
                                                           -----------       -----------
Cash flows from investing activities:
  Increase in investments                                     (750,000)               --
  Purchase of office equipment and furnishings                  (8,360)          (11,681)
  Collection of notes receivable                                    --           381,594
  Issuance of note receivable                                       --          (500,000)
                                                           -----------       -----------
  Net cash used in investing activities
    of continuing operations                                  (758,360)         (130,087)

  Net cash provided by sale of discontinued
    operations and other investing activities of
    discontinued operations                                         --           208,875
                                                           -----------       -----------
  Net cash provided by (used in) investing activities         (758,360)           78,788
                                                           -----------       -----------
Cash flows from financing activities:
  Net proceeds from exercise of options and
    warrants                                                        --         1,213,480
                                                           -----------       -----------
  Net cash provided by financing activities of
    Continuing operations                                           --         1,213,480

  Net cash from financing activities of
    discontinued operations                                         --                --
                                                           -----------       -----------
  Net cash provided by financing activities                         --         1,213,480
                                                           -----------       -----------
Net increase (decrease) in cash and cash equivalents        (1,009,022)          615,201

Cash and cash equivalents at beginning of period             3,248,505         3,735,115
                                                           -----------       -----------
Cash and cash equivalents at end of period                 $ 2,239,483       $ 4,350,316
                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(A)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Sensar Corporation and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 2001, and its consolidated results of operations for the three months ended June 30, 2001 and 2000, and its consolidated results of operations and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three months and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001.

(B)  STOCK OPTIONS

     At the December 5, 2000 meeting of shareholders, the U.S. Stock Option Plan (the "2000 Plan") was approved. Under the 2000 Plan, the Company could have granted options to acquire up to 6,000,000 shares of common stock to employees, officers, directors, consultants and others who perform services for the Company. No options were granted under the 2000 Plan. The 2000 Plan had been adopted in anticipation of the merger with Jigami Corporation (formerly Net2Wireless Corporation), which merger was never completed. On June 14, 2001, the board of directors cancelled the 2000 Plan.

     In May 2001, the stock options held by the current officers and members of the board of directors of the Company were restructured. Prior to the changes, these individuals held options to acquire an aggregate of 1,303,056 shares of common stock at prices ranging from $1.50 to $2.50 per share and expiring in 2002. The options held by these individuals were modified by reducing the number of shares subject to the options to 550,000 and by reducing the exercise price of the options to $0.46 per share, the average closing price of the Company's common stock for the five trading days prior to the change. The expiration date of the options was extended to May 2004. Other options to acquire 760,000 shares of common stock held by individuals no longer associated with the Company were not modified. These options are primarily exercisable at $1.50 to $2.50 per share and primarily expire between April and November 2002.

(C)  LITIGATION

     In September 1999, certain former employees of the Company filed a lawsuit against the Company seeking damages for non-payment of a bonus arrangement, plus penalties and attorneys fees. The Company denied that the conditions of the bonus were met and filed motions to dismiss certain claims, including fraud and misrepresentation. All claims were dismissed, except the contract claims. On May 11, 2001, the court issued a judgment in favor of the former employees in the approximate amount of $125,000. The Company's former chief executive officer, Howard S. Landa, has agreed to indemnify the Company with respect to this litigation. Accordingly, the Company has not provided for any additional loss related to this litigation. See Note J to the consolidated financial statements included in Form 10-K for the year ended December 31, 2000.

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

     During 1999, the Company sold substantially all of its operating businesses and initiated an aggressive search for a potential acquisition to provide value to the shareholders of the Company. In December 1999, the Company entered into an agreement with Net2Wireless Corporation ("Net2Wireless") relating to a proposed merger. Due to a decision by the Nasdaq staff to delist the combined company, and uncertainties regarding the Company's obtaining the required votes to approve the proposed merger, the Company and Net2Wireless terminated the proposed merger in December 2000. In connection with the termination of the proposed merger, Net2Wireless agreed to issue the Company 3,000,000 shares of its common stock in exchange for the payment of $1.5 million and the forgiveness of an advance of $500,000 plus accrued interest of $33,534. During the first quarter of 2001, the Company determined that its equity interest in Net2Wireless, now known as Jigami Corporation ("Jigami"), had been impaired, and that recovery of the amounts invested in Jigami would be unlikely. Accordingly, the Company wrote down its investment in Jigami from $2,033,534 to zero.

     Following the termination of the proposed merger between the Company and Net2Wireless, the Company adopted a policy and initiated a strategy of making additional minority investments in private companies. During the first quarter of 2001, the Company acquired 249,700 Investor Units and 300 Voting Units of Nex2, LLC ("Nex2") for an aggregate purchase price of $750,000.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES

     With the disposition of the assets of its historical operations, the Company's principal source of revenue from continuing operations was interest income of $24,536 for the three months ended June 30, 2001, and $97,955 for the three months ended June 30, 2000, earned on temporary cash investments and notes receivable.

     COSTS AND OPERATING EXPENSES

     General and administrative expenses associated with continuing operations decreased from $347,580 for the three months ended June 30, 2000, to $167,262 for the three months ended June 30, 2001. The decrease was principally related to decreases in legal, consulting, and travel costs from the levels incurred in 2000 in connection with the proposed Net2Wireless transaction.

     During the three months ended June 30, 2000, the Company reduced its previously recognized non-cash compensation expense by $4,575,000. This reduction related to an outstanding stock option to acquire 200,000 shares which had been granted to the then chief executive officer and contained a cashless exercise provision. Generally accepted accounting principles require that compensation expense be recorded for the amount of the change in the value of the common stock underlying options with such provisions. Likewise, if the price of the stock declines during the period, compensation expense is reduced by the amount of the decrease in the value of the stock underlying the options, but not in excess of the cumulative compensation expense recorded since the grant date. The amount of the reduction in compensation expense is equal to the decrease in the stock price during the quarter multiplied by the number of shares underlying the option. There was no compensation expense (or reduction of previously recognized compensation expense) related to stock options during the three months ended June 30, 2001.

     During the three months ended June 30, 2000, the Company also recorded a reduction in non-cash deferred compensation expense of $4,578,349 for the decrease during the quarter in the accrual of amounts earned under a deferred compensation plan established in 1999. This plan created an unfunded deferred compensation pool based on specified percentages of the Company's net income and increases in market capitalization. As of June 30, 2000, the entire amount of the liability for the deferred compensation pool was attributable to an increase in market capitalization of the Company since the plan was established. For the three months ended June 30, 2000, the reduction in deferred compensation expense was attributable to the decrease in market capitalization of the Company during the quarter then ended. This plan was terminated on December 5, 2000. Accordingly, there was no deferred compensation expense (or reduction of previously recognized deferred compensation expense) for the three months ended June 30, 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES

     With the disposition of the assets of its historical operations, the Company's principal source of revenue from continuing operations was interest income of $60,335 for the six months ended June 30, 2001, and $183,654 for the six months ended June 30, 2000, earned on temporary cash investments and notes receivable.

     COSTS AND OPERATING EXPENSES

     General and administrative expenses associated with continuing operations decreased from $699,173 for the six months ended June 30, 2000, to $360,569 for the six months ended June 30, 2001. The decrease was principally related to decreases in legal, consulting, and travel costs from the levels incurred in 2000 in connection with the proposed Net2Wireless transaction.

     For the reasons described above, during the six months ended June 30, 2000, the Company reduced previously recognized non-cash compensation expense by $1,200,000 related to a stock option to acquire 200,000 shares granted to the then chief executive officer. The amount of the reduction in compensation expense is equal to the decrease in the stock price during the six months ended June 30, 2000 multiplied by the 200,000 shares underlying the option. There was no compensation expense (or reduction of previously recognized compensation expense) related to stock options during the six months ended June 30, 2001.

     For the reasons described above, during the six months ended June 30, 2000, the Company also recorded a reduction in non-cash deferred compensation expense of $1,084,804 for the decrease during such period in the accrual of amounts earned under a deferred compensation plan. The reduction in deferred compensation expense was attributable to the decrease in market capitalization of the Company during the six months ended June 30, 2000. This plan was terminated on December 5, 2000. Accordingly, there was no deferred compensation expense (or reduction of previously recognized deferred compensation expense) for the six months ended June 30, 2001.

     The Company recorded an unusual charge of $2,033,534 during the six months ended June 30, 2001 relating to the write down of the Company's investment in Jigami. The unusual charge in the amount of $356,150 recorded during the six months ended June 30, 2000 represented the carrying value of assets transferred to the Company's former chief executive officer in exchange for his indemnification of the Company with respect to pending litigation.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had total current assets of $2,298,858, including cash and cash equivalents of $2,239,483. The Company had total current liabilities of $100,961 at June 30, 2001, resulting in working capital of $2,197,897.

     The Company had no significant sources of cash for the six months ended June 30, 2001. The Company's primary uses of cash for the six months ended June 30, 2001, were the $750,000 investment in Nex2 and net cash used to meet general and administrative expenses.

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

     The Company's forward-looking statements are based upon the Company's current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved or accomplished. The Company's forward-looking statements apply only as of the date made. Except as required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

                            ITEM 1. LEGAL PROCEEDINGS

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


                            ITEM 5. OTHER INFORMATION

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


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed with this report.

          None

     (b) During the quarter ended June 30, 2001, the Company did not file a report on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Sensar Corporation

                                By /s/ Andrew C. Bebbington
                                   ---------------------------------------------
                                   Andrew C. Bebbington, Chief Operating Officer (Authorized Signatory and
                                   Principal Financial and Accounting Officer)


Dated: August 7, 2001