Form 10-Q
period 2001-09-30
SENSAR CORP /NV/
filed 2001-10-09
CIK 789851

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                           Commission File No. 0-17020

                               SENSAR CORPORATION
               (Exact name of registrant as specified in charter)


               NEVADA                                             87-0429944
-------------------------------                              -------------------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)


                        136 East South Temple, Suite 2325
                           Salt Lake City, Utah 84111
                                 (801) 350-0587
          (Address of principal executive offices and telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of October 8, 2001, the Issuer had 6,562,546 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       SENSAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,         December 31,
ASSETS                                                2001                 2000
                                                  ------------          ------------
                                                   (unaudited)
Current assets:
  Cash and cash equivalents                       $  2,136,002          $  3,248,505
  Other current assets                                  56,850                67,470
                                                  ------------          ------------
      Total current assets                           2,192,852             3,315,975

Office equipment and furnishings, net
  of accumulated depreciation                            7,184                    --

Investments                                            750,000             2,033,534
                                                  ------------          ------------
                                                  $  2,950,036          $  5,349,509
                                                  ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $     25,019          $     51,105
  Accrued liabilities                                   66,903                13,000
                                                  ------------          ------------
      Total current liabilities                         91,922                64,105

Deferred gain                                               --               200,000
                                                  ------------          ------------
      Total liabilities and deferred gain               91,922               264,105
                                                  ------------          ------------
Commitments and contingencies                               --                    --

Stockholders' equity:
  Preferred stock, $0.001 par value,
    authorized 10,000,000 shares; none
    issued and outstanding                                  --                    --

  Common stock, $0.001 par value;
    authorized 290,000,000 shares; issued
    and outstanding 6,562,546 shares                     6,563                 6,563

  Additional paid-in capital                        35,798,891            35,798,891

  Accumulated deficit                              (32,947,340)          (30,720,050)
                                                  ------------          ------------
      Total stockholders' equity                     2,858,114             5,085,404
                                                  ------------          ------------
                                                  $  2,950,036          $  5,349,509
                                                  ============          ============

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended September 30,           Nine months ended September 30,
                                                 --------------------------------          --------------------------------
                                                    2001                 2000                 2001                  2000
                                                 -----------          -----------          -----------          -----------
Revenues:
  Interest income                                $    18,954          $    95,027          $    79,289          $   278,681
  Other revenue                                        2,250                   --                6,000                   --
                                                 -----------          -----------          -----------          -----------
                                                      21,204               95,027               85,289              278,681
                                                 -----------          -----------          -----------          -----------
Costs and operating expenses:
  General and administrative                         118,476              271,938              479,045              971,111
  Compensation expense for stock options                  --                   --                   --           (1,200,000)
  Deferred compensation expense                           --             (936,622)                  --           (2,021,426)
  Unusual charges, net                                    --                   --            2,033,534              356,150
                                                 -----------          -----------          -----------          -----------
                                                     118,476             (664,684)           2,512,579           (1,894,165)
                                                 -----------          -----------          -----------          -----------
  Income (loss) from continuing
    operations before income taxes                   (97,272)             759,711           (2,427,290)           2,172,846
Income taxes                                              --                   --                   --                   --
                                                 -----------          -----------          -----------          -----------
Income (loss) from continuing
  operations                                         (97,272)             759,711           (2,427,290)           2,172,846
Gain on sale of discontinued operations                   --               15,200              200,000              224,075
                                                 -----------          -----------          -----------          -----------
Net income (loss)                                $   (97,272)         $   774,911          $(2,227,290)         $ 2,396,921
                                                 ===========          ===========          ===========          ===========
Income (loss) per common share:
  Continuing operations:
    Basic                                        $     (0.01)         $      0.12          $     (0.37)         $      0.33
    Diluted                                            (0.01)                0.11                (0.37)                0.32

  Discontinued operations:
    Basic                                        $      0.00          $      0.00          $      0.03          $      0.04
    Diluted                                             0.00                 0.00                 0.03                 0.03

  Net income (loss):
    Basic                                        $     (0.01)         $      0.12          $     (0.34)         $      0.37
    Diluted                                            (0.01)                0.11                (0.34)                0.35

Weighted average common and common
  equivalent shares:
    Basic                                          6,562,546            6,548,546            6,562,546            6,531,798
    Diluted                                        6,562,546            6,791,724            6,562,546            6,801,664

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine months ended September 30,
                                                              --------------------------------
                                                                 2001                 2000
                                                              -----------          -----------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Income (loss) from continuing operations                  $(2,427,290)         $ 2,172,846
    Adjustments to reconcile income (loss) from
      continuing operations to net cash used in
      continuing operations
      Write down of investment in Jigami                        2,033,534                   --
      Depreciation                                                  1,406                2,623
      Compensation expense for stock options                           --           (1,200,000)
      Deferred compensation expense                                    --           (2,021,426)
      Indemnity costs                                                  --              356,150
      Changes in assets and liabilities
        Other current assets                                       10,620              (43,384)
        Accounts payable                                          (26,086)              21,719
        Accrued liabilities                                        53,903             (145,108)
                                                              -----------          -----------
  Net cash used in continuing operations                         (353,913)            (856,580)

  Net cash from discontinued operations                                --                   --
                                                              -----------          -----------
  Net cash used in operating activities                          (353,913)            (856,580)
                                                              -----------          -----------
Cash flows from investing activities:
  Increase in investments                                        (750,000)                  --
  Purchase of office equipment and furnishings                     (8,590)             (11,681)
  Collection of notes receivable                                       --            1,419,589
  Issuance of note receivable                                          --             (500,000)
                                                              -----------          -----------
  Net cash provided by (used in) investing
    activities of continuing operations                          (758,590)             907,908

  Net cash provided by sale of discontinued
    operations and other investing activities of
    discontinued operations                                            --              224,075
                                                              -----------          -----------
  Net cash provided by (used in) investing activities            (758,590)           1,131,983
                                                              -----------          -----------
Cash flows from financing activities:
  Net proceeds from exercise of options and
    warrants                                                           --            1,154,411
                                                              -----------          -----------
  Net cash provided by financing activities of
    continuing operations                                              --            1,154,411

  Net cash from financing activities of
    discontinued operations                                            --                   --
                                                              -----------          -----------
  Net cash provided by financing activities                            --            1,154,411
                                                              -----------          -----------
Net increase (decrease) in cash and cash equivalents           (1,112,503)           1,429,814

Cash and cash equivalents at beginning of period                3,248,505            3,735,115
                                                              -----------          -----------
Cash and cash equivalents at end of period                    $ 2,136,002          $ 5,164,929
                                                              ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(A)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Sensar Corporation and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2001, and its consolidated results of operations for the three months ended September 30, 2001 and 2000, and its consolidated results of operations and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three months and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001.

(B)  LITIGATION

     In September 1999, certain former employees of the Company filed a lawsuit against the Company seeking damages for non-payment of a bonus arrangement, plus penalties and attorneys fees. The Company denied that the conditions of the bonus were met and filed motions to dismiss certain claims, including fraud and misrepresentation. All claims were dismissed, except the contract claims. In May, 2001, the case was tried and the court issued its ruling in favor of the former employees. In September, 2001, the parties to the lawsuit settled their dispute in order to avoid further litigation and the court has entered its order of dismissal with prejudice. The Company's former chief executive officer, Howard S. Landa, has paid the amount of the settlement in full under his indemnification agreement with the Company with respect to this litigation and the matter has been closed. See Note J to the consolidated financial statements included in Form 10-K for the year ended December 31, 2000.

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

     In the absence of an applicable exemption or administrative relief, the Company might be required to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), because more than 40% of the value of its assets other than government securities, cash and temporary investments are invested in securities of companies that are not majority owned by the Company. The Company would then be subject to the restrictions and limitations imposed by the Investment Company Act on the activities of registered investment companies. The Company is continuing to consider whether it can qualify as a business development company under the Investment Company Act. The regulations and restrictions applicable to business development companies are less burdensome in many respects than those applicable to registered investment companies. With the write-down of the Company's investment in Jigami, it may also be possible for the Company to avoid registration under the Investment Company Act by entering into a merger with an operating business, or by disposing of its remaining minority investment until it can either merge with an operating business or qualify as a business development company. The Company is seeking clarification from the Securities and Exchange Commission with respect to the alternatives available to the Company.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     REVENUES

     With the disposition of the assets of its historical operations, the Company's principal source of revenue from continuing operations was interest income of $18,954 for the three months ended September 30, 2001, and $95,027 for the three months ended September 30, 2000, earned on temporary cash investments and notes receivable.

     COSTS AND OPERATING EXPENSES

     General and administrative expenses associated with continuing operations decreased from $271,938 for the three months ended September 30, 2000, to $118,476 for the three months ended September 30, 2001. The decrease was principally related to decreases in legal and consulting costs from the levels incurred in 2000 in connection with the proposed Net2Wireless transaction.

     During the three months ended September 30, 2000, the Company recorded a reduction in non-cash deferred compensation expense of $936,622 for the decrease during the quarter in the accrual of amounts earned under a deferred compensation plan established in 1999. This plan created an unfunded deferred compensation pool based on specified percentages of the Company's net income and increases in market capitalization. As of September 30, 2000, the entire amount of the liability for the deferred compensation pool was attributable to an increase in market capitalization of the Company since the plan was established. For the three months ended September 30, 2000, the reduction in deferred compensation expense was attributable to the decrease in market capitalization of the Company during the quarter then ended. This plan was terminated on December 5, 2000. Accordingly, there was no deferred compensation expense (or reduction of previously recognized deferred compensation expense) for the three months ended September 30, 2001.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     REVENUES

     With the disposition of the assets of its historical operations, the Company's principal source of revenue from continuing operations was interest income of $79,289 for the nine months ended September 30, 2001, and $278,681 for the nine months ended September 30, 2000, earned on temporary cash investments and notes receivable.

     COSTS AND OPERATING EXPENSES

     General and administrative expenses associated with continuing operations decreased from $971,111 for the nine months ended September 30, 2000, to $479,045 for the nine months ended September 30, 2001. The decrease was principally related to decreases in legal, consulting, and travel costs from the levels incurred in 2000 in connection with the proposed Net2Wireless transaction.

     During the nine months ended September 30, 2000, the Company reduced its previously recognized non-cash compensation expense by $1,200,000. This reduction related to an outstanding stock option to acquire 200,000 shares which had been granted to the then chief executive officer and contained a cashless exercise provision. This cashless exercise feature was eliminated at the end of June 2000 as the result of the third amendment to the agreement between the Company and Net2Wireless. Generally accepted accounting principles require that compensation expense be recorded for the amount of the change in the value of the common stock underlying options with such provisions. Likewise, if the price of the stock declines during the period, compensation expense is reduced by the amount of the decrease in the value of the stock underlying the options, but not in excess of the cumulative compensation expense recorded since the grant date. The amount of the reduction in compensation expense is equal to the decrease in the stock price during the period that the cashless exercise feature was in effect, multiplied by the number of shares underlying the option. There was no compensation expense (or reduction of previously recognized compensation expense) related to stock options during the nine months ended September 30, 2001.

     For the reasons described above, during the nine months ended September 30, 2000, the Company also recorded a reduction in non-cash deferred compensation expense of $2,021,426 for the decrease during such period in the accrual of amounts earned under a deferred compensation plan. The reduction in deferred compensation expense was attributable to the decrease in market capitalization of the Company during the nine months ended September 30, 2000. This plan was terminated on December 5, 2000. Accordingly, there was no deferred compensation expense (or reduction of previously recognized deferred compensation expense) for the nine months ended September 30, 2001.

     The Company recorded an unusual charge of $2,033,534 during the nine months ended September 30, 2001 relating to the write down of the Company's investment in Jigami. The unusual charge in the amount of $356,150 recorded during the nine months ended September 30, 2000 represented the carrying value of assets transferred to the Company's former chief executive officer in exchange for his indemnification of the Company with respect to pending litigation.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had total current assets of $2,192,852, including cash and cash equivalents of $2,136,002. The Company had total current liabilities of $91,922 at September 30, 2001, resulting in working capital of $2,100,930.

     The Company had no significant sources of cash for the nine months ended September 30, 2001. The Company's primary uses of cash for the nine months ended September 30, 2001, were the $750,000 investment in Nex2 and cash used to meet general and administrative expenses.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

     Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events, financing needs, plans or intentions relating to acquisitions or investments by the Company and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by the Company from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

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

                                     PART II
                                OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS


     In September 1999, certain former employees of the Company filed a lawsuit against the Company seeking damages for non-payment of a bonus arrangement, plus penalties and attorneys fees. The Company denied that the conditions of the bonus were met and filed motions to dismiss certain claims, including fraud and misrepresentation. All claims were dismissed, except the contract claims. In May, 2001, the case was tried and the court issued its ruling in favor of the former employees. In September, 2001, the parties to the lawsuit settled their dispute in order to avoid further litigation and the court has entered its order of dismissal with prejudice. The Company's former chief executive officer, Howard S. Landa, has paid the amount of the settlement in full under his indemnification agreement with the Company with respect to this litigation and the matter has been closed.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  The following exhibits are filed with this report.

          None

     (b) During the quarter ended September 30, 2001, the Company did not file a report on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Sensar Corporation

                                        By /s/ Andrew C. Bebbington
                                           -------------------------------------
                                           Andrew C. Bebbington, Chief Operating
                                           Officer
                                           (Authorized Signatory and Principal
                                           Financial and Accounting Officer)


Dated: October 9, 2001