Form 10-K405
period 2001-12-31
SENSAR CORP /NV/
filed 2002-02-04
CIK 789851

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                           Commission File No. 0-17020

                               SENSAR CORPORATION
               (Exact name of registrant as specified in charter)

             Nevada                                 87-0429944
---------------------------------             ------------------------
  (State or other jurisdiction                  (I. R. S. Employer
of incorporation or organization)               Identification No.)


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

Yes X   No
   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 29, 2002 there were 6,562,546 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $3,664,000, computed at the closing quotation for the Registrant's common stock of $0.56 as of January 29, 2002.

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

-------------------------------------------------------------------------------

Item Number And Caption                                                                                        Page
-----------------------                                                                                        ----
PART I
------
1.       Business.............................................................................................    2

2.       Properties...........................................................................................    7

3.       Legal Proceedings....................................................................................    7

4.       Submission of Matters to a Vote of Security Holders..................................................    7


PART II
-------
5.       Market for Registrant's Common Equity and Related Stockholder Matters................................    8

6.       Selected Financial Data..............................................................................    9

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations................   10

7a.      Quantitative and Qualitative Disclosures About Market Risk...........................................   14

8.       Financial Statements and Supplementary Data..........................................................   14

9.       Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure...........................................................................................   14

PART III
--------
10.      Directors and Executive Officers of the Registrant...................................................   15

11.      Executive Compensation...............................................................................   17

12.      Security Ownership of Certain Beneficial Owners and Management.......................................   22

13.      Certain Relationships and Related Transactions.......................................................   24


PART IV
-------
14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................   25


SIGNATURES....................................................................................................   27

                                     PART I

--------------------------------------------------------------------------------
                                ITEM 1. BUSINESS
--------------------------------------------------------------------------------

         This report on Form 10-K contains certain forward-looking statements and information relating to the Company. These forward-looking statements are not based on historical facts, but reflect the Company's current expectations concerning future results and events. Such statements generally describe the objectives, goals, and plans of the Company and are not intended to be accurate descriptions of the future. The Company does not intend to update these forward-looking statements, except as may occur in the regular course of its periodic reporting obligations.

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

         During 1999, the Company sold substantially all of its assets relating to its prior operations and abandoned certain development projects. The Company also instituted significant changes to the Company's management in 1999, and initiated an aggressive search for a potential acquisition to provide value to the shareholders of the Company. In September 1999, the Company entered into negotiations and signed a letter of intent to acquire a wireless communications technology. These negotiations ultimately led to the execution of an agreement with Net2Wireless Corporation ("Net2Wireless") relating to a proposed merger between the Company and Net2Wireless.

         In connection with its review of the listing application for the combined company, the staff of the Nasdaq Stock Market raised concerns about the proposed merger between the Company and Net2Wireless. Although the Company and Net2Wireless attempted to resolve these concerns, the Nasdaq staff ultimately informed the Company, on December 1, 2000, that it would deny the listing application for the combined company and institute delisting proceedings if the merger were consummated. Due to the position of the Nasdaq staff and uncertainties regarding the Company's obtaining the required votes to approve the proposed merger, the Company and Net2Wireless entered into an agreement as an alternative to the proposed merger on December 4, 2000.

         Under the terms of the alternative arrangement, the Company received 3,000,000 shares of common stock of Net2Wireless and a warrant to acquire an additional 1,000,000 shares at an exercise price of $10.00 per share. Net2Wireless was released from any obligation to repay a loan of $500,000 advanced by the Company in February 2000 and the related accrued interest of $33,534, and both parties were released from any further obligations under the merger agreement. In addition, the Company paid

$1,500,000 to Net2Wireless in additional consideration for the shares acquired by the Company. The shares acquired by the Company represented approximately 14.1% of the outstanding capital stock of Net2Wireless on December 4, 2000. Shortly after the proposed merger was terminated, Net2Wireless changed its name to Jigami Corporation ("Jigami").

ACTIVITIES DURING 2001

         On January 17, 2001, the Company announced the resignations of Howard
S. Landa and Brian B. Lewis and the appointment of Steven P. Strasser as Chief Executive Officer of the Company. On January 18, 2001, the board of directors of the Company elected Andrew C. Bebbington to the board of directors and appointed Mr. Bebbington as Chief Operating Officer.

         The Company's newly constituted board of directors immediately examined alternatives to provide further value to the Company's shareholders. Upon advice of counsel, the board of directors also learned that, as a result of its equity position in Jigami, the Company held investment securities exceeding 40% of the value of its total assets and may be deemed to be an "investment company" under
Section 3(a)(1)(C) of the Investment Company Act of 1940 (the "Investment Company Act"). Based upon information available to it at the time, the board of directors determined that the Company's best alternative was to work toward qualifying as, and making an election under Section 54 of the Investment Company Act to become, a "business development company," as defined in Section 2(a)(48) of the Investment Company Act. The Company's board of directors adopted a policy of making additional minority investments in private companies, and the Company began making some adjustments necessary for it to qualify as a business development company.

         Consistent with its plan to become a business development company, the Company completed an investment in Nex2, LLC ("Nex2") on January 22, 2001 for an aggregate purchase price of $750,000. Nex2 is developing the technology to act as a clearing house for personal health information received from Pharmaceutical Benefits Managers for use by life insurance companies. As of December 31, 2001, the Company's investment in Nex2 consisted of 500,000 shares of common stock, representing approximately 3.5% of the outstanding common stock of Nex2.

         In late March, 2001, the Company's management concluded that the Company's investment in Jigami had been impaired and that recovery of any of the amount invested would be unlikely. The Company recognized that, although Jigami's technology continued to have potential, Jigami was experiencing serious losses, had not generated revenues from product sales and was unlikely to be able to obtain additional financing. As of March 31, 2001, the Company wrote down its investment in Jigami to zero. The Company was subsequently informally notified that Jigami entered into administrative receivership.

         Following its write down of the Jigami investment, the Company's management reevaluated its alternatives to provide further value to the Company's shareholders. Management concluded that the potential benefits of qualifying as a business development company were significantly limited in light of the write-down of the Company's investment in Jigami and the limited funds available to the Company for additional investments. Further, management determined that, in light of the fact that the Company's investment in Nex2 represented less than 25% of the value of its assets, the Company could feasibly acquire an operating company that would represent more than 60% of its total assets, and thereby, extricate itself from the definition of investment company contained in Section 3(a)(1)(C) of the Investment Company Act. Management also determined that the acquisition of an operating business offers the best opportunity for the Company to enhance shareholder value. Accordingly, the Company intends to dispose of its remaining investment securities as soon as permitted by market conditions and securities restrictions and focus all efforts on the Company's search for a suitable acquisition or merger candidate. On November 7, 2001, Sensar announced that it would no longer consider the alternative of becoming a business development company and would focus its efforts exclusively on becoming or acquiring an operating company.

         The Company filed an application with the Securities and Exchange Commission on November 13, 2001, and an amendment to the application dated December 19, 2001, requesting an order under Section 6(c) of the Investment Company Act, which would exempt the Company from all provisions of the Investment Company Act until the earlier of January 14, 2003 or the date that the Company no longer may be deemed to be an investment company. On January 14, 2002, the Securities and Exchange Commission granted the Company's request for an exemption. As represented by the Company in its application for such exemption, the Company does not intend to engage in any businesses related to investment securities during 2002. Instead, the Company intends to focus its energy on attempting to acquire or become an operating company and disposing of its equity interest in Nex2.

         During the fourth quarter of 2001, the Company determined that its equity interest in Nex2 had been impaired. Accordingly, the Company wrote down its investment in Nex2 from $750,000 to $200,000.

PROPOSED TRANSACTION WITH VITALSTREAM

         On December 13, 2001, the Company entered into a non-binding letter of intent, (the "Letter of Intent") with VitalStream, Inc. ("VitalStream") pursuant to which the parties agreed to act in good faith to negotiate a definitive agreement governing the merger of VitalStream with and into a wholly-owned subsidiary of the Company (the "Merger"). The Company and VitalStream are in the process of negotiating the definitive agreement contemplated by the Letter of Intent and believe that a definitive agreement will be signed in early February 2002. The Letter of Intent, and any obligation of the Company or VitalStream to negotiate with respect to the Merger, may be terminated by either party at any time for any reason.

         If the Merger is consummated, the shareholders of VitalStream will become entitled to receive a substantial number of shares of Common Stock. While the number of shares to be issued to the shareholders of VitalStream is subject to further negotiation and will depend on certain contingencies, the Company expects that shareholders of VitalStream will hold at least 75% of the outstanding Common Stock following the Merger. As part of the Merger, the Company's officers and directors are expected to resign and be replaced with individuals who are current officers and directors of VitalStream. The business of the Company following the Merger is expected to be the principal business of VitalStream.

         VitalStream is a provider of products and services that enable the digital broadcast of audio and video content and other communications via the Internet. VitalStream provides audio and video streaming, web conferencing, advanced media hosting, payment processing and consulting services. VitalStream's architecture and advanced hosting capabilities are designed to empower end users to self provision and control all digital broadcasting processes using only one vendor. If the Merger is consummated, the Company will provide additional business, financial and other information about VitalStream following the closing of the Merger. As contemplated by the Letter of Intent, the Merger would not require approval of the Company's shareholders. No assurance can be given that a definitive agreement will be signed with respect to the Merger, that the Merger will close or that the key terms of the proposed Merger will not be amended prior to the consummation thereof.

FACTORS THAT MAY AFFECT FUTURE RESULTS, THE MARKET PRICE OF COMMON STOCK, AND THE ACCURACY OF FORWARD-LOOKING STATEMENTS

         In the normal course of its business, the Company, in an effort to keep its shareholders and the public informed about the Company's activities and operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Company or its investments, or projected or anticipated benefits or consequences of such plans or strategies. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Company's operations and investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations, the value of its assets, the market price of its common stock, and whether forward-looking statements made by the Company ultimately prove to be accurate.

         The following discussion outlines certain factors that in the future could affect the Company's results for 2002 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company:

INVESTMENT COMPANY ACT COMPLIANCE

         The Company has been granted an exemption from compliance with the Investment Company Act until the earlier of January 14, 2003 or the date that the Company no longer may be deemed to be an investment company. If the Company's proposed merger with VitalStream is completed, the Company believes it will no longer be an investment company. If the proposed merger is not completed, the Company will continue to be an investment company unless it is able to liquidate its investment in Nex2 or the Company is able to complete a business combination with another party. If the Company continues to be an investment company on January 14, 2003, it may be necessary for the Company to register as an investment company under the Investment Company Act. Registered investment companies are subject to restrictions and regulations, which could be burdensome, particularly for a small company. As a result, it may not be practical for the Company to register as an investment company, and it may be necessary for the Company to dispose of its investments or take other actions necessary to ensure compliance with the Investment Company Act.

FAILURE TO CONSUMMATE THE MERGER

         The Company can provide no assurance that the Merger will be consummated. The Letter of Intent with VitalStream is nonbinding, and the Company and VitalStream may not complete negotiation and signing of a definitive agreement regarding the Merger. Even if a definitive agreement is signed, consummation of the Merger will depend upon the occurrence of a number of events beyond the Company's control, including approval of the Merger by the shareholders of VitalStream.

         If the Merger is not consummated, the Company may be unable to recover expenses that it has incurred in connection with its due diligence investigations of VitalStream or otherwise in connection with the proposed Merger. This depletion of the Company's resources may inhibit the Company's ability to find a suitable target for a future transaction. In addition, the Company is not presently investigating other potential merger candidates because of its Letter of Intent with VitalStream and does not intend to make any such investigations while it is negotiating with VitalStream. Under the terms of its Investment Company Act exemption, the Company is required to become an operating company by January 2003.

The delays associated with negotiating the Merger may, if such Merger were not consummated, inhibit the Company's ability to timely negotiate and complete a transaction with another entity.

LIABILITIES AND OPERATIONS FOLLOWING CONSUMMATION OF THE MERGER

         If the Merger is consummated, the Company (or a wholly-owned subsidiary of the Company) will continue the operations of VitalStream and assume all of the risks and liabilities associated with VitalStream's business. The Company is in the midst of its due diligence investigation of VitalStream but believes that ongoing risks following consummation of the Merger would include:

         - DILUTION: In the Merger, the Company will issue to VitalStream shareholders a substantial number of shares of Common Stock. In addition, it is anticipated that the Company will need to continue to raise money following the consummation of the Merger, and the Company may issue additional shares, debt securities or other instruments following closing without shareholder approval.

         - CONTROL BY VITALSTREAM MANAGEMENT AND SHAREHOLDERS: As part of the Merger, the Company's officers and directors are expected to resign and be replaced with individuals who are current officers and directors of VitalStream. The Company can provide no assurances regarding the qualifications and competence of the persons who will manage the Company after the Merger is closed. In addition, the VitalStream shareholders, most of whom are associates or acquaintances of VitalStream management, will have the ability to elect the board of directors at future shareholders meetings and approve (by written consent or otherwise) substantially any transaction or other matter requiring approval of shareholders of the Company.

         - KNOWN AND UNKNOWN LIABILITIES: The Company or its affiliates will assume all debts, accounts payable and other known liabilities, in addition to all contingent and unknown liabilities of VitalStream, Inc. Such contingent and unknown liabilities could include significant tax, environmental, retirement plan, litigation and other liabilities.

         - UNKNOWN BUSINESS PROSPECTS: VitalStream is an early stage company that did not commence generating revenues from its primary product line until 2001. VitalStream is presently incurring net losses from operations. The Company expects that the VitalStream operations will continue to incur net losses for a period of time following closing of the Merger and can provide no assurance that the products of VitalStream will ever gain widespread market acceptance or that the VitalStream business will ever earn a net profit.

         - NEED FOR CAPITAL: The Company expects that, although the Company will be able to operate on its existing cash for a period of time following the Merger, the Company will need to raise additional capital at some point in the future in order to be able to fund operations. Additional capital may not be available to the Company, and the Company may need to discontinue operations. Even if the Company is able to raise additional capital in the future, such capital may be available only under unfavorable terms, and existing shareholders of the Company may be diluted significantly.

EMPLOYEES

         The Company currently has two employees, Mr. Strasser, the chief executive officer of the Company, and Mr. Bebbington, the chief operating officer of the Company.

------------------------------------------------------------------------------
                               ITEM 2. PROPERTIES
------------------------------------------------------------------------------

         Commencing February 15, 2001, the Company relocated to 136 East South Temple, Suite 2325, Salt Lake City, Utah 84111. The Company has leased 1,146 square feet of office space through August 30, 2002. In exchange for a discount, the Company prepaid the lease obligation for the entire term in the amount of $28,082.

------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
------------------------------------------------------------------------------


         Not applicable.


------------------------------------------------------------------------------
                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------

         An annual meeting of the stockholders of the Company was held on October 10, 2001, at which management's nominees were elected to serve as directors of the Company. The specific results are as follows:


          Nominee                 Number of Votes For         Number of Votes Withheld
          -------                 -------------------         ------------------------
Steven P. Strasser                   5,597,203                         12,577
Andrew C. Bebbington                 5,597,159                         12,621
Mickey Hale                          5,600,122                          9,658
Simon J. Constantine                 5,608,522                          1,258

                                     PART II

------------------------------------------------------------------------------
                        ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         The Company's common stock was traded on the Nasdaq SmallCap Market until April 11, 2001 under the trading symbol "SCII," at which time it was delisted. The Nasdaq staff informed the Company that the delisting was due primarily to the fact that the Company continued to lack tangible business operations and did not currently qualify as a business development company under the Investment Company Act. In addition, the Company did not hold an annual meeting of shareholders in 2000 as required by the Nasdaq rules. The Company's common stock began trading through the OTC Bulletin Board on April 26, 2001. The following table sets forth high and low closing sale prices for the Company's common stock for the periods indicated.


      Quarter Ended                 High               Low
      -------------              ---------          ---------
      March 31, 2000              $79.688            $22.625
      June 30, 2000               $41.500            $10.000
      September 30, 2000          $30.438            $16.063
      December 31, 2000           $18.750            $ 0.438
      March 31, 2001              $ 2.344            $ 0.625
      June 30, 2001               $ 0.750            $ 0.280
      September 30, 2001          $ 0.345            $ 0.240
      December 31, 2001           $ 0.700            $ 0.180

         On January 29, 2002, the last reported sales price for the Company's common stock as reported by the OTC Bulletin Board was $0.56. On January 29, 2002, the Company had approximately 293 stockholders of record.

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

------------------------------------------------------------------------------
                         ITEM 6. SELECTED FINANCIAL DATA
------------------------------------------------------------------------------


CERTAIN FINANCIAL DATA

         The following statement of operations and balance sheet data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, were derived from the Consolidated Financial Statements of the Company. The Consolidated Financial Statements of the Company for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997, have been audited by independent certified public accountants. The selected financial data below should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                    Year Ended December 31,
                                        ------------------------------------------------------------------------------
                                             2001           2000(2)        1999(2)          1998             1997
                                        --------------  --------------  --------------  --------------  --------------
STATEMENT OF OPERATIONS DATA(1):
  Revenues:                             $    98,627     $    359,405    $    147,944    $    137,814    $    140,870
                                        ==============  ==============  ==============  ==============  ==============
  Income (loss) from continuing
     operations                         $(3,109,607)    $  4,067,977    $(11,995,158)   $ (1,221,025)   $ (2,324,262)
  Income (loss) from
     discontinued operations                      -                -          22,528      (5,702,419)    (12,493,549)
  Gain on sale of
     discontinued operations                200,000          224,075       3,268,250               -               -
                                        --------------  --------------  --------------  --------------  --------------
  Net income (loss)                     $(2,909,607)    $  4,292,052    $ (8,704,380)   $ (6,923,444)   $(14,817,811)
                                        ==============  ==============  ==============  ==============  ==============
  Basic income
     (loss) per common share
     from continuing operations         $     (0.47)    $       0.62    $      (2.11)   $      (0.51)   $      (0.51)
  Basic income (loss)
     per common share from
     discontinued operations                   0.03             0.04            0.58           (1.12)           (2.71)
                                        --------------  --------------  --------------  --------------  --------------
  Basic income
     (loss) per common share            $     (0.44)    $       0.66    $      (1.53)   $      (1.63)    $      (3.22)
                                        ==============  ==============  ==============  ==============  ==============
  Weighted average common shares
     outstanding                          6,562,546        6,536,352       5,693,514       5,073,463    $  4,603,080

BALANCE SHEET DATA:
  Working capital                       $ 1,969,147     $  3,251,870    $  5,034,089    $  4,038,840    $  6,784,305
  Total assets                          $ 2,238,761     $  5,349,509    $  5,568,839    $  4,317,769    $  7,104,476
  Long-term liabilities and
     deferred gain                      $         -     $    200,000    $  5,542,040    $          -    $          -
  Stockholders' equity
     (deficit)                          $ 2,175,797     $  5,085,404    $   (154,959)   $  4,049,572    $  6,853,003
  Cash dividends declared
     per common share                   $         -     $          -    $          -    $          -    $          -


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

--------------------------------------------------------------------------------
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes contained herein.

         This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "ITEM 1.
BUSINESS--Factors that May Affect Future Results, The Market Price of Common Stock, And the Accuracy of Forward-Looking Statements."

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

         Due to the Company's equity position in Jigami, the Company recognized that it could be deemed to be an "investment company" under the Investment Company Act. As a result, the Company began working toward qualifying as a business development company under the Investment Company Act, and adopted a strategy of making additional minority investments in private companies. Consistent with this strategy, the Company completed an investment in Nex2, LLC ("Nex2") on January 22, 2001 for an aggregate purchase price of $750,000. As of December 31, 2001, the Company's investment in Nex2 consisted of 500,000 shares of common stock, representing approximately 3.5% of the outstanding common stock of Nex2. During the fourth quarter of 2001, the Company reviewed its investment in Nex2. Although Nex2 has made considerable progress in commercializing its technology, Nex2 is unable to currently generate sufficient funds to meet its obligations. Nex2 has therefore entered into negotiations which may lead to the sale of Nex2 or its assets. Based on these preliminary discussions and possible indications of value provided to the management of the Company by executives of Nex2, the Company's management reduced the carrying value of this investment to the potential net realizable value of the proceeds of this possible transaction. Accordingly, the Company wrote down its investment in Nex2 from $750,000 to $200,000.

         Following its write down of the Jigami investment, the Company's management reevaluated its alternatives to provide further value to the Company's shareholders. Management concluded that the potential benefits of qualifying as a business development company were significantly limited in light of the write-down of the Company's investment in Jigami and the limited funds available to the Company for additional investments. Further, management determined that, in light of the fact that the Company's investment in Nex2 represented less than 25% of the value of its assets, the Company could feasibly acquire an operating company that would represent more than 60% of its total assets, and thereby, extricate itself from the definition of investment company contained in Section 3(a)(1)(C) of the Investment Company Act. Consequently, the Company began to focus its efforts on a revised strategy of actively attempting to purchase an operating business.

         The Company filed an application with the Securities and Exchange Commission on November 13, 2001, and an amendment to the application December 19, 2001, requesting an order under Section 6(c) of the Investment Company Act, which would exempt the Company from all provisions of the Investment Company Act until the earlier of January 14, 2003 or the date that the Company no longer may be deemed to be an investment company. On January 14, 2002, the Securities and Exchange Commission granted the Company's request for an exemption. The Company is currently attempting to become or acquire an operating business.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

         REVENUES

         With the disposition of the assets of its historical operations, the Company's principal source of revenue from continuing operations was interest income of $90,377 for the year ended December 31, 2001, and $359,405 for the year ended December 31, 2000, earned on temporary cash investments and notes receivable.

         COSTS AND OPERATING EXPENSES

         General and administrative expenses associated with continuing operations decreased from $1,458,810 for the year ended December 31, 2000, to $624,700 for the year ended December 31, 2001. The decrease was principally related to decreases in legal and accounting costs totaling approximately $290,000, decreases of proxy printing, mailing and solicitation costs of approximately $190,000, decreases in travel costs of approximately $150,000, and decreases in compensation costs for employees and consultants of approximately $130,000. The higher level of costs in 2000 was primarily due to costs incurred in connection with the proposed Net2Wireless transaction.

         The Company recorded unusual charges of $2,583,534 during the year ended December 31, 2001. These charges consist of a $2,033,534 write down of the Company's investment in Jigami and a $550,000 write down of the Company's investment in Nex2. See Note B to the Consolidated Financial Statements. During the year ended December 31, 2000, the Company recorded an unusual charge of $356,150 in connection with an agreement entered into with the chief executive officer whereby he agreed to indemnify the Company with respect to pending litigation. In exchange for his indemnification, the Company distributed to him certain investments with a book value of $325,000 and office equipment and furnishings with a carrying value of $31,150.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         REVENUES

         With the disposition of the assets of its historical operations, the Company's sole source of revenue from continuing operations was interest income of $359,405 for 2000 and $147,944 for 1999 earned on temporary cash investments and notes receivable.

         COSTS AND EXPENSES

         General and administrative expenses associated with continuing operations increased from $893,416 for the year ended December 31, 1999, to $1,458,810 for the year ended December 31, 2000. The increase was principally related to increases of approximately $229,000 for legal and accounting fees, $109,000 in travel costs and $203,000 for proxy printing, mailing and solicitation costs associated primarily with the proposed Net2Wireless transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had total current assets of $2,032,111, including cash and cash equivalents of $1,996,354. The Company had total current liabilities of $62,964 at December 31, 2001, resulting in working capital of $1,969,147.

         The Company had no significant sources of cash for the year ended December 31, 2001. The Company's primary uses of cash for the year ended December 31, 2001, were net cash used in operations of $493,561 and the investment in Nex2 of $750,000.

         The Company has limited funds available with which to execute its strategy of purchasing an operating business. In addition, the Company believes it would be difficult to raise additional capital at this time. As a result, it is likely that the Company will need to issue a substantial amount of its authorized but unissued common stock in order to acquire an operating business. The issuance of such common stock would be significantly dilutive to the Company's existing shareholders.

         While management believes that the Company's current cash balances are more than sufficient to meet the existing commitments of the Company at least through the end of the next fiscal year, the Company could incur substantial costs in connection with its efforts to acquire an operating business. These costs will reduce the amounts available to fund future salaries and other operating expenses of the Company. Further, if the Company is able to purchase an operating business, the Company may need to seek financing to fund the operations of that business. There can be no assurance that the Company will be able to obtain this financing if it is needed.

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

                                    PART III

--------------------------------------------------------------------------------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

         Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:


                                                                            Director and/or
                 Name             Age      Position and Office Held     Executive Officer Since
         --------------------     ---      ------------------------     -----------------------
         Steven P. Strasser       53       Chief Executive Officer      April 21, 1999
                                           and Director

         Andrew C. Bebbington     41       Chief Operating Officer      January 18, 2001
                                           and Director

         Mickey Hale              54       Secretary and Director       May 5, 1999

         Simon J. Constantine     42       Director                     January 24, 2001

         A director's regular term is for a period of three years or until his or her successor is duly elected and qualified. The terms of the board are staggered so that one-third of the board is subject to election at each annual shareholders' meeting. The current term of Andrew C. Bebbington expires at the 2004 annual meeting; the current terms of Steven P. Strasser and Simon J. Constantine expire at the 2003 annual meeting; and the current term of Mickey Hale expires at the 2002 annual meeting.

         There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of the Company.

         Steven P. Strasser, age 53, was appointed a director of the Company on April 21, 1999 and Chief Executive Officer on January 16, 2001. Since 1987, Mr. Strasser has been engaged in stock and venture capital investments on his own behalf. Mr. Strasser served as co-chairman of Modula Computer from 1980 to 1987. Prior to that time, Mr. Strasser was involved in investment banking first with Edwards & Handley and then with J. Franklin Investments. Mr. Strasser received his bachelor of science degree in economics from the University of Utah in 1970 and a masters of business administration from Columbia University in 1972.

         Andrew C. Bebbington, age 41, was appointed a director of the Company and Chief Operating Officer on January 18, 2001. Mr. Bebbington served as President of the Company from November 1997 until April 1999, and as a consultant to the Company from April 1999 until his appointment as Chief Operating Officer. Mr. Bebbington was formerly president of Neslab Instruments Inc. for a period of six years, as well as serving on the board of directors of Life Sciences International plc until its purchase by Thermo Electron, Inc., in March 1997. Prior to this position, Mr. Bebbington served as business development director of Life Sciences for a period of four years, during which time he was responsible for coordinating Life Sciences' rapid expansion through acquisition. Mr. Bebbington is a graduate of the London School of Economics and a Chartered Accountant. Mr. Bebbington served in the KPMG consulting practice, specializing in mergers, acquisitions and other strategic and financial planning activities.

         Mickey Hale, age 54, was appointed a director of the Company on May 5, 1999 and Secretary on January 18, 2001. Ms. Hale has been president and chief executive officer of Imperial Development Corporation and related travel services and real estate entities since 1990. Ms. Hale was an investment advisor at Shearson Lehman Brothers from 1987-1990 and served in the same capacity at Paine Webber from 1980-1987.

         Simon J. Constantine, age 42, was appointed a director of the Company on January 24, 2001. Mr. Constantine has made a number of venture capital investments on his own behalf since 1997, and has been involved in an executive capacity in several early stage companies since 1999. From 1999 to 2001, Mr. Constantine served as Executive Chairman of Auto Online Limited, an internet-based business which entered administrative receivership in December 2001. From 1987 to 1997, Mr. Constantine served in multiple positions with Life Sciences International plc, including Finance Director, Acquisitions and Finance Director, and Chief Operating Officer - Europe and Asia Pacific. He has also been a director of Bioquell plc since 1999. From 1992 through 1995, Mr. Constantine was a member of the Listing Policy Committee and the Quotations Committee of the London Stock Exchange. Mr. Constantine holds a degree in mathematics from Oxford University and is a Chartered Accountant. Mr. Constantine was also employed in the KPMG consulting practice specializing in acquisitions and other strategic and financial planning services.

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

         Based solely upon a review of the copies of such forms furnished to the Company and representations from certain reporting persons, the Company believes that during 2001 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

------------------------------------------------------------------------------
                         ITEM 11. EXECUTIVE COMPENSATION
------------------------------------------------------------------------------

         The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the chief executive officer of the Company and to the Company's other executive officer.

SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                             --------------------------------------
                                                 Annual Compensation                   Awards               Payouts
                                           --------------------------------  --------------------------------------
             (a)                 (b)         (c)         (d)        (e)          (f)            (g)           (h)          (i)
                                                                   Other                    Securities
                                                                   Annual     Restricted    Underlying                  All Other
                                                                  Compen-       Stock        Options/        LTIP        Compen-
          Name and                          Salary      Bonus    sation(1)     Award(s)        SARs         Payouts       sation
     Principal Position          Year        ($)         ($)        ($)          ($)            (#)           ($)          ($)
----------------------------------------------------------------------------------------------------------------------------------
  Steven P. Strasser,         12/31/01     $ 92,000    $     0    $8,185         $0           450,000(3)       $0      $  2,000(4)
    CEO and Chairman of       12/31/00     $      0    $     0    $    0         $0                 0          $0      $  3,000
    the Board(2)              12/31/99     $      0    $     0    $    0         $0           250,000(3)       $0      $  4,000

  Andrew C. Bebbington,       12/31/01     $138,000    $     0    $7,401         $0           200,000(6)       $0      $ 10,387(7)
    Chief Operating           12/31/00     $      0    $     0    $    0         $0                 0          $0      $255,696(7)
    Officer(5)                12/31/99     $ 76,917    $50,000    $2,316         $0           750,000(6)       $0      $ 98,714(7)

  Howard S. Landa,            12/31/01     $      0    $     0    $    0         $0                 0          $0      $      0
    Former CEO and            12/31/00     $ 88,000    $     0    $3,985         $0                 0          $0      $      0
    Chairman of the           12/31/99     $ 66,585    $     0    $    0         $0         1,000,000          $0      $      0
    Board until
    January 16, 2001(8)
-------------------------

(1) These amounts reflect the benefit to the named executive officer of amounts paid by the Company for health insurance.

(2) Mr. Strasser accepted the position of chief executive officer effective January 16, 2001. Amounts shown in the table for 1999 and 2000 for Mr. Strasser reflect payments or awards to Mr. Strasser in his capacity as a member of the board of directors of the Company.

(3) Upon his appointment as chief executive officer of the Company on January 16, 2001, Mr. Strasser was awarded an option to acquire 250,000 shares of common stock at $2.00 per share. On May 15, 2001, options held by the current officers and directors of the Company were restructured by reducing the exercise price to $0.46 per share and reducing the number of shares subject to such options. The awards shown in the table for Mr. Strasser for 2001 include the award of an option to purchase 200,000 shares pursuant to the restructuring, which effectively replaced all unexercised options previously granted to Mr. Strasser, including options previously awarded to him in his capacity as a member of the board of directors of the Company. Prior to the restructuring, Mr. Strasser held options to purchase a total of 500,000 shares of common stock at prices ranging from $1.50 per share to $2.50 per share. Following the restructuring, Mr. Strasser held options to purchase a total of 200,000 shares at $0.46 per share.

(4) Consists of directors fees paid to Mr. Strasser in 2001 prior to his appointment as Chief Executive Officer on January 16, 2001.

(5) Mr. Bebbington accepted the position of chief operating officer effective January 18, 2001. Mr. Bebbington had previously been the chief executive officer and a member of the board of directors from November 17, 1997, though April 21, 1999. During 2000, Mr. Bebbington was not an officer or director of the Company; however, Mr. Bebbington continued to provide services to the Company as a consultant.

(6) On May 15, 2001, options held by the current officers and directors of the Company were restructured by reducing the exercise price to $0.46 per share and reducing the number of shares subject to such options. The award shown in the table for Mr. Bebbington for 2001 reflects the award of an option to purchase 200,000 shares pursuant to the restructuring, which effectively replaced all unexercised options previously granted to Mr. Bebbington. Prior to the restructuring, Mr. Bebbington held options to purchase a total of 503,056 shares of common stock prices ranging from $2.00 to $2.50 per share. Following the restructuring, Mr. Bebbington held options to purchase a total of 200,000 shares at $0.46 per share.

(7) Following Mr. Bebbington's resignation as chief executive officer of the Company on April 21, 1999, Mr. Bebbington continued to provide services to the Company under a consulting agreement. The amounts shown in this column for Mr. Bebbington reflect amounts paid to Mr. Bebbington principally for consulting services between April 21, 1999 and January 18, 2001, when he became chief operating officer of the Company.

(8) Mr. Landa accepted the positions of chief executive officer and a member of the board of directors effective April 21, 1999. Mr. Landa resigned as chief executive officer and from the board of directors on January 16, 2001. The table reflects amounts paid, awarded, or accrued for Mr. Landa from April 21, 1999, to January 16, 2001.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information related to options to purchase the Company's common stock granted to the named executive officers during the year ended December 31, 2001. The Company has never granted any stock appreciation rights. None of the named executive officers exercised any options during the 2001 fiscal year.

                                                                             Potential Realizable Value at Assumed Annual
                            Individual Grants                                Rates of Stock Appreciation for Option Term
--------------------------------------------------------------------------   ----------------------------------------------
         (a)                   (b)               (c)             (d)                 (e)            (f)         (g)
                            Number of         % of Total
                           Securities        Options/SARs
                           Underlying         Granted to     Exercise or
                          Options/SARs     Employees During   Base Price         Expiration         5%          10%
        Name               Granted (#)       Fiscal Year      ($/share)             Date            ($)         ($)
--------------------------------------------------------------------------   ----------------------------------------------
Steven P. Strasser            250,000(1)        38.4%           $2.00         November 16, 2002   $115,234     $170,313
                              200,000(1)        30.8%           $0.46            May 15, 2004     $ 14,502     $ 30,452

Andrew C. Bebbington          200,000           30.8%           $0.46            May 15, 2004     $ 14,502     $ 30,452
-------------------------

(1) Upon his appointment as chief executive officer of the Company on January 16, 2001, Mr. Strasser was awarded an option to acquire 250,000 shares of common stock at $2.00 per share. On May 15, 2001, options held by the current officers and directors of the Company were restructured by reducing the exercise price to $0.46 per share and reducing the number of shares subject to such options. The awards shown in the table for Mr. Strasser for 2001 include the award of an option to purchase 200,000 shares pursuant to the restructuring, which effectively replaced all unexercised options previously granted to Mr. Strasser, including the prior grant of an option to purchase 250,000 shares shown in the table.

         The following table sets forth the information concerning the options exercised by the named executive officers during the year ended December 31, 2001, and the value of unexercised options as of December 31, 2001.

                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

            (a)                     (b)                 (c)                       (d)                         (e)
                                                                              Number of
                                                                              Securities                  Value of
                                                                              Underlying                 Unexercised
                                                                              Unexercised                In-the-Money
                                                                            Options/SARs at             Options/SARs at
                                                                              FY End (#)                   FY End ($)
                              Shares Acquired                                 Exercisable/               Exercisable/
            Name              on Exercise (#)      Value Realized ($)        Unexercisable              Unexercisable
------------------------------------------------------------------------------------------------------------------------
Steven P. Strasser                   0                 $0                   200,000/0                     $0/$0

Andrew C. Bebbington                 0                 $0                   200,000/0                     $0/$0

         At December 31, 2001, the Company had options outstanding to acquire 1,260,000 shares of common stock at a weighted-average exercise price of $1.57, all of which are exercisable.

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

COMPENSATION OF DIRECTORS

         The Company compensates its outside directors for service on the board of directors by payment of $1,000 for each board meeting attended and reimbursement of expenses incurred in attending board meetings. The Company does not separately compensate its board members who are also employees of the Company for their service on the board. At their appointment, each of the members of the board received options to acquire shares of stock at a weighted-average exercise price of $2.00 per share. On May 15, 2001, options held by each of the current members of the board of directors were restructured by reducing the number of options available, reducing the exercise price to $0.46 per share, and extending the expiration date of the options to May 15, 2004. As of December 31, 2001, the Company's two employee directors, Mr. Strasser and Mr. Bebbington, each held options to purchase 200,000 shares of common stock, and the Company's two non-employee directors, Mr. Constantine and Ms. Hale, each held options to purchase 75,000 shares of common stock. All of the options held by the directors are currently exercisable and expire on May 15, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Company did not have a compensation committee prior to February 8, 2001. The entire board, other than the particular individual executive officer involved, participated in the setting of compensation for senior management. On February 8, 2001, a compensation committee was formed consisting of Mr. Strasser, Ms. Hale, and Mr. Constantine.

REPORT ON REPRICING OF STOCK OPTIONS

         On May 15, 2001, the compensation committee recommended and the board of directors authorized the revision of existing options held by the current members of the board of directors, including outstanding options held by the named executive officers. The former options were nonqualified stock options that had previously been granted under employment agreements, consulting arrangements, or upon appointment to the board of directors. The changes in the options included substantially reducing the number of options available to these four individuals, reducing the exercise price to the current average market price $0.46 per share, providing for immediate vesting, and extending the expiration date of the options to May 15, 2004.

         The compensation committee and the board of directors considered a number of factors in implementing the repricing of the stock options. At the time, the Company was attempting to comply with the business development company guidelines of the Investment Company Act as they related to options and believed that the number of outstanding options would need to be reduced in order to comply. The Company had contractual obligations to the optionees and in order to obtain a reduction in the number of options outstanding, the Company would need to offer an incentive to the optionees, such as a reduced exercise price. Finally, given the financial condition of the Company at the time, the board believed that a realistic incentive program was required to be implemented for employees and management to retain the services of individuals essential to the Company's financial success, which was accomplished by restoring value to the options.

                                       Compensation Committee

                                       Steven P. Strasser
                                       Mickey Hale
                                       Simon J. Constantine

         The following table provides information related to the repriced options held by executive officers of the Company.

                                                                                                  Length of
                                                        Market                                    Original
                                        Number of      Price of                                  Option Term
                                        Securities     Stock at        Exercise                 Remaining at
                                        Underlying     Time of      Price at Time                  Date of
                                       Options/SARs   Repricing or   of Repricing   New         Repricing or
                                       Repriced or    Amendment      or Amendment   Exercise      Amendment
  Name and Position         Date       Amended (#)       ($)            ($)         Price ($)      (Years)
--------------------------------------------------------------------------------------------------------------
Steven P. Strasser      May 15, 2001     200,000       $  0.46          (1)         $0.46           (1)
Chief Executive
   Officer

Andrew C. Bebbington    May 15, 2001     200,000       $  0.46          (2)         $0.46           (2)
Chief Operating
   Officer              March 27, 1998   400,000       $ 6.875          (3)           (3)           (3)


(1) The option issued to Mr. Strasser to acquire 200,000 shares of common stock at $0.46 per share replaced options to acquire a total of 500,000 shares of common stock, with the following terms: 1) 300,000 shares at $2.00 per share, expiring November 16, 2002; 2) 100,000 shares at $1.50 per share, expiring April 26, 2002; and 3) 100,000 shares at $2.50 per share, expiring April 26, 2002.

(2) The option issued to Mr. Bebbington to acquire 200,000 shares of common stock at $0.46 per share replaced options to acquire a total of 503,056 shares of common stock, with the following terms: 1) 500,000 shares at $2.00 per share, expiring November 16, 2002; and 2) 3,056 shares at $2.50 per share, expiring April 21, 2002.

(3) Mr. Bebbington was originally granted an option when he joined the Company in November 1997 to acquire 400,000 shares of common stock that vested 100,000 on execution of a definitive employment agreement and 100,000 on each of December 31, 1998, 1999, and 2000. This option expired five years after vesting. The exercise price for the option was $14.375 provided that if the initial 200,000 options were exercised at a time when the market price was less than $18.75, the exercise price would be the greater of 80% of market or $9.00 per share. Options with respect to 66,667 shares were subject to vesting on each of December 31, 1998, 1999, and 2000, on the meeting of performance criteria to be established by the board of directors. In the course of negotiation of definitive employment agreements, these options were modified effective March 27, 1998. After the change, Mr. Bebbington's options vested 100,000 on his joining the Company and 100,000 on each of December 31, 1998, 1999, and 2000, so long as he remains an employee of the Company. The initial 100,000 shares and 33,333 shares that vested on December 31, 1998, 1999, and 2000, had an exercise price of $9.00 per share. The remaining 66,667 shares that vested on December 31, 1998, had an exercise price of $11.25 per share. The remaining 66,667 shares that would have vested December 31, 1999, had an exercise price of $13.75 per share, and the remaining 66,667 that would have vested December 31, 2000, had an exercise price of $16.25 per share. Mr. Bebbington terminated his employment on April 21, 1999 and these options expired unexercised.

2001 STOCK OPTION PLAN

         In January 2002, in contemplation of the Merger, the board of directors of the Company ratified a stock option plan which reserves eight million shares of common stock for issuance upon the exercise of options and other awards granted. It is the intention of the board to approve the surrender of existing options to acquire 1,240,000 shares and to reissue the same number of options under this plan. The remaining options will be available to be used to exchange existing options held in VitalStream and other possible terms of the Merger.

------------------------------------------------------------------------------
                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the Company's outstanding common stock as of January 29, 2002, and information as to the ownership of the Company's common stock by each director and named executive officer and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


                  Name and Address                         Nature of              Number of
               of Beneficial Owners(1)                     Ownership            Shares Owned         Percent(2)
----------------------------------------------       --------------------     -----------------    --------------
   Principal Shareholder:

       Howard S. Landa(3)                              Common stock(4)                   56,076             0.9%
                                                       Options                          500,000             7.1%
                                                                                 --------------
                                                       Total                            556,076             7.9%

   Named Executive Officers and Directors:

       Steven P. Strasser                              Common stock                           0             0.0%
                                                       Options                          200,000             3.0%
                                                                                 --------------
                                                       Total                            200,000             3.0%

       Mickey Hale                                     Common stock                      12,500             0.2%
                                                       Options                           75,000             1.1%
                                                                                 --------------
                                                       Total                             87,500             1.3%

       Andrew C. Bebbington                            Common stock                           0             0.0%
                                                       Options                          200,000             3.0%
                                                                                 --------------
                                                       Total                            200,000             3.0%

       Simon J. Constantine                            Common stock(5)                    7,600             0.1%
                                                       Options                           75,000             1.1%
                                                                                 --------------
                                                       Total                             82,600             1.2%

   All Executive Officers and                          Common stock                      20,100             0.3%
     Directors as a Group (four persons)               Options                          550,000             7.7%
                                                                                 --------------
                                                       Total                            570,100             8.0%

-------------------------

(1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power. Unless otherwise indicated in these footnotes, the mailing address of each beneficial owner listed is 136 East South Temple, Suite 2325, Salt Lake City, Utah 84111.

(2) The percentages shown are based on 6,562,546 shares of common stock of the Company issued and outstanding as of January 29, 2002. The percentages shown for options assume the exercise of all options held solely by that individual and a corresponding increase in the issued and outstanding common stock. The percentage shown for total holdings assumes the exercise of all options held by the individual and a corresponding increase in the issued and outstanding common stock. All outstanding options of the Company are currently exercisable.

(3) Mr. Landa resigned as chief executive officer and from the board of directors on January 16, 2001. The mailing address for Mr. Landa is 50 West Broadway, Suite 501, Salt Lake City, Utah 84101.

(4) These shares are held by the spouse and children of Mr. Landa and a limited liability company in which Mr. Landa is a minority owner. Mr. Landa disclaims direct beneficial ownership and control of these shares.

(5) These shares are beneficially owned by Mr. Constantine's spouse. Mr. Constantine disclaims beneficial ownership and control of these shares.

-----------------------------------------------------------------------------
              ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------------------------

         In anticipation of the proposed merger with Net2Wireless, which required that the Company's liabilities not exceed $50,000, the Company entered into an indemnification agreement with Howard S. Landa. Under that agreement, Mr. Landa agreed to indemnify the Company for any costs arising out of an action entitled, EDGAR LEE, ET AL. V. SENSAR CORPORATION, filed in the Fourth Judicial District Court in Utah County, Utah, Civil No. 990403473, subsequent to March 1, 2000, including costs of defense and the payment of any settlement or judgment. Under the terms of the indemnification agreement, the Company transferred to Mr. Landa the assets held by the Company's subsidiary, Eagle Lake Ventures, Inc., including the right to use that name, plus certain office furniture and equipment. These assets had a book value of $356,150 at the date of transfer, and included two minority investments in unrelated companies, with a total combined cost to the Company of $325,000. In addition, Mr. Landa agreed to assume the lease for the office space located at 50 West Broadway, Suite 501, Salt Lake City, Utah. Finally, Mr. Landa agreed to make any space that the Company would like to have at the Salt Lake City office available prior to the planned merger at no charge and thereafter, for a period of one year subsequent to the closing of the planned merger with Net2Wireless, at a cost of $1.00 per month. This agreement was approved by the board of directors of the Company but was not negotiated at arms-length. Because of the contingent nature of the litigation and the inability of the parties to predict the outcome at that time, it is uncertain what the cost would have been to the Company to obtain similar benefits from an unrelated third-party.

         In May 2001, the case was tried and the court issued its ruling in favor of the former employees on certain of the claims. In September 2001, the parties to the lawsuit settled their dispute in order to avoid further litigation. Mr. Landa has paid the amount of the settlement in full, plus attorney and other costs, under this indemnification agreement with the Company with respect to this litigation and the matter has been closed.

                                     PART IV

-----------------------------------------------------------------------------
          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                         REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

FINANCIAL STATEMENTS AND SCHEDULES

         The financial statements, including the index to the financial statements, are included immediately following the signatures to this report.

EXHIBITS


                     SEC
Exhibit           Reference
   No.               No.            Title of Document                                   Location
-------           ---------         -----------------                                   --------
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

   4                (3)             Designation of Rights, Privileges, and              Exhibit to report on
                                    Preferences of 1998 Series A Preferred Stock        Form 8-K dated
                                                                                        February 13, 1998*

   5                (3)             Bylaws                                              Registration Statement
                                                                                        filed on Form S-4,
                                                                                        Exhibit 3.5, SEC File
                                                                                        No. 333-34298*

   6                (10)            Asset Purchase Agreement by and among               Exhibit "A" to Proxy
                                    PCB Group, Inc., Beehive Acquisition Corp.,         Statement dated
                                    Larson-Davis Incorporated, and Larson-Davis         February 16, 1999*
                                    Laboratories, dated November 30, 1998,              and Exhibit to report
                                    as amended February 16, 1999, and                   on Form 10-K for the
                                    March 31, 1999                                      year ended December 31, 1998*

   7                (10)            Release Agreement between Sensar                    Exhibit to report on
                                    Corporation and Net2Wireless                        Form 8-K dated
                                    Corporation dated December 4, 2000                  December 4, 2000*





                     SEC
Exhibit           Reference
   No.               No.            Title of Document                                   Location
-------           ---------         -----------------                                   --------
   8                (10)            Employment Agreement between                        Exhibit to report
                                    Sensar Corporation and                              on Form 10-K for
                                    Steven P. Strasser                                  the year ended
                                                                                        December 31, 2000*

   9                (10)            Employment Agreement between                        Exhibit to report
                                    Sensar Corporation and                              on Form 10-K for
                                    Andrew C. Bebbington                                the year ended
                                                                                        December 31, 2000*

   10               (21)            Subsidiaries of Larson-Davis Incorporated           Exhibit to report on
                                                                                        Form 10-KSB for the
                                                                                        year ended
                                                                                        June 30, 1996*

   11               (23)            Consent of Grant Thornton LLP                       This Filing

----------------------
*Incorporated by reference

REPORTS ON FORM 8-K

         During the last quarter of the fiscal year ended December 31, 2001, the Company filed two reports on Form 8-K, dated November 9, 2001 and December 14, 2001, respectively.

------------------------------------------------------------------------------
                                   SIGNATURES
------------------------------------------------------------------------------

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          SENSAR CORPORATION


Dated:  January 31, 2002                  By   /s/ Steven P. Strasser
                                             ------------------------------
                                               Steven P. Strasser, Chief
                                               Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: January 31, 2002                   By   /s/ Steven P. Strasser
                                             ------------------------------
                                               Steven P. Strasser, Chief
                                               Executive Officer and Director
                                               (Principal Executive Officer)


Dated: January 31, 2002                   By   /s/ Andrew C. Bebbington
                                             ------------------------------
                                               Andrew C. Bebbington, Chief
                                               Operating Officer and Director
                                               (Principal Financial and
                                                Accounting Officer)


Dated: January 31, 2002                   By   /s/ Mickey Hale
                                             ------------------------------
                                               Mickey Hale, Director


Dated: January 31, 2002                   By   /s/ Simon J. Constantine
                                             ------------------------------
                                               Simon J. Constantine, Director

                       SENSAR CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
Consolidated Financial Statements:

    Report of Independent Certified Public Accountants                                                      F-2

    Consolidated Balance Sheets as of December 31, 2001 and 2000                                            F-3

    Consolidated Statements of Operations for the Years Ended
        December 31, 2001, 2000 and 1999                                                                    F-4

    Consolidated Statements of Stockholders' Equity (Deficit)
        for the Years Ended December 31, 2001, 2000 and 1999                                                F-5

    Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2001, 2000 and 1999                                                                    F-6

    Notes to Consolidated Financial Statements                                                              F-8

Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or the Notes thereto.

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Sensar Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sensar Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensar Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ Grant Thornton LLP


Salt Lake City, Utah
January 29, 2002

                       Sensar Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                 ---------------------------------
                                                                      2001               2000
                                                                 ---------------     -------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $  1,996,354        $  3,248,505
    Other current assets                                               35,757              67,470
                                                                 ---------------     -------------
           Total current assets                                     2,032,111           3,315,975
OFFICE EQUIPMENT AND FURNISHINGS,
    net of accumulated depreciation                                     6,650                   -
INVESTMENTS (Note B)                                                  200,000           2,033,534
                                                                 ---------------     -------------
                                                                 $  2,238,761        $  5,349,509
                                                                 ===============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                             $     40,089        $     51,105
    Accrued liabilities                                                22,875              13,000
                                                                 ---------------     -------------
           Total current liabilities                                   62,964              64,105
LONG-TERM LIABILITIES AND DEFERRED GAIN
    Deferred gain (Note L)                                                  -             200,000
                                                                 ---------------     -------------
           Total liabilities and deferred gain                         62,964             264,105
COMMITMENTS AND CONTINGENT LIABILITY (Note I)                               -                   -
                                                                 ---------------     -------------
STOCKHOLDERS' EQUITY (Notes E, F and H)
    Preferred stock, $.001 par value; authorized
      10,000,000 shares; issued and outstanding
      zero shares                                                           -                   -
    Common stock, $.001 par value; authorized
      290,000,000 shares; issued and outstanding
      6,562,546 shares                                                  6,563               6,563
    Additional paid-in capital                                     35,798,891          35,798,891
    Accumulated deficit                                           (33,629,657)        (30,720,050)
                                                                 ---------------     -------------
           Total stockholders' equity                               2,175,797           5,085,404
                                                                 ---------------     -------------
                                                                 $  2,238,761        $  5,349,509
                                                                 ===============     =============

   The accompanying notes are an integral part of these financial statements.

                       Sensar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year ended December 31,
                                                          -----------------------------------------------------
                                                              2001               2000                1999
                                                          --------------      -------------       -------------
Revenues

    Interest income                                       $     90,377        $    359,405        $    147,944
    Other revenue                                                8,250                   -                   -
                                                          --------------      -------------       -------------
                                                                98,627             359,405             147,944
                                                          --------------      -------------       -------------
Costs and expenses

    General and administrative                                 624,700           1,458,810             893,416
    Compensation expense for stock options (Note H)                  -            (181,492)          5,885,833
    Deferred compensation expense (Note C)                           -          (5,342,040)          5,342,040
    Unusual charges (credits), net (Notes B and K)           2,583,534             356,150             (31,663)
    Interest expense                                                 -                   -              31,811
    Other                                                            -                   -              21,665
                                                          --------------      -------------       -------------
                                                             3,208,234          (3,708,572)         12,143,102
                                                          --------------      -------------       -------------
           Income (loss) from continuing operations
              before income taxes                           (3,109,607)          4,067,977         (11,995,158)
Income taxes (Note D)                                                -                   -                   -
                                                          --------------      -------------       -------------
           Income (loss) from continuing operations         (3,109,607)          4,067,977         (11,995,158)
Gain on sale of discontinued operations (Note L)               200,000             224,075           3,268,250
Income from discontinued operations (Note L)                         -                   -              22,528
                                                          --------------      -------------       -------------
           Net income (loss)                              $ (2,909,607)       $  4,292,052        $ (8,704,380)
                                                          ==============      =============       =============
Income (loss) per common share (Note G)
    Continuing operations
       Basic and diluted                                  $      (0.47)       $       0.62        $      (2.11)
    Discontinued operations
       Basic and diluted                                  $       0.03        $       0.04        $       0.58
    Net income (loss)
       Basic and diluted                                  $      (0.44)       $       0.66        $      (1.53)

Weighted average common and
   common equivalent shares outstanding
    Basic and diluted                                        6,562,546           6,536,352           5,693,514


   The accompanying notes are an integral part of these financial statements.

                       Sensar Corporation and Subsidiaries

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 2001, 2000 and 1999


                                                                                                         Notes
                                                                                                       receivable
                                   Preferred stock      Common stock     Additional                      from
                                  -----------------  -----------------    paid-in       Accumulated     exercise
                                  Shares     Amount  Shares     Amount    capital          deficit     of options       Total
                                  ---------  ------  ---------  ------  -------------   ------------   ----------   ------------
Balances at January 1, 1999        3,039.95  $   3   5,228,366  $ 5,228 $  30,701,333   $(26,282,308)  $ (374,684)  $  4,049,572

Shares issued upon exercise
   of options (Note H)                    -      -     105,880      106          (106)             -            -              -

Shares issued upon exercise
   of warrants (Note H)                   -      -     411,764      412       231,967              -            -        232,379

Conversion of preferred
   stock (Note E)                   (101.20)     -     128,032      128          (128)             -            -              -

Collection of and allowance on
   notes receivable from
   exercise of options (Note H)           -      -           -        -             -              -      265,371        265,371

Shares issued in private
   placement (Note F)                     -      -     500,000      500       986,105              -            -        986,605


Redemption of preferred
   stock (Note E)                 (2,938.75)    (3)          -        -    (2,938,747)             -            -     (2,938,750)

Conversion of debenture
   (Note F)                               -      -      17,778       18        39,982              -            -         40,000

Settlement of litigation
   (Note H)                               -      -     (65,782)     (66)      (86,312)             -      109,313         22,935

Capital contribution for
   compensation from stock
   option grants (Note H)                 -      -           -        -     5,885,833              -            -      5,885,833

Capital contribution for
   beneficial conversion feature          -      -           -        -        30,890              -            -         30,890

Preferred dividends                       -      -           -        -             -        (25,414)           -        (25,414)

Net loss for the year                     -      -           -        -             -     (8,704,380)           -     (8,704,380)
                                  ---------  ------  ---------  ------  -------------    ------------   ----------   ------------
Balances at December 31, 1999             -      -   6,326,038    6,326    34,850,817    (35,012,102)           -       (154,959)

Shares issued upon exercise of
   options (Note H)                       -      -     220,911      221     1,150,690              -            -      1,150,911

Shares issued upon exercise of
   warrants (Note H)                      -      -       2,800        3         3,497              -            -          3,500

Shares issued for compensation
   (Note F)                               -      -      14,000       14        10,923              -            -         10,937

Capital contribution for
   compensation from stock
   option grants (Note H)                 -      -           -        -      (181,492)             -            -       (181,492)

Shares cancelled to satisfy note
   receivable                             -      -      (1,203)      (1)      (35,544)             -            -        (35,545)

Net income for the year                   -      -           -        -             -      4,292,052            -      4,292,052
                                  ---------  ------  ---------  ------  -------------    ------------   ----------   ------------
Balances at December 31, 2000             -      -   6,562,546    6,563    35,798,891    (30,720,050)           -      5,085,404

Net loss for the year                     -      -           -        -             -     (2,909,607)           -     (2,909,607)
                                  ---------  ------  ---------  ------  -------------    ------------   ----------   ------------
Balance at December 31, 2001              -  $   -   6,562,546  $ 6,563 $  35,798,891   $(33,629,657)   $       -   $  2,175,797
                                  =========  ======  =========  ======  =============    ============   ==========   ============


  The accompanying notes are an integral part of these financial statements.

                        Sensar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year ended December 31,
                                                                                  ------------------------------------------------
                                                                                        2001             2000            1999
                                                                                  --------------    -------------     ------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Income (loss) from continuing operations                                      $ (3,109,607)     $  4,067,977      $(11,995,158)
    Adjustments to reconcile income (loss) from continuing
      operations to net cash used in continuing operations
       Depreciation                                                                      1,940             2,955             6,385
       Write-down of investments                                                     2,583,534                 -                 -
       Compensation expense for stock options (Note H)                                       -          (181,492)        5,885,833
       Deferred compensation expense (Note C)                                                -        (5,342,040)        5,342,040
       Stock issued in payment of compensation                                               -            10,937                 -
       Indemnity costs                                                                       -           356,150                 -
       Interest expense from beneficial conversion feature                                   -                 -            30,890
       Recovery of impairment losses                                                         -                 -          (157,239)
       Changes in assets and liabilities
           Other current assets                                                         31,713           (75,406)          (24,989)
           Accounts payable                                                            (11,016)           19,667           (94,304)
           Accrued liabilities                                                           9,875          (137,320)          112,138
                                                                                  --------------    -------------     ------------
                  Net cash used in continuing operations                              (493,561)       (1,278,572)         (894,404)

                  Net cash used in discontinued operations                                   -                 -          (195,411)
                                                                                  --------------    -------------     ------------
                  Net cash used in operating activities                               (493,561)       (1,278,572)       (1,089,815)
                                                                                  --------------    -------------     ------------
  Cash flows from investing activities
    Purchase of office equipment and furnishings                                        (8,590)          (11,681)          (23,645)
    Proceeds from sale of office equipment and furnishings                                   -             5,568                 -
    Collection of notes receivable                                                           -         1,419,589           365,411
    Issuance of notes receivable                                                             -          (500,000)          (35,000)
    Increase in investments                                                           (750,000)       (1,500,000)         (325,000)
                                                                                  --------------    -------------     ------------
                  Net cash used in investing activities of
                    continuing operations                                             (758,590)         (586,524)          (18,234)

                  Net cash provided by sale of discontinued
                    operations and other investing activities
                    of discontinued operations                                               -           224,075         5,566,491
                                                                                  --------------    -------------     ------------
                  Net cash provided by (used in) investing activities                 (758,590)         (362,449)        5,548,257
                                                                                  --------------    -------------     ------------

                                   (Continued)







                       Sensar Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                             Year ended December 31,
                                                                                  ------------------------------------------------
                                                                                        2001             2000            1999
                                                                                  --------------    -------------     ------------
  Cash flows from financing activities
    Net proceeds from issuance of common
      stock and exercise of options and warrants                                             -         1,154,411         1,628,984
    Redemption of preferred stock                                                            -                 -        (3,071,437)
    Proceeds from issuance of convertible debenture                                          -                 -            40,000
                                                                                  --------------    -------------     ------------
                  Net cash provided by (used in) financing
                    activities of continuing operations                                      -         1,154,411        (1,402,453)

                  Net cash used in financing activities of
                    discontinued operations                                                  -                 -           (15,833)
                                                                                  --------------    -------------     ------------
                  Net cash provided by (used in)
                    financing activities                                                     -         1,154,411        (1,418,286)
                                                                                  --------------    -------------     ------------
Net increase (decrease) in cash and cash equivalents                                (1,252,151)         (486,610)        3,040,156

Cash and cash equivalents at beginning of year                                       3,248,505         3,735,115           694,959
                                                                                  --------------    -------------     ------------
Cash and cash equivalents at end of year                                           $ 1,996,354       $ 3,248,505       $ 3,735,115
                                                                                  ==============    =============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                                                       $         -       $         -       $    29,839
    Income taxes                                                                             -                 -                 -

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES
  Conversion of note receivable and accrued interest into investment               $         -       $   533,534       $         -
  Note receivable satisfied through cancellation of common stock                             -            35,545                 -
  Conversion of debenture into common stock                                                  -                 -            40,000


   The accompanying notes are an integral part of these financial statements.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

       1.   BUSINESS ACTIVITY AND PRINCIPLES OF CONSOLIDATION

       Sensar Corporation (the Company) was formerly engaged in one industry segment; the design, development, manufacture, and marketing of analytical instruments. The Company has sold or otherwise disposed of all product lines of this business (Note L) and has no current operations. The Company is currently assessing its future operating strategy and potential industry segments. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All subsidiaries are inactive at December 31, 2001. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

                         December 31 2001, 2000 and 1999


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

       7.   BUSINESS AND CREDIT RISK

       The Company's financial instruments that are exposed to concentration of business and credit risk consist primarily of cash equivalents and its investment in Nex2. The Company maintains its cash and cash equivalents principally at one major financial institution. Cash equivalents are invested through a daily repurchase agreement with the financial institution. The agreement provides for the balance of available funds to be invested in an undivided interest in one or more direct obligations of, or obligations that are fully guaranteed as to principal and interest by, the United States Government, or an agency thereof. These securities are not a deposit and are not insured by the Federal Deposit Insurance Corporation.

       As described in Note B, the Company acquired approximately 1.9 percent of Nex2, a privately-held company in January 2001. The carrying value of the Company's investment in Nex2 represents approximately nine percent of the Company's assets at December 31, 2001.

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

                         December 31 2001, 2000 and 1999


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

       10.  STOCK OPTIONS

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). For options granted to employees that do not qualify for fixed plan accounting (i.e., options that have been repriced and options with cashless exercise provisions) under APB 25, the Company recognizes compensation expense equal to the change in the stock price above the exercise price. For options granted for services from nonemployees, the Company follows the provisions of SFAS 123 and records compensation expense equal to the fair value of options granted.

       11.  RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which supercedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets", establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and indefinite lived intangible assets and instead sets forth methods to periodically evaluate goodwill for impairment. The implementation of these new pronouncements had no impact on the financial statements of the Company, although these new standards could have an impact on future transactions.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       11. RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This pronouncement resolves significant implementation issues related to SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company does not expect the adoption of SFAS No. 144 to have an adverse impact on the Company's financial position and results of operations.

NOTE B - INVESTMENTS

       In January 2001, the Company acquired 249,700 Investor Units and 300 Voting Units of Nex2, LLC (Nex2) for an aggregate purchase price of $750,000. In accordance with the terms of the agreement pursuant to which the Company made its investment, the Company received an additional 124,850 Investor Units and an additional 150 Voting Units of Nex2 LLC on March 31, 2001. The terms of the agreement provided for the issuance of these additional units to the Company, without payment of additional consideration, if Nex2 LLC did not complete a substantial financing prior to March 31, 2001. Nex2 LLC has now incorporated as Nex2, Inc. and the Company received 375,000 shares of common stock in exchange for its units.

       Nex2 is developing the technology and business to act as a clearing house for personal health information received from pharmaceutical benefits managers, with the consent of individuals, for use by life insurance companies for determining risks in underwriting life insurance policies. As of December 31, 2001, management concluded that the Company's investment in Nex2 had been impaired and that full recovery of amounts invested would be unlikely. Although Nex2 has made considerable progress in commercializing its technology, Nex2 is unable to currently generate sufficient funds to meet its ongoing obligations. Nex2 has therefore entered into negotiations which may lead to the purchase of its assets or of the entity in its entirety. Based on these preliminary discussions and possible indications of value provided to the management of the Company by executives of Nex2, the Company's management has reduced the carrying value of this investment by $550,000 to the potential net realizable value of the proceeds of this possible transaction. In the event that no merger partner materializes, the management of the Company would need to reevaluate the carrying value of the investment on a going-concern basis. At December 31, 2001, the Company's investment in Nex2 represents approximately 3.5 percent of the outstanding common stock of Nex2. The Company's investment in Nex2 is accounted for under the cost method of accounting.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999


NOTE B - INVESTMENTS - CONTINUED

       During 1999, the Company entered into an Agreement with Net2Wireless Corporation, that gave the Company the right to acquire Net2Wireless in exchange for the issuance of 18,295,060 shares of the Company's common stock. Net2Wireless was a privately-held startup company that was developing wireless internet communication, including multimedia applications. As part of the agreement, the Company agreed to provide Net2Wireless with short-term financing of up to $2 million, of which $500,000 was advanced in February 2000. The advance bore interest at 8 percent per annum and was due on or before December 31, 2000.

       A stockholders' meeting was set for December 5, 2000, at which the merger with Net2Wireless was to be voted upon. On December 4, 2000, when it had become clear that the Company would not obtain the required vote from its stockholders to approve the proposed merger with Net2Wireless (and in light of certain other developments with Nasdaq related to the uncertainty of continued listing of the Company by Nasdaq in the event of completion of the merger), the Company entered into a Release Agreement with Net2Wireless to terminate the prior Agreement to merge with Net2Wireless. In connection with the Release Agreement, Net2Wireless agreed to issue the Company 3,000,000 shares of its common stock and a warrant to acquire an additional 1,000,000 shares of common stock in exchange for the payment of $1.5 million and the forgiveness of the advance in February 2000 of $500,000, plus accrued interest of $33,534. The warrant was exercisable at any time prior to December 31, 2003 at an exercise price of $10 per share. The Company's investment in Net2Wireless represented approximately 14.1 percent of the outstanding stock of Net2Wireless and was accounted for under the cost method of accounting. In 2001, Net2Wireless changed its name to Jigami Corporation.

       As of March 31, 2001, management concluded that the Company's investment in Jigami Corporation had been impaired and that recovery of amounts invested would be unlikely. Although Jigami's technology continued to have potential, Jigami continued to suffer significant losses and had not yet generated revenues from product sales. Further, Jigami had been unable to obtain the additional financing necessary to continue aggressive development and marketing of its technology. Therefore, the Company's management did not believe that Jigami had adequate cash resources or managerial expertise to be sufficiently successful to provide a return of the investment by the Company and the other common shareholders after the rights of Jigami's creditors and preferred shareholders had been satisfied. Accordingly, the Company wrote down its investment in Jigami from $2,033,534 to zero. Management of the Company has been informed that the management of Jigami has sought protection from the courts in Israel under Israeli commercial law. It is now unlikely that any realization from this investment will be possible.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE B - INVESTMENTS - CONTINUED

       In 1999, the Company invested $150,000 in PayStation.com, Inc. (PayStation) in the form of $75,000 for a convertible promissory note and $75,000 for 15,000 shares of convertible preferred stock, representing
       2.5 percent of the offering. PayStation repaid the promissory note, leaving a balance of $75,000 as the Company's investment. PayStation was an internet-based company that had the capability to deliver internet-based financial services to consumers who preferred to pay bills through the internet. The Company's investment in PayStation was accounted for under the cost method of accounting. The Company also participated in the second round funding of Durect Corporation (Durect), a pioneer in drug therapy treatments, employing subcutaneous delivery technology and paid $250,000 for preferred stock convertible into approximately one percent of Durect. The Company's investment in Durect was accounted for under the cost method of accounting. As described in Note K, the Company's investments in PayStation and Durect were transferred to the then chief executive officer in 2000 as part of the consideration for his agreement to indemnify the Company against certain litigation.

NOTE C - DEFERRED COMPENSATION PLAN

       On June 24, 1999, the board adopted a deferred compensation plan to provide long-term incentive compensation to the members of the board and certain other consultants or members of management. The plan established an unfunded deferred compensation pool, based on specified percentages of the Company's net income and increases in its market capitalization. No earnings compensation would be paid into the pool until the cumulative net income from the operations under the new board had exceeded $2,000,000 and no amounts would be paid for increases in market capitalization unless the increase in market capitalization exceeded 150 percent of any increase in the Russell 2000 Index (with appropriate adjustments for additional capital infusions or acquisitions). The then chief executive officer received an initial 30 percent ownership in the pool and an additional 11 percent was granted to others. As discussed in Note H to the financial statements, the deferred compensation plan was terminated and the participants in the plan abandoned their interest in the plan with the shareholder approval on December 5, 2000 of options previously granted to the participants.

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

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE D - INCOME TAXES

       The income tax expense (benefit) reconciled to the tax computed at the statutory federal rate of 34 percent is as follows:


                                                                           Year ended December 31,
                                                                 ---------------------------------------------
                                                                      2001            2000            1999
                                                                 ------------     ------------     -----------
           Income taxes (benefit) at statutory rate              $  (989,266)     $ 1,459,298      $(2,959,489)
           State income taxes (benefit)
              net of federal tax effect                              (96,017)         175,407         (287,245)
           Stock option compensation                                       -          346,293                -
           Settlement with former directors                                -                -           33,723
           Expiration and other adjustments of net operating
              loss carryforwards                                     503,142                -                -
           Valuation allowance changes affecting the
              provision for income taxes                             581,003       (1,982,634)       3,199,056
           Other, net                                                  1,138            1,636           13,955
                                                                 ------------     ------------     -----------
           Income tax expense                                    $         -      $         -      $         -
                                                                 ============     ============     ===========

       Deferred income tax assets and liabilities are as follows:


                                                                                          December 31,
                                                                                -----------------------------------
                                                                                      2001              2000
                                                                                -----------------   ---------------
        Deferred tax assets

            Benefit of net operating loss carryforwards                         $     10,462,449    $   10,718,367
            Impairment reserves on investments                                           963,658                 -
            Capitalized software development costs and
              amortization of intangible assets                                          162,378           209,880
            Deferred gain                                                                      -            74,600
            Accrued liabilities                                                                -             4,849
            Depreciation of equipment and furnishings                                        214                 -
            Other, net                                                                     4,364             4,364
                                                                                -----------------   ---------------
                                                                                      11,593,063        11,012,060
        Less valuation allowance                                                     (11,593,063)      (11,012,060)
                                                                                -----------------   ---------------
        Deferred tax liabilities                                                               -                 -
                                                                                -----------------   ---------------
        Net deferred tax assets                                                 $              -     $           -
                                                                                =================   ===============

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE D - INCOME TAXES - CONTINUED

       Historically, the Company has sustained net operating losses. As of December 31, 2001, the Company had net operating loss carryforwards for tax reporting purposes of approximately $28 million expiring in various years through 2021. Utilization of approximately $3.1 million of the total net operating loss is dependent on the future profitable operation of Sensar Instruments, Inc. under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership. Only a portion of the net operating loss carryforward is attributable to operating activities. The remainder is attributable to tax deductions related to the exercise of stock options. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax assets to zero.

       The valuation allowance for deferred tax assets increased by $581,003 during the year ended December 31, 2001. The valuation allowance for deferred tax assets decreased by $1,860,850 during the year ended December 31, 2000. The decrease was principally due to the reversal of temporary differences related to compensation previously recorded for stock options and under the deferred compensation plan and the utilization of operating loss carryforwards relating to book taxable income, net of an increase in net operating loss carryforwards related to the exercise of stock options which will result in future tax deductions. The increase in the deferred tax assets relating to the exercise of stock options is approximately $1,655,500 in 2000 and $231,000 in 1999 (none in 2001), and will be credited to paid in capital when realized.

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

       The Preferred Stock was convertible at the election of the holders into that number of shares of common stock calculated by dividing $1,000 plus any accrued but unpaid dividends, by the lower of (1) $9.00 or (2) 85 percent of the average closing price of the common stock for the ten trading days preceding the conversion. During the year ended December 31, 1999, holders of 101.20 shares of Preferred Stock converted their shares into 128,032 shares of common stock.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE E - PREFERRED STOCK - CONTINUED

       1998 SERIES A PREFERRED STOCK - CONTINUED

       In an attempt to eliminate the potential market disruption of a significant conversion of the Preferred Stock into common stock, the Company used part of the proceeds from the sale of the assets of the acoustic division (Note L), to reacquire and cancel 100 percent of the remaining outstanding shares of Preferred Stock for approximately $3.07 million, including accrued but unpaid dividends. The Company agreed to reprice one-half of the associated warrants at $1.25 per share and to cancel the other half of the warrants.

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

       During the year ended December 31, 2000, the Company issued 14,000 shares of common stock valued at $0.78 per share for services rendered.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE G - INCOME (LOSS) PER COMMON SHARE

       The following data show the amounts used in computing income (loss) per common share from continuing operations. The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential.


                                                                            Year ended December 31,
                                                               ---------------------------------------------------
                                                                      2001              2000            1999
                                                               -----------------   --------------  ---------------
         Income (loss) from continuing operations              $     (3,109,607)   $   4,067,977   $  (11,995,158)
         Dividends on preferred stock                                         -                -          (25,414)
                                                               -----------------   --------------  ---------------
         Income (loss) from continuing operations applicable
            to common stock                                   $      (3,109,607)   $   4,067,977   $  (12,020,572)
                                                               =================   ==============  ===============


                                                                            Year ended December 31,
                                                               ---------------------------------------------------
                                                                      2001              2000            1999
                                                               -----------------   --------------  ---------------
         Common shares outstanding during the entire year
                                                                     6,562,546       6,326,038          5,228,366
         Weighted average common shares issued during the
            year                                                             -         210,314            465,148
                                                               -----------------   --------------  ---------------
         Weighted average number of common shares used in
            basic EPS                                                6,562,546       6,536,352          5,693,514
         Dilutive effect of stock options
            and warrants                                                     -               -                  -
                                                               -----------------   --------------  ---------------
         Weighted average number of common shares and
            dilutive potential common stock used in diluted
            EPS                                                      6,562,546       6,536,352          5,693,514
                                                               =================   ==============  ===============


       None of the options and warrants that were outstanding, as described in Note H, were included in the computation of diluted EPS because the market price of the underlying stock was less than the exercise price at December 31, 2000 and because the years ended December 31, 2001 and 1999 were loss years and to do so would have been anti-dilutive.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999


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

       A summary of the status of the options granted under the Company's stock option plans and employment agreements at December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the table below:


                                                                   Year ended December 31,
                                            -----------------------------------------------------------------------
                                                      2001                  2000                     1999
                                            ----------------------  ----------------------   ----------------------
                                                        Weighted-                Weighted-                Weighted-
                                                         average                  average                  average
                                                        exercise                 exercise                 exercise
                                            Shares        price      Shares        price      Shares        price
                                            ---------   -----------  ---------   -----------  ---------   ---------
         Outstanding at beginning
          of year                           2,495,256        $2.25     524,932        $5.17     924,990       $10.53
         Granted                              950,000         1.11   2,200,000         2.00     560,000         2.05
         Exercised                                  -            -    (220,913)        6.71    (105,880)        1.61
         Forfeited                           (72,200)         4.43     (8,763)         3.43    (830,178)        9.44
         Canceled                         (2,113,056)         2.00          -             -     (24,000)        7.34
                                          ------------               ---------                ----------
         Outstanding at end
          of year                           1,260,000        $1.57   2,495,256        $2.25     524,932        $5.17
                                          ============               =========                ==========
         Exercisable at
          end of year                       1,260,000        $1.57   2,495,256        $2.25     515,144        $5.03
                                          ============               =========                ==========

       The weighted-average fair value of each option grant is $0.98, $1.34 and $0.89 for the years ended December 31, 2001, 2000 and 1999, respectively, and is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2001, 2000 and 1999, respectively: risk-free interest rates of 4.7 percent, 5.7 percent, and
       5.1 percent; expected dividend yields of zero for all periods; expected lives of 2.5, 1.0, and 2.5 years; and expected volatility of 218 percent, 190 percent, and 114 percent, respectively.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999


NOTE H - STOCK OPTIONS AND WARRANTS - CONTINUED

       1.   STOCK-BASED COMPENSATION PLANS - CONTINUED

       A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 2001 is presented below:


                                                               Weighted-
                                                                average
                                                               remaining  Weighted-average                 Weighted-average
                                                Number        contractual    exercise           Number         exercise
             Range of exercise prices         outstanding    life (years)      price         exercisable        price
             ------------------------         -----------    ------------   ------------     ------------  -----------------
              $ 0.46 - $ 1.00                    550,000             2.37        $0.46           550,000       $0.46
              $ 1.01 - $ 2.00                    495,000             0.65         1.80           495,000        1.80
              $ 2.01 - $ 3.00                    195,000             0.31         2.50           195,000        2.50
              $ 3.01 - $ 17.50                    20,000             0.35        17.50            20,000       17.50
                                              -----------                                    ------------
              $ 0.46 - $ 17.50                 1,260,000             1.44        $1.57         1,260,000       $1.57
                                              ===========                                    ============

-------------------------------------------------------------------------------

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

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999


NOTE H - STOCK OPTIONS AND WARRANTS - CONTINUED

       1.   STOCK-BASED COMPENSATION PLANS - CONTINUED

       A new chief executive officer was appointed in April 1999. In conjunction with his appointment, the chief executive officer was granted an option to acquire 200,000 shares of common stock, half of which were exercisable at $1.50 per share and half at $2.50 per share. During April and May of 1999, three new non-executive directors were appointed to the board. On appointment, each received an option to acquire 200,000 shares of common stock, half of which were exercisable at $1.50 per share and half at $2.50 per share. Under Nasdaq corporate governance rules, these options were subject to shareholder approval, which approval was sought and obtained on December 5, 2000. For accounting purposes, these options to acquire 600,000 shares of common stock were deemed to have been granted in the year ended December 31, 2000. Additionally in 1999, options to acquire an aggregate of 360,000 shares of common stock were granted principally to nonemployees, at prices ranging from $1.50 to $2.50 per share. All of these options were immediately exercisable, generally expired three years after grant, and initially had cashless exercise provisions.

       Generally accepted accounting principles require that compensation be recorded each period for stock options with cashless exercise provisions granted to management and for stock options held by management that have been repriced. Compensation recorded is equal to the change in the stock price above the exercise price. If the price of the stock declines during the period, a credit is recorded against previously recorded compensation expense, but not in excess of the cumulative compensation recorded. During the year ended December 31, 1999, the Company recognized $5,618,740 as a noncash compensation charge as a consequence of the cashless exercise provisions of the options granted to management to acquire an aggregate of 240,000 shares. Additionally, the Company recorded non-cash compensation expense during the year ended December 31, 1999, of $267,093 for stock options granted to nonemployees to acquire an aggregate of 270,000 shares of common stock. The compensation expense was based on the fair value of options granted using the assumptions discussed earlier in this Note.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999


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

       In January 2001, the Company entered into a Transition Agreement with the then chief executive officer and all of the current board of directors. Under the agreement, the then chief executive officer and a board member resigned their positions with the Company and waived options to acquire an aggregate of 560,000 shares of common stock at an average exercise price of $2.00 per share. Additionally, another board member and the Company's chief consultant also waived options to acquire an aggregate of 210,000 shares of common stock at an average exercise price of $2.00 per share. A new chief executive officer of the Company was appointed and received options to acquire 250,000 shares of common stock at $2.00 per share. Later in January 2001, the Company appointed a new director and awarded him options to acquire 150,000 shares of common stock at $2.00 per share. In May 2001, the stock options held by these current officers and members of the board of directors of the Company were restructured. Prior to the changes, these four individuals held options to acquire an aggregate of 1,343,056 shares of common stock at prices ranging from $1.50 to $2.50 per share and expiring in 2002. The options held by these individuals were modified by reducing the number of shares subject to the options to 550,000 and by reducing the exercise price of the options to $0.46 per share, the average closing price of the Company's common stock for the five trading days prior to the change. The expiration date of the options was extended to May 2004. Other options to acquire 690,000 shares of common stock held at that time by the former chief executive officer and a former board member were not modified.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999


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

       Under the 1996 Director Plan, the Company reserved 560,000 shares of common stock to be granted to directors of the Company. Options under the 1996 Director Plan vested 25 percent on the grant date and 25 percent for each year of service thereafter and expire five years after their vesting date. At December 31, 2001, there are options to acquire 20,000 shares of common stock outstanding under this plan. The 1996 Director Plan terminated May 9, 1999.

       Under the 1987 Employee Plan, as amended in 1994, the Company could grant options to acquire up to 300,000 shares of common stock, of which no options are outstanding as of December 31, 2001. The 1987 Employee Plan terminated November 9, 1997.

       The 1997 Employee Plan reserved 300,000 shares of common stock for issuance pursuant to stock options or stock awards granted, all of which have been exercised or awarded to employees and others as of December 31, 2001, with no further awards or grants available.

       The board of directors adopted the 2000 Plan on May 6, 2000 and shareholders approved the 2000 Plan on December 5, 2000. Under the 2000 Plan, the Company may have granted options to acquire up to 6,000,000 shares of common stock to employees, officers, directors, consultants and others who performed services for the Company. No options were granted under the 2000 Plan. The 2000 Plan was terminated by the board of directors in June 2001.

       The Company accounts for options granted to management and to the members of the board of directors under APB 25 and its related interpretations and the opinions of the Emerging Issues Task Force. Had compensation cost for these plans been determined based on the fair value of the options at the grant dates for awards under these plans consistent with the method prescribed by SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                                     Year ended December 31,
                                                           -------------------------------------------
                                                               2001            2000             1999
                                                           -----------      ----------     -----------
          Net income (loss)              As reported       $(2,909,607)     $4,292,052     $(8,704,380)
                                         Pro forma          (3,845,253)       (201,005)     (3,492,019)
          Net income (loss) per
             common share                As reported       $     (0.44)     $     0.66     $     (1.53)
                                         Pro forma               (0.59)          (0.03)          (0.62)

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE H - STOCK OPTIONS AND WARRANTS - CONTINUED

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

       A summary of the status of common stock underlying the warrants issued and changes during the years is presented in the table below:

                                                     Year ended December 31,
                               ---------------------------------------------------------------------
                                      2001                     2000                     1999
                               --------------------     --------------------    --------------------
                                          Weighted-                Weighted-               Weighted-
                                           average                  average                 average
                                           exercise                 exercise               exercise
                               Shares       price       Shares       price      Shares       price
                               ------     ---------     ------    ----------    --------   ---------
         Outstanding at
            beginning of year       -       $ -          2,800        $ 1.25     654,680     $ 17.33
           Granted                  -         -              -             -     537,130        1.84
           Exercised                -         -         (2,800)         1.25    (534,330)       1.84
           Expired                  -         -              -             -           -           -
           Canceled                 -         -              -             -    (654,680)      17.33
                               ------                   ------                  --------

           Outstanding at
            end of year             -       $ -              -        $    -       2,800      $ 1.25
                               =======                  ======                  ========

NOTE I - COMMITMENTS AND CONTINGENT LIABILITY

     EMPLOYMENT AGREEMENTS

       After the resignation of the then current chief executive officer in January 2001, the Company entered into employment agreements with a new chief executive officer and with a chief operating officer. These employment agreements with the Company provide for annual compensation of $96,000 and $144,000, respectively. The employment agreements automatically renew such that there is always an unexpired term of one year. The agreements can be terminated at any time for cause, or without cause, in which case the Company remains obligated for compensation during the remaining one year term.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE I - COMMITMENTS AND CONTINGENT LIABILITY - CONTINUED

     CONTINGENT LIABILITY

       In September 1999, certain former employees of the Company filed a lawsuit against the Company seeking damages for non-payment of a bonus arrangement, plus penalties and attorneys fees. The Company denied that the conditions of the bonus were met and filed motions to dismiss certain claims, including fraud and misrepresentation. All claims were dismissed, except the contract claims. In May 2001, the case was tried and the court issued its ruling in favor of the former employees on certain of the remaining claims. In September, 2001, the parties to the lawsuit settled their dispute in order to avoid further litigation and the court has entered its order of dismissal with prejudice. The Company's former chief executive officer has paid the amount of the settlement in full, plus attorney and other costs, under his indemnification agreement with the Company with respect to this litigation and the matter has been closed.

NOTE J - 401(K) PROFIT SHARING PLAN

       In October 2001, the Company adopted a 401(K) profit sharing plan under which eligible employees may choose to contribute up to 15 percent of their wages on a pre-tax basis, subject to IRS limitations. Employees who are at least 21 years of age and have completed six months of qualified service with the Company are eligible to enroll in the plan. The Company matches 75 percent of the employees' contributions to the plan. The Company's contributions vest immediately. The Company's expense for the year ended December 31, 2001 for matching contributions was $15,750. The Company may, at its sole discretion, make additional contributions to the plan. The Company will make an additional contribution to the plan for the year ended December 31, 2001 in the amount of $15,000 in lieu of compensation in the same amount to the Company's two employees, resulting in no additional expense to the Company.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE K - UNUSUAL CHARGES

       The Company has incurred the following unusual charges (credits) during the years covered by the financial statements:

                                                                             Year ended December 31,
                                                                 ----------------------------------------------
                                                                      2001           2000             1999
                                                                 --------------   ------------   --------------
         Write-down of investments (Note B)                      $    2,583,534   $          -   $            -
         Indemnification expense                                              -        356,150                -
         Termination benefits paid to former executive officer
                                                                              -              -          125,000
         Recovery of receivable from former executive officer
                                                                              -              -          (12,035)
         Recovery of notes receivable and accrued interest
            from former executive management for exercise of
            stock options                                                     -              -         (144,628)
                                                                 --------------   ------------   --------------
                                                                 $    2,583,534   $    356,150   $      (31,663)
                                                                 ==============   ============   ==============

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

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE L - DISCONTINUED OPERATIONS

       Historically, the Company developed and marketed various products in one industry segment, analytical instrumentation. These historical product lines existing at January 1, 1999 were sold or otherwise disposed of as follows:

       1. At March 31, 1999, the Company sold the assets and operations associated with its acoustics division to PCB Group, Inc. (PCB), except for certain real estate, which was sold to PCB in July 1999. The Company received gross cash proceeds of approximately $5.3 million, a note for $500,000, and the assumption or payoff of approximately $1.7 million of liabilities. The note bore interest at 7.28 percent, was payable $22,450 per month, and the balance was paid in 2000. In conjunction with this sale, the Company deferred $200,000 of gain under a non-compete arrangement. In February 2001, the Company initiated a strategy of making minority investments in private companies and adopted an investment policy. The Company's investment policy provides that the Company will not invest in acoustic companies in violation of the non-competition agreement. Consequently, because the Company's investment policy independently limits the practical ability of the Company to compete in the acoustics industry, the Company has recognized the deferred gain during 2001 as additional gain on the sale of discontinued operations.

       2. The Jaguar mass spectrometer assets and operations were sold to LECO Corporation (LECO) in August 1999. The Company received proceeds of approximately $1.8 million, consisting of cash of approximately $800,000 (net of certain expenses, payments, and third quarter losses, but without deductions for losses incurred prior to June 30 or the delivery of two Jaguar units to Brigham Young University at no charge), and a non-interest bearing note with a carrying value of $1,000,000 (interest imputed at 6.92 percent). The note was due and was paid in 2000. The Company recognized a gain of approximately $416,000 on the sale in 1999.

       3. The CrossCheck technology was returned to Brigham Young University and the associated license agreement was terminated during the quarter ended September 30, 1999. The Company recognized a loss of approximately $76,000 from the disposal of the technology in 1999.

       4. In August 1999, the right to receive royalty payments on the ANOMS intellectual property was assigned to Lochard Pty Ltd for installment payments totaling $200,000, plus contingent payments based upon future performance. The Company received the installment payments between August 1999 and March 2000, and accepted $120,000 in March 2000 in satisfaction of the contingent payments. The Company recognized a gain of approximately $189,000 and $120,000 on this transaction in 1999 and 2000, respectively.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE L - DISCONTINUED OPERATIONS - CONTINUED

       The analytical instrumentation operations of the Company have been accounted for as discontinued operations. The results of operations and cash flows associated with these assets and liabilities are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The financial statements for the year ended December 31, 1999 have been restated to reflect the discontinued operations.

       Information related to the discontinued operations of the analytical instrumentation business for the year ended December 31, 1999 is set forth below:

             Net sales                                                              $      1,763,711
             Costs and operating expenses:
                 Cost of sales                                                              (970,730)
                 Research and development                                                   (653,605)
                 Selling, general and administrative                                        (833,608)
                 Unusual credits, net                                                        537,258
                                                                                    ----------------
                        Operating loss                                                      (156,974)

             Other expense, net                                                              (70,470)
             Less loss subsequent to measurement date of
                June 30, 1999 charged against gain on disposition                            249,972
                                                                                    ----------------
                        Income from discontinued operations                         $         22,528
                                                                                    ================

       Unusual credits, net included in discontinued operations for the year ended December 31, 1999 is comprised of the following:

             Termination payments to personnel of discontinued operations and
                other related costs                                                 $       (129,000)
             Provision for costs and estimated losses on the discontinuance of the
                TOF2000 and SFC
                products and closure of machine shop                                         106,330
             Settlement, net of expenses                                                     466,765

             Other                                                                            93,163
                                                                                    ----------------
                                                                                    $        537,258
                                                                                    ================

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE M - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly financial data for the years ended December 31, 2001 and 2000, are as follows:

                                                                                    Fiscal Quarters
                                                             ----------------------------------------------------------
                   Year ended December 31, 2001                   First         Second         Third          Fourth
----------------------------------------------------------   --------------   ----------  -------------  --------------
       Revenues                                               $      35,799   $   28,286  $      21,204  $       13,338
       Loss from continuing operations                           (2,191,042)    (138,976)       (97,272)       (682,317)
       Gain on sale of discontinued operations                      200,000            -              -               -
       Net loss                                                  (1,991,042)    (138,976)       (97,272)       (682,317)
       Income (loss) per common share: (1)
           Continuing operations:
              Basic                                                   (0.33)       (0.02)         (0.01)          (0.10)
              Diluted                                                 (0.33)       (0.02)         (0.01)          (0.10)
           Discontinued operations:
              Basic                                                    0.03            -              -               -
              Diluted                                                  0.03            -              -               -
           Net loss

              Basic                                                   (0.30)       (0.02)         (0.01)          (0.10)
              Diluted                                                 (0.30)       (0.02)         (0.01)          (0.10)

                                                                                    Fiscal Quarters
                                                             ----------------------------------------------------------
                   Year ended December 31, 2000                   First         Second         Third          Fourth
----------------------------------------------------------   --------------   ----------  -------------  --------------
       Revenues                                               $      85,699   $    97,955   $     95,027   $      80,724
       Income (loss) from continuing operations                  (7,490,589)    8,903,724        759,711       1,895,131
       Gain on sale of discontinued operations                      178,875        30,000         15,200               -
       Net income (loss)                                         (7,311,714)    8,933,724        774,911       1,895,131
       Income (loss) per common share: (1)
           Continuing operations:
              Basic                                                   (1.15)         1.36           0.12            0.29
              Diluted                                                 (1.15)         1.31           0.11            0.29
           Discontinued operations:
              Basic                                                    0.02          0.00           0.00            0.00
              Diluted                                                  0.02          0.00           0.00            0.00
           Net income (loss)
              Basic                                                   (1.13)         1.36           0.12            0.29
              Diluted                                                 (1.13)         1.31           0.11            0.29

-------------------
        (1) Income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income
       (loss) per common share amounts do not necessarily equal the total for the year.

                       Sensar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31 2001, 2000 and 1999

NOTE N - SUBSEQUENT EVENTS

       On December 13, 2001, the Company entered into a non-binding letter of intent (the "Letter of Intent") with VitalStream, Inc. ("VitalStream") pursuant to which the parties agreed to act in good faith to negotiate a definitive agreement governing the merger of VitalStream with and into a wholly-owned subsidiary of the Company (the "Merger"). The Company and VitalStream are in the process of negotiating the definitive agreement contemplated by the Letter of Intent and believe that a definitive agreement will be signed in early February 2002. The Letter of Intent, and any obligation of the Company or VitalStream to negotiate with respect to the Merger, may be terminated by either party at any time for any reason.

       If the Merger is consummated, the shareholders of VitalStream will become entitled to receive a substantial number of shares of Common Stock. While the number of shares to be issued to the shareholders of VitalStream is subject to further negotiation and will depend on certain contingencies, the Company expects that shareholders of VitalStream will hold at least 75 percent of the outstanding Common Stock following the Merger. As part of the Merger, the Company's officers and directors are expected to resign and be replaced with individuals who are current officers and directors of VitalStream. The business of the Company following the Merger is expected to be the principal business of VitalStream.

       VitalStream is a provider of products and services that enable the digital broadcast of audio and video content and other communications via the Internet. VitalStream provides audio and video streaming, web conferencing, advanced media hosting, payment processing and consulting services. VitalStream's architecture and advanced hosting capabilities are designed to empower end users to self provision and control all digital broadcasting processes using only one vendor. If the Merger is consummated, the Company will provide additional business, financial and other information about VitalStream following the closing of the Merger. As contemplated by the Letter of Intent, the Merger would not require approval of the Company's shareholders. No assurance can be given that a definitive agreement will be signed with respect to the Merger, that the Merger will close or that the key terms of the proposed Merger will not be amended prior to the consummation thereof.

       In January 2002, in contemplation of the Merger, the board of directors ratified a stock option plan which reserves eight million shares of common stock for issuance upon the exercise of options and other awards granted. It is the intention of the board to approve the surrender existing options to acquire 1,240,000 shares and to reissue the same number of options under this plan. The remaining options will be available to be used to exchange existing options held in VitalStream and other possible terms of the Merger.