Form 10-Q
period 2002-03-31
SENSAR CORP /NV/
filed 2002-04-23
CIK 789851

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____ to ____

                           Commission File No. 0-17020


                               SENSAR CORPORATION
               (Exact name of registrant as specified in charter)


              NEVADA                                        87-0429944
--------------------------------                    --------------------------
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


As of April 19, 2002, the Issuer had 6,562,546 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS


                       SENSAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      March 31,                 December 31,
ASSETS                                                                  2002                        2001
                                                                ----------------------     -----------------------
                                                                     (unaudited)

Current assets:
  Cash and cash equivalents                                          $   1,465,660              $    1,996,354
  Other current assets                                                      33,256                      35,757
  Note receivable                                                          400,000                           -
                                                                     -------------              --------------
         Total current assets                                            1,898,916                   2,032,111

Office equipment and furnishings, net of accumulated
  depreciation                                                               6,116                       6,650

Investment                                                                       -                     200,000
                                                                     -------------              --------------

                                                                     $   1,905,032              $    2,238,761
                                                                     =============              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $     114,060              $       40,089
  Accrued liabilities                                                       23,780                      22,875
                                                                     -------------              --------------
         Total current liabilities                                         137,840                      62,964
                                                                     -------------              --------------

Commitments and contingencies                                                    -                           -

Stockholders' equity:
  Preferred stock, $0.001 par value, authorized
    10,000,000 shares; none issued and outstanding                               -                           -

  Common stock, $0.001 par value; authorized
    290,000,000 shares; issued and outstanding
    6,562,546 shares                                                         6,563                       6,563

Additional paid-in capital                                              36,126,719                  35,798,891

Accumulated deficit                                                    (34,366,090)                (33,629,657)
                                                                     -------------              --------------

         Total stockholders' equity                                      1,767,192                   2,175,797
                                                                     -------------              --------------

                                                                     $   1,905,032              $    2,238,761
                                                                     =============              ==============


   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Three months ended March 31,
                                                             -----------------------------------------------------
                                                                      2002                         2001
                                                             ------------------------    -------------------------
Revenues
  Interest income                                                 $        8,984              $       35,799
  Other revenue                                                              750                           -
                                                                  --------------              --------------
                                                                           9,734                      35,799
                                                                  --------------              --------------

Costs and expenses:
  General and administrative                                             218,339                     193,307
  Compensation expense for stock options                                 327,828                           -
  Unusual charges                                                        200,000                   2,033,534
                                                                  --------------              --------------
                                                                         746,167                   2,226,841
                                                                  --------------              --------------

Loss from continuing operations before income taxes                     (736,433)                 (2,191,042)

Income taxes                                                                   -                           -
                                                                  --------------              --------------

Loss from continuing operations                                         (736,433)                 (2,191,042)

Gain on sale of discontinued operations                                        -                     200,000
                                                                  --------------              --------------

Net loss                                                          $     (736,433)             $   (1,991,042)
                                                                   =============               =============

Income (loss) per common share
  Continuing operations
    Basic and diluted                                             $        (0.11)             $        (0.33)

  Discontinued operations
    Basic and diluted                                             $            -              $         0.03

 Net loss
    Basic and diluted                                             $        (0.11)             $        (0.30)

Weighted average common and common
  equivalent shares outstanding
  Basic and diluted                                                    6,562,546                   6,562,546


   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three months ended March 31,
                                                             -----------------------------------------------------
                                                                      2002                         2001
                                                             ------------------------    -------------------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities
    Loss from continuing operations                              $      (736,433)            $    (2,191,042)
    Adjustments to reconcile net loss to net cash used
      in continuing operations
      Write down of investments                                          200,000                   2,033,534
      Depreciation                                                           534                         300
      Compensation expense for stock options                             327,828                           -
      Changes in assets and liabilities
        Other current assets                                               2,501                      (7,445)
        Accounts payable                                                  73,971                      20,896
        Accrued liabilities                                                  905                       8,547
                                                                 ---------------             ---------------

  Net cash used in operating activities                                 (130,694)                   (135,210)
                                                                 ---------------             ---------------

Cash flows from investing activities:
  Increase in investments                                                      -                    (750,000)
  Purchase of office equipment and furnishings                                 -                      (7,870)
  Issuance of note receivable                                           (400,000)                          -
                                                                 ---------------             ---------------

  Net cash used in investing activities                                 (400,000)                   (757,870)
                                                                 ---------------             ---------------

Cash flows from financing activities:                                          -                           -
                                                                 ---------------             ---------------

Net decrease in cash and cash equivalents                               (530,694)                   (893,080)

Cash and cash equivalents at beginning of period                       1,996,354                   3,248,505
                                                                 ---------------             ---------------

Cash and cash equivalents at end of period                       $     1,465,660             $     2,355,425
                                                                 ===============             ===============


   The accompanying notes are an integral part of these financial statements.

                       SENSAR CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(A) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Sensar Corporation and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 2002, and its consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002.


(B) AGREEMENT AND PLAN OF MERGER

         On February 14, 2002, the Company and its wholly-owned subsidiary, VitalStream Operating Corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement") with VitalStream, Inc. ("VitalStream"), a privately-held provider of digital broadcasting solutions. Pursuant to the Merger Agreement, VitalStream Operating Corporation will merge with and into VitalStream, with VitalStream surviving as a wholly-owned subsidiary of the Company. On April 17, 2002, the shareholders of VitalStream approved the merger. The merger is not subject to the approval of the shareholders of the Company. The merger is expected to close prior to April 30, 2002.

         Under the Merger agreement, the shareholders of VitalStream will receive 15,228,521 shares of the Company's common stock in exchange for their shares of VitalStream common stock, which would represent approximately 69% of the total outstanding shares of common stock following the merger. Under certain conditions, including the meeting of specified performance targets, VitalStream shareholders may also receive up to an additional 13,000,282 shares of the Company's common stock, which would further increase their share of the Company's total outstanding common stock to approximately 80%. Additionally, options and warrants to acquire VitalStream common stock will be exchanged for options and warrants to acquire 2,096,479 shares of common stock in the Company. These option and warrant holders will have the right to receive up to an additional 1,789,718 shares of common stock in the Company if certain financial performance and other conditions are met. In connection with the merger, pursuant to consulting and finders agreements, the Company will issue 306,250 shares of common stock, will issue warrants to acquire 1,850,000 shares of common stock, and will pay 2.1% of the Company's cash balance to certain individuals. The merger will be accounted for as a reverse acquisition of the Company by VitalStream. The reverse acquisition will be treated as a capital stock transaction in which VitalStream will be deemed to have issued the shares of common stock held by the Company's shareholders for the net assets of the Company, with no goodwill or other intangibles recorded in the merger.

         In connection with the Merger Agreement, the Company and VitalStream entered into a loan and security agreement (the "Loan Agreement") pursuant to which the Company agreed to loan VitalStream up to $500,000 as certain events occurred in exchange for a promissory note and a security agreement covering all of VitalStream's assets. As of March 31, 2002, the Company has loaned VitalStream $400,000 under the Loan Agreement. The promissory note bears interest at the rate of 6% per annum if the merger closes on or before June 30, 2002 (12% if the merger agreement is terminated or the merger does not close before June 30, 2002). The principal amount, plus all accrued interest, is due and payable on July 31, 2002.

         At the closing of the merger, the current officers and directors of the Company will resign and the present officers and directors of VitalStream will become the officers and directors of the Company. The current employment agreements of the Company's chief executive officer and chief operating officer will be terminated. In lieu of the right to receive one year's compensation that each is entitled to under the provisions of the employment agreements, the chief executive officer and chief operating officer will enter into consulting agreements at closing which will provide for aggregate monthly compensation of $20,000 per month through December 31, 2002. Additionally, the current officers and directors of the Company will receive options to acquire an aggregate of 1,450,000 shares of common stock at $0.25 per share. These options will vest immediately and terminate on the earlier of a) the two-year anniversary of the merger with VitalStream, or b) the date(s) certain trading volume, price and other limitations are satisfied.


(C) STOCK OPTIONS

         On January 28, 2002, the board of directors of the Company approved the 2001 Stock Incentive Plan (the "2001 Plan"). Under the 2001 Plan, the Company reserved 8,000,000 shares of common stock for issuance upon the exercise of options or other awards granted under the plan. On that same date, the Company cancelled options held by the current officers and directors of the Company to acquire 550,000 shares of common stock and issued the same number of options under the 2001 Plan. The terms of the new options are substantially the same as the terms of the cancelled options, namely that the options are exercisable at $0.46 per share, are immediately exercisable, and terminate on the earlier to occur of a) May 15, 2004, or b) the second anniversary of the closing of the VitalStream merger. These options are subject to variable accounting under APB #15, which requires that compensation be recorded each period for increases in the market value of the stock above the exercise price of the option. The Company recorded non-cash expense for compensation under stock options of $33,000 during the quarter ended March 31, 2002.

         On January 28, 2002, the board of directors of the Company also ratified consulting agreements, including stock options, with the former chief executive officer of the Company and with a former director of the Company. Under the consulting agreements, the former chief executive office and the former director agreed to provide consulting services regarding the possible merger with VitalStream. See Note B above. Pursuant to the consulting agreements, the former chief executive officer and former director were granted options to acquire an aggregate of 690,000 shares of common stock at $0.30 per share, subject to the cancellation of existing options to acquire 690,000 shares of common stock at exercise prices ranging from $1.50 to $2.50 per share. The exercise price of the newly granted options represented a 27% premium to the average closing price of the Company's common stock for the 30-day period prior to December 12, 2001, the date when the terms of the consulting arrangement were initially established. The new options are immediately exercisable and terminate on the earlier of April 30, 2003 or the one-year anniversary of the merger with VitalStream. However, options to acquire 70,000 shares must be exercised within ten days of the end of each calendar month in which the Company's common stock is reported as having, during any five consecutive days during the month, both a) a closing price of $0.50 per share or higher and b) an average daily trading volume exceeding 20,000 shares. If the merger with VitalStream does not occur, the exercise prices and termination dates of the options revert to the original terms under the cancelled options. The Company accounted for these options under the provisions of SFAS #123 and has recorded non-cash expense for compensation under stock options of $294,828 during the quarter ended March 31, 2002. The weighted-average fair value of the options is $0.43 per share and was estimated on the date of grant, January 28, 2002, using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.0 percent; expected dividend yield of zero; expected lives of twelve months;
and expected volatility of 180 percent.

         On March 15, 2002, the Company amended the 2001 Plan in order to add certain restrictive provisions required in order to permit the Company to grant options to persons located in California.


(D) WRITE DOWN OF INVESTMENT IN NEX2

         On at least a quarterly basis, management of the Company assesses the need to record impairment losses on investments. If impairment is determined to be other than temporary, an impairment loss is recorded. As of March 31, 2002, management concluded that the Company's investment in Nex2, Inc. ("Nex2") had been further impaired. During the quarter ended March 31, 2002, Nex2 defaulted on certain debt, which debt was then converted into equity of Nex2. The conversion of this debt to equity significantly diluted the Company's relative ownership interest in Nex2. Furthermore, management has been informed that Nex2 is negotiating an arrangement to sell its assets and business under terms that will likely render the Company's investment worthless. Accordingly, the Company has further written down its investment in Nex2 by $200,000 to zero.


(E) INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share is computed by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All stock options granted but not exercised have been excluded from the calculation of diluted loss per share because their inclusion would be antidilutive.

------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------

         The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K").

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


RECENT DEVELOPMENTS

         On February 14, 2002, the Company and its wholly-owned subsidiary, VitalStream Operating Corporation, entered into an Agreement and Plan of Merger with VitalStream, Inc., a privately-held provider of digital broadcasting solutions. Pursuant to the Merger Agreement, VitalStream Operating Corporation will merge with and into VitalStream, with VitalStream surviving as a wholly-owned subsidiary of the Company. On April 17, 2002, the shareholders of VitalStream approved the merger. The merger is not subject to the approval of the shareholders of the Company. The merger is expected to close prior to April 30, 2002.

         Under the Merger agreement, the shareholders of VitalStream will receive 15,228,521 shares of the Company's common stock in exchange for their shares of VitalStream common stock, which would represent approximately 69% of the total outstanding shares of common stock following the merger. Under certain conditions, including the meeting of specified performance targets, VitalStream shareholders may also receive up to an additional 13,000,282 shares of the Company's common stock, which would further increase their share of the Company's total outstanding common stock to approximately 80%. Additionally, options and warrants to acquire VitalStream common stock will be exchanged for options and warrants to acquire 2,096,479 shares of common stock in the Company. These option and warrant holders will have the right to receive up to an additional 1,789,718 shares of common stock in the Company if certain financial performance and other conditions are met. In connection with the merger, pursuant to consulting and finders agreements, the Company will issue 306,250 shares of common stock, will issue warrants to acquire 1,850,000 shares of common stock, and will pay 2.1% of the Company's cash balance to certain individuals.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         REVENUES

         The Company's principal source of revenue from continuing operations was interest income of $8,984 for the three months ended March 31, 2002, and $35,799 for the three months ended March 31, 2001, earned on temporary cash investments and notes receivable.

         COSTS AND EXPENSES

         General and administrative expenses increased from $193,307 for the three months ended March 31, 2001, to $218,339 for the three months ended March 31, 2002. The increase was principally related to increases in legal costs in connection with the planned merger with VitalStream.

         During the three months ended March 31, 2002, the Company recorded non-cash compensation expense of $327,828 related to stock options. Of this amount, compensation expense of $294,828 was related to options to acquire 690,000 shares of common stock that were cancelled and regranted to the Company's former chief executive officer and to a former director under consulting agreements. The remaining compensation expense of $33,000 was related to options held by the current officers and directors to acquire 550,000 shares of common stock. Under applicable accounting requirements, the Company is required to record compensation expense equal to the increase in the stock price during the quarter above the exercise price of the options, multiplied by the 550,000 shares covered by the stock options. There was no compensation expense related to stock options during the three months ended March 31, 2001.

         The Company recorded unusual charges of $200,000 and $2,033,534 during the three months ended March 31, 2002 and 2001, respectively. Each of these unusual charges relate to the impairment of investments held by the Company. During the quarter ended March 31, 2002, the Company further wrote down its investment in Nex2 by $200,000 to zero. For the quarter ended March 31, 2001, the unusal charge relates to the write down of the Company's investment in Jigami to zero.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had total current assets of $1,898,916, including cash and cash equivalents of $1,465,660. The Company had total current liabilities of $137,840 at March 31, 2002, resulting in working capital of $1,761,076.

         The Company had no significant sources of cash for the three months ended March 31, 2002. The Company's primary uses of cash for the three months ended March 31, 2002, were the issuance of the note receivable to VitalStream in the amount of $400,000 and net cash used to meet general and administrative expenses.

         The Company has limited funds available with which to execute its strategy of purchasing an operating business. In addition, the Company believes it would be difficult to raise additional capital at this time. As a result, the Company's planned merger with VitalStream contemplates that the Company will issue a substantial amount of its authorized but unissued shares of common stock to the shareholders of VitalStream. The shareholders of VitalStream will hold approximately 69% of the total outstanding shares of common stock following the merger. In addition, under certain conditions, VitalStream shareholders may receive additional shares, which could increase their share of the Company's outstanding common stock to approximately 80%. Therefore, the merger will be significantly dilutive to the Company's existing shareholders.

         While management believes that the Company's current cash balances are more than sufficient to meet the existing commitments of the Company at least through the end of the next fiscal year, the Company could incur substantial costs in connection with its planned merger with VitalStream. These costs will reduce the amounts available to fund the operations of the Company. Further, if the merger with VitalStream is consummated, the Company may need to seek financing to fund the operations of the combined company. There can be no assurance that the Company will be able to obtain this financing if it is needed.


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

         There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, economic factors, the ability of the Company to complete its planned merger with VitalStream or otherwise avoid registering as an investment company, risks associated with the Company's small number of non-diversified and illiquid investments, the limited ability of the Company to raise additional capital and competition for investments or acquisition opportunities. Each of these risks and certain other uncertainties are discussed in more detail in the 2001 10-K. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

------------------------------------------------------------------------------

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

------------------------------------------------------------------------------

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

                  EXHIBIT
                  NUMBER   EXHIBIT

                  10.1 Stock Option Agreement executed as of February 12, 2002 between Sensar Corporation and Andrew Bebbington.

                  10.2 Stock Option Agreement executed as of February 12, 2002 between Sensar Corporation and Steven Strasser.

                  10.3 Consulting Agreement dated as of February 12, 2002 between Steven Strasser and Sensar Corporation.

                  10.4 Consulting Agreement dated as of February 12, 2002 between Andrew Bebbington and Sensar Corporation.

                  10.5 Loan and Security Agreement dated as of February 14, 2002 between VitalStream, Inc. and Sensar Corporation.

                  10.6 Promissory Note dated as of February 14, 2002 with VitalStream, Inc. as maker and Sensar Corporation as lender.

                  10.7     2001 Stock Incentive Plan

         (b) During the quarter ended March 31, 2002, the Company filed one report on Form 8-K dated February 14, 2002.

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


Dated:  April 22, 2002

                                INDEX TO EXHIBITS


                  EXHIBIT
                  NUMBER   EXHIBIT

                  10.1 Stock Option Agreement executed as of February 12, 2002 between Sensar Corporation and Andrew Bebbington.

                  10.2 Stock Option Agreement executed as of February 12, 2002 between Sensar Corporation and Steven Strasser.

                  10.3 Consulting Agreement dated as of February 12, 2002 between Steven Strasser and Sensar Corporation.

                  10.4 Consulting Agreement dated as of February 12, 2002 between Andrew Bebbington and Sensar Corporation.

                  10.5 Loan and Security Agreement dated as of February 14, 2002 between VitalStream, Inc. and Sensar Corporation.

                  10.6 Promissory Note dated as of February 14, 2002 with VitalStream, Inc. as maker and Sensar Corporation as lender.

                  10.7     2001 Stock Incentive Plan