Form 10-Q
period 2002-06-30
VITALSTREAM HOLDINGS INC
filed 2002-08-13
CIK 789851

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

VITALSTREAM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	001-10013	87-0429944
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

One Jenner, Suite 100
Irvine, California 92618
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (949) 743-2000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐.

As of August 9, 2002, the registrant had 22,323,719 Common Shares outstanding.

PART I—FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash	$620,348	$134,196
Accounts receivable, net of allowance for doubtful accounts of $71,445 and $38,206 at June 30, 2002 and December 31, 2001, respectively	255,555	181,740
Prepaid expenses	185,957	104,182
Other current assets	36,032	22,622

Total current assets	1,097,892	442,740

Fixed assets, net	965,004	915,415

Goodwill	961,900	961,900
Other assets	62,392	76,466

TOTAL ASSETS	$3,087,188	$2,396,521

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$582,802	$445,770
Accrued compensation	140,440	162,689
Deferred compensation	—	51,230
Note payable to officer	—	64,753
Current portion of capital leases	222,188	163,425
Accrued expenses	252,484	75,995

Total current liabilities	1,197,914	963,862

Capital lease liability	183,206	83,085
Long-term liabilities	—	20,000

	183,206	103,085

Shareholders' equity:
Series C convertible preferred stock, par value $0.01; authorized shares, 0 and 5,500,000, respectively; issued and outstanding 0 and 1,730,000 shares, respectively; liquidation preference, $865,000. These shares are those of the subsidiary VitalStream, Inc.	—	17,300
Series B convertible preferred stock, par value $0.01; authorized shares, 0 and 914,634, respectively; issued and outstanding 0 and 225,461shares, respectively; liquidation preference, $1,848,780. These shares are those of the subsidiary VitalStream, Inc.	—	2,255
Series A convertible preferred stock, par value $0.01; authorized shares, 0 and 5,333,340, respectively; issued and outstanding 0 and 5,333,340 shares, respectively; liquidation preference, $2,000,002. These shares are those of the subsidiary VitalStream, Inc.	—	53,333
Series A preferred stock, par value $0.001; authorized shares, 10,000,000; shares available for issuance 9,996,500; issued and outstanding 0 shares	—	—
Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding 22,232,999 and 7,972,296 shares, respectively, Notes 2 & 4	22,233	109,671
Additional paid-in capital	6,640,125	4,901,931
Accumulated deficit	(4,956,290)	(3,754,916)

Total Shareholders' equity	1,706,068	1,329,574

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,087,188	$2,396,521

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTER AND SIX MONTH PERIODS ENDING
JUNE 30, 2002 AND 2001

	Quarter ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue	$821,749	$497,375	$1,504,321	$537,547
Cost of revenue	442,149	338,475	743,944	377,423

Gross Profit	379,600	158,900	760,377	160,124
Research & development	67,742	82,332	135,146	139,463
Sales & marketing	409,016	406,013	790,995	678,824
General & administrative	637,694	466,507	1,122,807	808,503

Operating Loss	(734,852)	(795,952)	(1,288,571)	(1,466,666)
Other income (expense):
Interest income	2,061	8,340	2,491	31,079
Interest expense	(13,962)	(10,086)	(29,202)	(11,470)
Income tax expense	(1,600)	—	(1,600)	(1,600)
Other income (expense)	126,829	—	115,506	—

Net other income (expense)	113,328	(1,746)	87,195	18,009

Net Loss	$(621,524)	$(797,698)	$(1,201,376)	$(1,448,657)

Basic and diluted net loss per common share	$(0.03)	$(0.10)	$(0.09)	$(0.20)

Shares used in computing basic and diluted net loss per common share	18,832,390	7,972,296	13,634,441	7,133,598

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED
JUNE 30, 2002 AND 2001

	Six months ended June 30,
	2002	2001
OPERATING ACTIVITIES
NET LOSS	$(1,201,376)	$(1,448,657)
Adjustments to net loss:
Depreciation/amortization	389,236	183,284
Loss on sale of equipment	11,327	—
Changes in operating assets & liabilities
Accounts receivable (net)	(68,371)	51,824
Prepaid expenses	(68,793)	(25,353)
Other assets	664	14,203
A/P	147,982	(23,408)
Accrued compensation	(73,479)	72,963
Accrued expenses	174,978	(49,306)

TOTAL CASH USED IN OPERATIONS	(687,832)	(1,224,450)

INVESTING ACTIVITIES
Redemption of certificate of deposit	—	60,709
Cash obtained from purchase of Sitestream	—	39,068
Additions to property & equipment	(101,790)	(241,696)
Sale of equipment on account	2,890	—
Proceeds from sales of equipment	6,713	—
Payments on purchase of SiteStream	—	(485,673)

NET CASH USED IN INVESTING ACTIVITIES	(92,187)	(627,592)

FINANCING ACTIVITIES
Payments on notes payable	(20,000)	(49,955)
Payments on notes payable to officer	(12,550)	—
Payments on capital leases	(47,572)	(34,202)
Advances from Sensar Corp.	500,000	—
Proceeds from issuance of stock for Sensar Corp.	1,114,806	—
Payment of costs associated with the issuance of stock	(268,513)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,266,171	(84,157)

NET INCREASE (DECREASE) IN CASH	486,152	(1,936,199)
Cash at the beginning of the period	134,196	2,263,514

Cash at the end of the period	$620,348	$327,315

Supplementary disclosure of cash paid during the period for:
Interest	$29,202	$11,470
Income taxes	$1,600	$1,600
Equipment acquired under capital lease agreements	$206,456	$52,725

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

        Business—VitalStream Holdings, Inc. (known as Sensar Corporation ("Sensar") prior to July 26, 2002), together with its subsidiaries (collectively the "Company"), is a streaming media and managed services company that offers a broad range of business-to-business Internet products and services, including live webcasting, audio and video streaming, media hosting, network design, payment processing, encoding (via third-party resellers) and consulting services.

        On April 23, 2002, Sensar consummated a merger pursuant to which a wholly-owned subsidiary of Sensar merged with and into VitalStream, Inc. ("VitalStream") with VitalStream surviving as a wholly-owned subsidiary of Sensar. In the merger, all of the outstanding shares of VitalStream capital stock were converted into the right to receive shares of Sensar common stock representing approximately 69% of the outstanding shares of Sensar following the merger. In addition, if certain performance and other criteria are satisfied, the approximately 80 former VitalStream shareholders have the right to receive as contingent consideration an additional amount of common shares of Sensar, potentially increasing their aggregate ownership to approximately 80%.

        Although from a legal perspective, Sensar acquired VitalStream in the merger, from an accounting perspective, the merger is viewed as a recapitalization of VitalStream accompanied by an issuance of stock by VitalStream for the net assets of Sensar. This is because Sensar did not have operations immediately prior to the merger, and following the merger, VitalStream became the operating company. VitalStream's directors and officers now serve as the directors and officers of the new combined entity. Additionally, as of June 30, 2002, VitalStream's shareholders own approximately 69% of the outstanding shares of Sensar.

        Basis of Presentation—This report on Form 10-Q ("10-Q") for the second quarter ended June 30, 2002 should be read in conjunction with the Company's Amendment No. 1 on Form 8-K/A filed with the SEC on May 16, 2002. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        Going Concern—The Company has generated losses and negative cash flows from operations. The Company's future success is dependent upon its ability to achieve positive cash flow prior to the depletion of its cash resources and its ability to raise funds, if needed. The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

        Interim Unaudited Financial Information—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2002 and thereafter. Certain reclassifications, none of which affects net loss, have been made to present the financial statements on a consistent basis.

        The consolidated financial statements include the accounts of VitalStream Holdings, Inc., its wholly-owned subsidiary, VitalStream, Inc. and VitalStream's wholly-owned subsidiary, SiteStream Incorporated. All material intercompany accounts and transactions have been eliminated.

        Revenue Recognition—Revenues from continuing operations are primarily generated from fees for streaming media services, web hosting, managed services and sales of equipment. Streaming media service fees, which are typically usage-based, are recognized as the service is provided. Web hosting fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided. Revenue from equipment sales is recognized when delivery is complete. Service contracts are generally for periods ranging from one to 24 months and typically require payment at the beginning of each month.

        Basic and Diluted Income (Loss) Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the shares that would be issued upon the exercise of all outstanding stock options and warrants. Potential common shares have not been included in the calculation of weighted average shares used for the calculation of the diluted earnings per share, as their inclusion would have an anti-dilutive effect. Basic and diluted loss per share presented for periods prior to April 23, 2002 have been restated, using a conversion rate of .72693, to be consistent with the new capital structure of the surviving company VitalStream, after the merger with VitalStream Holdings, Inc.

        Recently Issued Accounting Standards—In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 during the first quarter of fiscal 2002, which eliminated goodwill amortization starting on January 1, 2002.

3. LEGAL MATTERS

        The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, that such litigation and claims will be resolved without a material effect on the Company's financial position.

4. COMMON STOCK TRANSACTIONS

        During the quarter, a note payable for $50,000 to one of the company's officers was purchased by an employee of the company. Immediately after the purchase, the note was then converted into common stock of the company at a price of $0.37 per share.

        As a result of the merger between Sensar and VitalStream, all of the outstanding shares of VitalStream capital stock were converted into the right to receive an aggregate of 15,228,521 shares of Sensar common stock. In addition, the former VitalStream shareholders will have the right to receive as contingent consideration up to an additional 13,000,282 common shares of Sensar if certain performance and other targets are met.

        During the quarter, options to purchase 185,000 common shares of the Company were issued to six employees, two executive officers, and one of its directors. The options were issued under the Company's 2001 Stock Incentive Plan, with a per share exercise price of $0.47, the closing price of the stock on the date of the grant.

        During February 2002, in anticipation of the consummation of the VitalStream merger, the Company granted, under its 2001 Stock Incentive Plan, options to purchase 1,450,000 shares of the Company's common stock to the former officers and directors of Sensar. Each such option has an exercise price of $.25 per share, subject to adjustment if the Company issues common stock at a per share price of less than $.45, and expires on April 23, 2004. The expiration date of each such option accelerates, however, if the market price for the Company's common stock exceeds $.60 for an extended period of time. All of the options granted to such officers and directors expressly exclude the provision in our 2001 Stock Incentive Plan that would otherwise cause the option to terminate soon after the termination of the holder's service with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements contained in this Form 10-Q that are not purely historical are forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the critical factors noted in the following section and other cautionary statements throughout this Form 10-Q and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this prospectus or any applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

        Among the key factors that may have a direct bearing on our operating results are risks and uncertainties described under "Critical Factors" below, including those attributable to the absence of profits, uncertainties regarding the future demand for our products and services, the competitive advantages of companies that compete, or may compete, in our market, and uncertainties regarding our ability to obtain capital sufficient to continue our operations and pursue our proposed business strategy.

        The following discussion summarizes the material changes in our financial condition between December 31, 2001 and June 30, 2002 and the material changes in our results of operations and financial condition between the three- and six-month periods ended June 30, 2002 and June 30, 2001, respectively. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Amendment No. 1 on Form 8-K/A filed with the SEC on May 16, 2002.

Overview

        VitalStream Holdings, Inc. ("VHI", formerly named Sensar Corporation prior to July 26, 2002) was incorporated in 1986 in the state of Nevada. VHI historically engaged in the design, development, manufacturing, and marketing of analytical scientific instrumentation. After experiencing losses for several years, during 1999, VHI sold substantially all of its assets relating to its prior operations. On December 31, 2001, VHI signed a letter of intent with VitalStream, Inc. ("VitalStream") regarding the merger of VitalStream with a wholly-owned subsidiary of VHI. The VitalStream merger, in which the wholly-owned subsidiary of VHI merged with and into VitalStream, (resulting in VitalStream becoming a wholly-owned subsidiary of VHI), was consummated on April 23, 2002.

        VitalStream was incorporated in Delaware in March 2000 to provide a complete solution on an outsource basis to customers wishing to broadcast audio and video content and other communications over the Internet. Upon raising its initial capitalization, VitalStream entered into a lease for its Irvine, California facilities and commenced construction of its data center. In September 2000, VitalStream entered into an agreement to acquire SiteStream, Incorporated ("SiteStream"). SiteStream had been organized in 1998 for the purpose of operating a website hosting business. SiteStream had failed to achieve profitability; however, it had developed a comparatively substantial customer base for its hosting business and had garnered technical expertise in audio and video streaming. VitalStream and SiteStream began integrating their operations in November 2000 and began functioning as a fully combined enterprise by the end of the first quarter of 2001.

        Today, through our wholly-owned subsidiary VitalStream, we offer our customers a range of services including live webcasting, audio and video streaming, media hosting, network design, payment processing, encoding (via third-party resellers) and consulting services. Our mix of products and services allows our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage and broadcasting functions to us and to our partners. Our business model relies upon leveraging our expertise and resources in audio and video streaming technology to persuade customers to utilize our Internet broadcasting services, thereby allowing VitalStream to build a base of recurring revenues from monthly or other periodic broadcasting fees.

Critical Accounting Policies and Estimates

        Management based this discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company's future results of operations and cash flows.

  •
  Revenue Recognition. Revenues from continuing operations are primarily generated from fees for streaming media services, web hosting, managed services and sales of hardware. Streaming media service fees, which are typically usage-based, are recognized as the service is provided. Web hosting fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided. Revenue from equipment sales is recognized when delivery is complete. Service contracts are generally for periods ranging from one to 24 months and typically require payment at the beginning of each month.

  •
  Valuation of Accounts Receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. Significant portions of customer payments are made by credit card and electronic debit. Each month, management reviews historical charge-back and cancellation patterns as well as historical data on other credits issued to customers and then records an allowance based on historical results as well as management judgment. Additionally, each month management reviews the aged receivables balance and records an allowance for doubtful accounts based on the age of the outstanding receivable balances, trends in outstanding balances and management's judgment. As a result of these analyses, we believe that the current allowance is adequate to cover any bad debts and credits that may be issued as of the date of the balance sheet. Actual results differing from this estimate could have a material impact on our results of operations and cash flows.

  •
  Property, Plant and Equipment. We utilize significant amounts of property, plant and equipment in providing service to our customers. We utilize straight-line depreciation for property and equipment over our estimate of their useful lives. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of current property, plant and equipment. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require both judgment and estimates.

  •
  Goodwill. We annually evaluate goodwill for potential impairment indicators. If impairment indicators exist we measure the impairment through the use of discounted cash flows. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational conditions. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with our acquired business is impaired. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually.

  •
  Contingencies. We are subject to legal proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary to assess any contingencies. A required accrual may change at some point in the future due to new developments in a matter or changes in approach such as a change in settlement strategy in dealing with these matters.

  •
  Principle of Consolidation. The consolidated financial statements include the accounts of VitalStream Holdings, Inc., and its wholly-owned subsidiary, VitalStream, Inc. and VitalStream, Inc.'s wholly-owned subsidiary, SiteStream Incorporated. The term "Company" used herein means VitalStream Holdings, Inc., VitalStream, Inc and VitalStream's subsidiary, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated.

Results of Operations

        The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	For the quarter ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.8	68.1	49.5	70.2

Gross Profit	46.2	31.9	50.5	29.8

Operating expenses:
Research & development	8.2	16.6	9.0	25.9
Sales & marketing	49.8	81.6	52.6	126.3
General & administrative	77.6	93.8	74.6	150.4

Operating Loss	(89.4)	(160.1)	(85.7)	(272.8)
Interest income	0.3	1.7	0.2	5.8
Interest expense	(1.7)	(2.0)	(1.9)	(2.1)
Income tax expense	(0.2)	0.0	(0.1)	(0.3)
Other income (expense)	15.4	0.0	7.7	0.0

Net other income (expense)	13.8	(0.3)	5.9	3.4

Net Loss	(75.6)%	(160.4)%	(79.8)%	(269.4)%

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

        Revenue.    Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware. Revenues increased from $497,375 for the quarter ended June 30, 2001, to $821,749 for the quarter ended June 30, 2002, an increase of 65.2%. This increase reflects the addition of a significant number of new clients and the increase in average per client service utilization within the installed base. We expect revenue to grow at an increased rate through 2002 as we expand our sales force, ramp up channel partnerships, increase our marketing efforts, and as our products gain greater market recognition.

        Cost of Revenue.    Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $338,475 for the quarter ended June 30, 2001, to $442,149 for the quarter ended June 30, 2002. Cost of revenue as a percentage of revenue however, decreased from 68.1% for the quarter ended June 30, 2001 to 53.8% for the quarter ended June 30, 2002. The increased cost in absolute dollars reflects the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue between the two quarters. The improvement in cost of revenue as a percentage of revenue mostly reflects our lower unit cost of bandwidth, which we obtained from our suppliers as a result of our increased bandwidth purchases. There was also improvement due to spreading the relatively fixed costs of core networking equipment over a larger client base. We expect our unit cost of revenue to continue to decrease through the rest of 2002 as we achieve even greater economies of scale in our purchasing of bandwidth and networking equipment, as we deploy additional points of presence that allow us to intelligently distribute bandwidth amongst carriers and as we are then able to spread these costs over an increasing customer base.

        Research and Development.    Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense decreased from $82,332 for the quarter ending June 30, 2001, to $67,742 for the quarter ending June 30, 2002. As a percentage of revenue, research and development decreased from 16.6% to 8.2% during the same periods, respectively. The absolute cost decrease reflects lower payroll costs associated with developing and maintaining the MediaConsole. We expect research and development expense to remain flat in absolute dollars during the balance of 2002 as we maintain current spending levels in future product development and to continue to decrease as a percentage of revenue as revenue increases.

        Sales and Marketing.    Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense was relatively flat between the two periods. Sales & marketing expense was $406,013 for the quarter ending June 30, 2001 and $409,016 for the quarter ending June 30, 2002. While the change in the expense was flat in absolute dollar terms, sales & marketing expense as a percentage of revenue decreased from 81.6% for the quarter ended June 30, 2001 to 49.8% for the quarter ended June 30, 2002. This decrease reflects improved marketing efficiencies obtained from targeted strategic marketing efforts combined with improved productivity within our sales force. We expect sales and marketing expense to increase incrementally in absolute terms and to continue to decrease as a percentage of revenue during the remainder of 2002 as we expand our sales force and further continue to increase sales and marketing productivity.

        General and Administrative.    General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $466,507 for the quarter ending June 30, 2001 to $637,694 for the quarter ending June 30, 2002. The 2002 quarter includes a non-cash charge to compensation expense in the amount of $114,000 related to a stock grant to one of our executives. After removing the effect of this one-time, non-cash expense, the increase in general and administrative expenses was primarily related to compensation expense for additional administrative personnel necessary to support a larger revenue base and customer count. Additionally, our insurance, legal and professional fees increased incrementally. However, general and administrative expense as a percentage of revenue decreased from 93.8% for the quarter ended June 30, 2001 to 77.6% for the quarter ended June 30, 2002 (and from 93.8% to 63.7% if the one-time, non-cash amortization of compensation expense is removed). This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed. We expect our general and administrative expense to decrease as a percentage of revenue from 2001 to 2002 as costs increase at a substantially lower rate than the rate at which revenue increases.

        Net Interest Expense.    Net interest expense increased from $1,746 for the quarter ended June 30, 2001 to $11,901 for the quarter ended June 30, 2002. The increase in net interest expense reflects less interest earned on smaller cash balances, as well as increased interest payments on new capital leases that started between July 2001 and April 2002.

        Income Tax Expense.    Income tax expense was $1,600 for the quarter ended June 30, 2002. This represents the $800 minimum tax payment for state income taxes for our operating subsidiary VitalStream, Inc. and its subsidiary, SiteStream.

        Net Loss.    Our net loss decreased from $797,698 for the quarter ending June 30, 2001 to $621,524 for the quarter ending June 30, 2002. Our net loss decreased due to the increased gross profit which the company generated for the quarter ended June 30, 2002, while decreasing its research and development expense and only minimally increasing its sales & marketing expense in the same period. Additionally during the quarter ended June 30, 2002, while gross profit increased approximately 138.9%, general and administrative expense increased only by approximately 12.3% after removing the effect of the non-cash amortization of compensation expense in the amount of $114,000, as compared with the quarter ended June 30, 2001, respectively. We expect our net loss to decrease at a substantially accelerated rate in the third quarter as our revenue base expands, fixed costs remain relatively constant, personnel expense increases slower than revenue acceleration, and our unit cost of service decreases.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        Revenue.    Revenue consists primarily of fees for Internet broadcasting, including streaming media services, web hosting, managed services and sales of hardware. Revenues increased from $537,547 for the six months ended June 30, 2001, to $1,504,321 for the six months ended June 30, 2002. This increase reflects the addition of a significant number of new clients as well as the increase in average per client service utilization from the installed base. In addition, VitalStream did not have any client revenue prior to March 14, 2001, the date of the acquisition of SiteStream.

        Cost of Revenue.    Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $377,423 for the six months ended June 30, 2001, to $743,944 for the six months ended June 30, 2002. This increase reflects the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue between the two time periods. Cost of revenue as a percentage of revenue however, decreased from 70.2% for the six months ended June 30, 2001 to 49.5% for the six months ended June 30, 2002. This improvement reflects our lower per unit cost bandwidth, which we were able to obtain from our suppliers as a result of the economies of scale in our bandwidth consumption.

        Research and Development.    Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense remained relatively constant from $139,463 for the six months ending June 30, 2001, to $135,146 for the six months ending June 30, 2002. While R&D expense remained relatively constant in absolute dollar terms, as a percentage of revenue R&D expense decreased from 25.9% for the six months ended June 30, 2001 to 9.0% for the six months ended June 30, 2002. This decrease is due to a much larger base of revenue for the latter period.

        Sales and Marketing.    Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense increased from $678,824 for the six months ending June 30, 2001 to $790,995 for the six months ending June 30, 2002. The increase in sales and marketing expenses in the amount of $112,171, was largely due to an increase in the amount of increased sales commissions being paid on an increasing revenue base. While sales & marketing increased in absolute dollar terms, as a percentage of revenue sales & marketing expense decreased from 126.3% for the six months ended June 30, 2001 to 52.6% for the six months ended June 30, 2002. This decrease reflects improved marketing efficiencies obtained from targeted strategic marketing efforts combined with improved productivity within our sales force.

        General and Administrative.    General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $808,503 for the six months ending June 30, 2001 to $1,122,807 for the six months ending June 30, 2002. The six months ended June 30, 2002 includes a non-cash charge to compensation expense in the amount of $150,000 related to a stock grant to one of our executives. After removing the effect of this one-time, non-cash expense, the increase in general and administrative expenses was primarily related to compensation expense for additional administrative personnel necessary to support a larger revenue base and customer count. Additionally, our insurance, legal and professional fees increased incrementally. However, general and administrative expense as a percentage of revenue decreased from 150.4% for the six months ended June 30, 2001 to 74.6% for the six months ended June 30, 2002 (and from 150.4% to 64.7% if the one-time, non-cash amortization of compensation expense is removed). This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed. We expect our general and administrative expense to decrease as a percentage of revenue from 2001 to 2002 as costs increase at a substantially lower rate than the rate at which revenue increases.

        Net Interest Income (Expense).    Net interest income was $19,609 for the quarter ended June 30, 2001. Net interest expense was $26,711 for the quarter ended June 30, 2002. The increase in net interest expense reflects less interest earned on smaller cash balances, as well as increased interest payments on new capital leases that started in the last half of 2001.

        Income Tax Expense.    Income tax expense was $1,600 for the each of the six month periods ended June 30, 2001 and 2002. This represents the $800 minimum tax payment for state income taxes for our operating subsidiary VitalStream, Inc. and its subsidiary, SiteStream.

        Net Loss.    Our net loss decreased from $1,448,657 for the six months ending June 30, 2001 to $1,201,376 for the six months ending June 30, 2002. Our net loss decreased due to an increase in gross profit of approximately 374.9%, while research & development expense remained relatively constant and sales and marketing expense increased approximately 16.5%. Additionally, during the six months ended June 30, 2002, while gross profit increased approximately 374.9%, general and administrative expense increased by only approximately 20.3% (after removing the effect of the non-cash amortization of compensation expense of $150,000), as compared with the six months ended June 30, 2001, respectively. The significant increase in our revenues coupled with only marginal increases in cost were the driving factors contributing to the decrease in net loss.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

        The Company's adjusted EBITDA (loss from continuing operations, excluding interest income (expense), income taxes, depreciation and amortization, as further adjusted to exclude non-cash amortization of compensation expense), was a loss of $370,283 for the quarter ended June 30, 2002 and a loss of $785,429 for the six months ended June 30, 2002 compared with a loss of $                  694,114 for the quarter ended June 30, 2001 and a loss of $1,284,982 for the six months ended June 30, 2001. The decrease in the loss was primarily due to significant increases in our revenue base coupled with only modest increases in our expense structure. Adjusted EBITDA does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. Adjusted EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. The Company's calculation of adjusted EBITDA may not be comparable to the computation of similarly titled measures of other companies.

        Reconciliation of loss from continuing operations to adjusted EBITDA is as follows:

	For the quarter ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Loss from continuing operations	$(621,524)	$(797,698)	$(1,201,376)	$(1,448,657)
Depreciation and amortization	125,340	101,838	239,236	183,284
Interest expense (income), net	11,901	1,746	26,711	(19,609)
Amortization of non-cash compensation expense	114,000	—	150,000	—

Adjusted EBITDA	$(370,283)	$(694,114)	$(785,429)	$(1,284,982)

Liquidity and Capital Resources

        On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Commission regarding disclosure that should be considered by registrants. Disclosure matters addressed by the release are liquidity and capital resources including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value, and effects of transactions with related and certain other parties. The following table sets forth the information in a format described in the release with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of June 30, 2002:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$43,237	$43,237	$—	$—	$—
Operating Leases	214,879	98,826	116,053	—	—
Capital leases	451,037	256,058	194,979	—	—
Office lease	234,504	156,336	78,168	—	—
Contractual service agreements	2,338,500	1,029,500	1,309,000	—	—

Total contractual cash obligations	$3,282,157	$1,583,957	$1,698,200	$—	$—

        As of June 30, 2002, the Company had $620,348 in cash and cash equivalents. This represents an increase of $486,152 compared to December 31, 2001. Cash used during the six month period ended

June 30, 2002 includes approximately $687,832 used in operations, as well as $92,187 used in investing activities and $1,266,171 provided by financing activities. Of the $1,266,171 of cash provided by financing activities, $1,614,806 represents cash received as a result of the reverse merger of VitalStream, Inc. into VitalStream Holdings, Inc. The $348,635 difference between the $1,614,806 of cash received and the $1,266,171 of cash provided by financing activities represents payments on capital leases, payments on notes payable and payment of costs associated with the issuance of stock in the VHI/VitalStream merger.

        On April 23, 2002, VHI consummated a merger pursuant to which a wholly-owned subsidiary of VHI merged with and into VitalStream, with VitalStream surviving as a wholly-owned subsidiary of VHI. Although from a legal perspective, VHI acquired VitalStream in the merger, from an accounting perspective, the merger is viewed as a recapitalization of VitalStream accompanied by an issuance of stock by VitalStream for the net assets of VHI. This is because VHI did not have operations immediately prior to the merger, and following the merger, VitalStream was the operating company. VitalStream's directors and officers now serve as the directors and officers of the new combined entity, VHI. Under the terms of the merger, VitalStream received assets of approximately $1,633,232, which included $1,614,806 in cash, and assumed specific liabilities approximating $9,600. Additionally, VHI incurred fees and other costs relating to the merger in the amount of $268,513.

        The Company anticipates making capital expenditures between $350,000 and $500,000 during the remainder of calendar 2002, generally for data center equipment, customer servers and related software.

        Management believes that cash on hand is sufficient to meet our current and future obligations until the time that the Company can sustain itself on its own internally-generated cash flow, provided that we manage our expansion and that we focus our acquisition activities to those that are a strategic fit. If we achieve positive cash flow, we expect to fund our operations through revenues from our ongoing business and equipment lease financing. If we are unable to obtain additional lease or bank financing, we may have to scale back our plans for growth, which would have a material adverse effect on future operations and financial results. If we are not able to reach positive cash flow, we will need to obtain additional financing from either the debt or equity capital markets. If we are unable to obtain such additional financing at a reasonable cost, or at all, we may have to restructure our cost structure, which would slow our growth and could have a material adverse effect on future operations and financial results.

        Notwithstanding the foregoing, we hope to be able to rapidly expand our operations during the balance of 2002 and into 2003 and we may seek to expand our operations through strategic acquisitions. If we engage in strategic acquisitions as planned, we will require additional financing in order to pay for the transaction costs of any mergers and/or acquisitions (e.g., legal, accounting, integration and working capital). We expect to generate such financing through private placements of securities. If we are unable to obtain such additional financing at a reasonable cost, or at all, we may have to forego acquisitions, which would slow our growth and could have a material adverse effect on future operations and financial results.

        Although we believe that our cash reserves at June 30, 2002 will be adequate, certain events, including the following, may cause those cash balances to be insufficient:

  •
  If we are unable to continue to obtain lease financing at all, or on terms agreeable to us;

  •
  If we incur a substantial loss of our customer or revenue base;

  •
  If our company were to experience an unexpected increase in governing regulations, lawsuit, investigation or other private or governmental act requiring the expenditure of substantial legal and/or other fees;

  •
  If our company, our regional economy or the national economy were to experience an unexpected or catastrophic disaster; or

  •
  If, as discussed above, we consummate any strategic acquisitions.

        If any of these, or a combination of any of these were to occur, our available cash balances at June 30, 2002 might not be sufficient, and in that event, we would need to obtain additional either debt or equity financing. There can be no assurance that we would be able to obtain additional debt or equity financing on terms that would be agreeable to us, or at all. See also the risks discussed in "Certain Factors" below.

Recently Issued Accounting Standards

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 on January 1, 2002, which eliminated goodwill amortization starting in fiscal year 2002.

Certain Factors

        If any of the adverse events described in the following factors actually occur or the Company does not accomplish necessary events or objectives described in the factors, its business, financial condition and operating results could be materially and adversely affected, the trading price of the Company's common stock could decline and shareholders could lose all or part of their investments. The risks and uncertainties described below are not the only risks the Company faces.

We have operated at a net loss throughout our limited operating history and may continue to operate at a net loss.

        VitalStream, Inc. was founded in March 2000 and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. VitalStream, Inc. has experienced net losses in each quarter since inception, with net losses of $4.96 million from inception until June 30, 2002. Although we have projected that we will begin generating positive cash flow from operations prior to the start of the fourth quarter of 2002, such projections are based on the assumption that our revenue will continue to grow at the same rate it has grown over the last several months and that we will incur no extraordinary expenses. Competition for new customers in our business is intense, and our revenue may not continue to grow at its current rate. In addition, we may incur extraordinary expenses in connection with acquisition transactions, expansion of our facilities or other events for which we have not budgeted. If our revenue does not continue to grow at its current rate, or if we incur significant unanticipated expenses, we may not achieve positive cash flow when projected, or at all.

        In addition, because of non-cash expenses such as depreciation and amortization, even if we reach positive cash flow, we may not reach income statement profitability. Achieving income statement profitability would require additional growth in our revenues in such an amount that the additional gross profit from those additional revenues would be sufficient to cover the non-cash expenses. We can provide no assurance that we will ever become profitable.

Our target market is new and may not grow at a pace that permits us to continue to grow.

        The market for Internet broadcasting services is new and rapidly evolving. We cannot be certain that a viable market for our services will emerge or be sustainable. Factors that may inhibit the development of a viable market for Internet broadcasting services include:

  •
  Content providers may be unwilling to broadcast over the Internet because of issues such as protecting copyrights, royalty payments to artists and publishers, illegal copying and distribution of data, and other intellectual property rights issues.

  •
  Consumers may decide not to acquire broadband connectivity to the Internet at anticipated rates because of, among other factors, poor reception of electronic broadcasts or the creation or expansion of competing technologies that provide a similar service at lower cost.

        If the market for Internet broadcasting services does not develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.

        Our past operating results have been subject to fluctuations, on a quarterly and annual basis. We may also experience significant fluctuations in future quarterly and annual operating results due to a wide variety of factors. Because of these fluctuations, comparisons of operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Factors that may cause operating results to fluctuate include, but are not limited to:

  •
  demand for and market acceptance of the Company's services;

  •
  introduction of new services or enhancements by us and our competitors;

  •
  technical difficulties or system downtime affecting the Internet generally or the Company's    network operations specifically;

  •
  the mix of services delivered by us or our competitors;

  •
  customer retention;

  •
  the timing and success of our advertising and marketing efforts and introductions of new services to our customers and the timing and success of the marketing efforts and introductions of new services to the customers of our resellers;

  •
  increased competition and consolidation within the streaming and Web hosting markets;

  •
  changes in our pricing policies and the pricing policies of our competitors;

  •
  gains or losses of key strategic relationships; and

  •
  other general and industry-specific economic factors.

        We cannot provide any assurances about the extent to which we will be successful in achieving any plans to increase the size of our customer base, the amount of services we offer or the amount, if any, of increase in revenues we will experience during the next fiscal year, or beyond. In addition, relatively large portions of our expenses are fixed in the short-term, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Also, if we were unable to continue using third-party products in its service offerings, our service development costs could increase significantly.

        In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment and we cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail spending on information technology, which could also affect our quarterly results in the future.

We may be unable to manage significant growth.

        In order to successfully implement our business strategy, we must establish and achieve substantial growth in our customer base through sales, through business acquisitions or a combination thereof. If achieved, significant growth would place significant demands on our management and systems of financial and internal controls, and will almost certainly require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. Moreover, significant growth would require an increase in the number of our personnel, particularly within sales and marketing, customer service and technical support. The market for such personnel remains highly competitive, and we may not be able to attract and retain the qualified personnel required by our business strategy. Further, if successful in attracting new customers, we will outgrow our present facilities, placing additional strains on our management in trying to locate and to manage multiple locations.

We may be unable to obtain capital necessary to continue operations and fuel growth.

        Our business plan contemplates continued expansion of our operations in the foreseeable future. If we are to grow as contemplated in our acquisition strategy, of which there can be no assurance, we will need to seek additional funding from the capital markets. We expect to fund our future capital requirements, if any, through existing resources, sales of our services and debt or equity financings. Additionally, we anticipate continuing to fund purchases of equipment necessary to provide service to our customers via lease and or bank lines of credit.

        We may not be successful in raising sufficient debt or equity capital on terms that we would consider to be acceptable, or at all. Failure to generate sufficient funds may require us to delay or abandon some of our future expansion or planned expenditures or to discontinue some of our operations, which would have a material adverse effect on our growth and our ability to compete in the electronic broadcasting industry.

We may be unable to compete successfully against existing or future competitors.

        Our current and future competitors in Internet broadcasting may include other digital content delivery providers, Internet broadcast network specialty providers and alternative access providers such as various cable television companies, direct broadcast satellite, DSL, wireless communications providers and other established media companies. Many of these competitors have greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, our competitors may be able to:

  •
  deploy new media-related products and services more quickly;

  •
  develop and expand their communications and network infrastructures more quickly;

  •
  adapt more swiftly to new or emerging technologies and changes in customer requirements;

  •
  take advantage of acquisition and other opportunities more readily; and

  •
  devote greater resources to the marketing and sales of their products.

        In addition, various organizations, including certain of those identified above, have entered into or are forming joint ventures or consortiums to provide services similar to our services.

Our services are subject to system failure and security risks.

        Our operations are dependent upon our ability to protect our network infrastructure against damage from natural disasters, such as fire, earthquakes and floods, as well as power loss, telecommunications failures and similar events. Most of our network and computer equipment, including components critical to our operations, are currently concentrated in one location in

California, which in the recent past has experienced threatened power shortages. The remainder of our equipment is in two, third-party data centers, one located in Ashburn, Virginia, and the other in Chicago, Illinois. The occurrence of a natural disaster or other unanticipated system or power failures could cause interruptions in the services we provide. Although we provide backup power solutions, power failures or the lack of expansion power within our location could cause interruptions in our service. Additionally, failure of one or several of our telecommunications providers to provide the data communications capacity we require as a result of natural disasters, operational disruptions or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

        Our networks are also subject to factors that could cause interruptions in service or reduced capacity for our customers. Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

  •
  We and our users may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others.

  •
  Unauthorized access may jeopardize the security of confidential information stored in our computer systems and our customers' computer systems, which may result in liability to our customers and also may deter potential customers.

  •
  We may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information.

  •
  There may be a systemic failure of Internet communications, leading to claims associated with the general unavailability of the Internet.

  •
  Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers.

  •
  Although we employ redundant systems virtually throughout our network, it is possible for equipment failure to disrupt service to our customers, which could materially impact our operations.

        The occurrence of any unauthorized access, computer virus, equipment failure or other disruptive problem could have a material adverse affect on our business, financial condition and results of operations.

We are dependent upon key personnel who may leave at any time.

        We are highly dependent upon the efforts of our senior management team, the loss of any of whom could impede our growth and ability to execute our business strategy. Although our principal managers have significant equity interests in the company, none are party to long-term employment agreements with the company. In addition, we believe that our future success will depend in large part on our ability to attract and retain qualified technical and marketing personnel for whom there is intense competition in the areas of our activities. The loss of the services of key personnel or the failure to attract or retain additional personnel as required could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to keep up with evolving industry standards and changing user needs.

        The market for Internet media-related services is characterized by rapidly changing technology, evolving industry standards, changing user needs and frequent new service and product introductions. Our success will depend in part on our ability to identify, obtain authorized access to and use third party-provided technologies effectively, to continue to develop our technical capabilities, to enhance our existing services and to develop new services to meet changing user needs in a timely and cost-effective manner. In addition, new industry standards have the potential to replace or provide lower-cost alternatives to our services. The adoption of such new industry standards could render our existing services obsolete and unmarketable or require reduction in the fees charged. Any failure on our part to identify, adopt and use new technologies effectively, to develop our technical capabilities, to develop new services or to enhance existing services in a timely and cost-effective manner could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to grow if methods of high-speed Internet access are not widely deployed.

        Our business is greatly enhanced by (and generally assumes adoption of) fundamental changes in the method of Internet access delivery to consumers. Currently, consumers access the Internet primarily via computers connected to public telephone networks through dial-up access or leased lines. A number of alternative methods for users to obtain high-speed access to the Internet, including cable modems, DSL, satellites and other terrestrial and wireless telecommunications technologies, collectively "Broadband Internet Access," currently provided by third-party suppliers are in use or are under development. We believe that these technologies need to be deployed to consumers on a large scale before the delivery of media entertainment over the Internet will be truly viable. The failure of Broadband Internet Access to gain rapid acceptance could have a material adverse effect on our ability to execute our business plan and consequently on our business, financial condition and results of operations. Recent financial difficulties and bankruptcies experienced by several high profile wholesale and consumer providers of broadband connectivity may negatively impact the growth rate and availability of Broadband Internet Access.

We are dependent upon third-party suppliers and may be unable to find alternative suppliers.

        We rely on other companies to supply key components of our network infrastructure, including telecommunications services, networking equipment and data center facilities, which are available only from limited sources. Additionally, we rely on third-party development of technology to provide media-related functionality, such as streaming media formats and payment processing. We do not have long-term agreements governing the supply of many of these services or technologies. There can be no assurance that we can continue to obtain such services or licenses for such technologies at a commercially reasonable cost.

        We are also dependent upon regional bell operating companies, and certain other local exchange carriers, Competitive Local Exchange Carriers, and other access providers to provide telecommunications services to our customers and to us. Certain of these telecommunications companies compete with us. Additionally, many of the access providers have experienced financial problems, and some have even gone into bankruptcy. We have, from time to time, experienced delays and interruptions in receiving telecommunications services, and there can be no assurance that we will be able to obtain such services on the scale and within the time frames we require at a commercially reasonable cost, if at all. Some of our suppliers, including the regional bell operating companies and certain other local exchange carriers, are currently subject to tariff controls and other price constraints, which in the future could be changed. Such regulatory changes could result in increased prices of services and products to us.

Providing services to customers with critical web sites and web-based applications could potentially expose us to lawsuits for customers' lost profits or other damages.

        Because our streaming and Web hosting services are critical to many of our customers' businesses, any significant interruption in those services could result in lost profits or other indirect or consequential damages to our customers as well as negative publicity and additional expenditures for us to correct the problem. Although the standard terms and conditions of our customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to it. A court might not enforce any limitations on its liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if the Company believes it would have meritorious defenses to any such claims. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by significant amounts, which would seriously harm our business and financial condition and liquidity.

We could face liability for information distributed through our network.

        The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as "spamming", can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We may, in the future, receive letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure that our customers will not engage in this practice, which could subject us to claims for damages.

        In addition, we may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on us or cause us not to be able to operate in those countries. The imposition upon us and other online services of potential liability for information carried on or distributed through our systems could require us to implement measures to reduce our exposure to this liability, which may require us to expend substantial resources, or to discontinue service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the growth of Internet use.

Increases in government regulation may have an adverse affect on our business.

        The services provided by telecommunications carriers are governed by regulatory policies establishing charges and terms for wireline communications. We are not a telecommunications carrier but we do provide Internet broadcasting services, in part, through data transmissions over private and public telephone lines provided by telecommunications carriers. Operators of value-added networks that utilize regulated transmission facilities only as part of a data services package currently are excluded from regulations that apply to "telecommunications carriers" and, as such, we are not currently subject to direct regulation by the Federal Communications Commission (the "FCC"). The FCC has to date treated companies providing services similar to those provided by us as "enhanced service providers," exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. If the FCC were to require Internet service providers like us to pay access charges or to contribute to the universal service fund when the Internet service provider provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service, the resultant increase in cost could have a material adverse effect on our operations and our financial condition.

        Additionally, electronic commerce on the Internet has been generally exempted from taxation at the federal and state levels since 1995. This exemption is occasionally under examination by the United States Congress, where there can be no assurance that it will continue. If the United States Congress or states enact new taxes on electronic commerce, it could have a material adverse effect on our business, financial condition and results of operations.

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.

        Our common stock is quoted on the Nasdaq OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or to obtain a fair price for our common stock in the market.

Our stock price is volatile and subject to manipulation.

        The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

  •
  Manipulation of our stock price by existing or future shareholders;

  •
  Announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors,

  •
  The adoption or amendment of governmental regulations and similar developments in the United States and abroad that may affect our products, financial markets in which our stock trades specifically or financial markets generally,

  •
  Disputes relating to patents or proprietary rights,

  •
  Publicity regarding actual or potential results relating to product candidates under development by us or a competitor,

  •
  Delays in product development,

  •
  Slow acceptance of our products in new or existing markets, and

  •
  Economic and other external market factors, such as a general decline in market prices due to poor economic indicators, lack of investor confidence or investor distrust.

Our ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of our common stock.

        Under our Articles of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. Our Board of Directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without shareholder approval. This issuance of such preferred stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the price of our common stock. The issuance of preferred stock without shareholder approval may also be used by management to stop or delay a change of control.

We may issue an additional approximately 13 million shares of common stock to the former shareholders of VitalStream, which could cause significant dilution of our common stock.

        Under the terms of our merger agreement with VitalStream, we agreed to issue up to approximately 13 million additional shares of our common stock to the former shareholders of VitalStream if certain financial performance and other thresholds are met. The issuance of the additional approximately 13 million shares of our common stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the market price of our common stock.

We have not declared any dividends with respect to our common stock.

        We have never paid cash dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future.

Our common stock may be a "low-priced stock" and subject to certain regulatory action that limits or restricts the market for such stock.

        Shares of our common stock may be deemed to be "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a penny stock is an equity security that

  •
  Is priced under five dollars;

  •
  Is not traded on a national stock exchange, the Nasdaq National Market or the Nasdaq SmallCap Market;

  •
  Is issued by a company that has less than $5 million dollars in net tangible assets (if it has been in continuous operation for less than three years) or has less than $2 million dollars in net tangible assets (if it has been in continuous operation for at least three years); and

  •
  Is issued by a company that has average revenues of less than $6 million for the past three years.

        Our common stock has a trading price below five dollars; our common stock is not trading on an exchange or NASDAQ; we have average revenues of less than $6 million; depending upon how governing rules are interpreted, we probably have not been in continuous operation for more than three years; and we have less than $5 million dollars in net tangible assets. Accordingly, we believe that our common stock is likely a "penny stock." At any time our common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

  •
  Certain broker-dealers who recommend our common stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

  •
  Prior to executing any transaction involving our common stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer's duties to the customer, a toll-free telephone number for inquiries about the broker-dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

  •
  In connection with the execution of any transaction involving our common stock, certain broker dealers must deliver to certain purchasers the following:

  •
  Bid and offer price quotes and volume information;

  •
  The broker-dealer's compensation for the trade;

  •
  The compensation received by certain salespersons for the trade;

  •
  Monthly account statements; and

  •
  A written statement of the customer's financial situation and investment goals.

        These requirements significantly add to the burden of the broker-dealer and limit the market for penny stocks. These regulatory burdens may severely affect the liquidity and market price for our common stock.

We may be subject to certain provisions of the California corporate code at various times.

        Because we are a Nevada corporation, the rights of our stockholders are generally governed by the Nevada Private Corporations Law. However, under Section 2115(a) of the California Corporations Code, we are subject to various sections of the California Corporations Code during any year if, on January 1 of such year, more than one-half of our outstanding voting securities are held by California residents and our principal business operations are located in California. We expect that, as of January 1, 2003, California residents will hold more than one-half of our outstanding voting securities and our principal business operations will be located in California. During any year that is the case, the rights of VHI shareholders will be altered by the effect of Section 2115(a) of the California Corporations Code. Although such provisions are designed to enhance the rights of shareholders, they may benefit some shareholders at the expense of others, limit management's ability to operate the Company and, in instances where Nevada and applicable California corporate law conflict, cause confusion about what laws govern the actions of VHI.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at risk for changes in foreign currency exchange rates.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        As previously disclosed, on April 23, 2002, VHI consummated a merger with VitalStream pursuant to which a wholly-owned subsidiary of VHI merged with and into VitalStream, with VitalStream surviving as a wholly-owned subsidiary of VHI. In connection with such, all of the outstanding shares of VitalStream capital stock were converted into the right to receive an aggregate of 15,228,521 shares of VHI common stock, representing approximately 69% of the outstanding shares of VHI following the merger. In addition, the approximately 80 former VitalStream shareholders will have the right to receive contingent consideration up to an additional 13,000,282 common shares of VHI, potentially increasing their aggregate ownership to approximately 80%.

        The merger transaction was effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act based upon the following: (a) the former VitalStream shareholders represented and warranted to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and/or had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the former VitalStream shareholders represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the former VitalStream shareholders were provided a disclosure document substantially equivalent to the prospectus included in a registration statement on Form S-4 describing the merger between VHI and VitalStream, (d) the former VitalStream shareholders acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

        In addition, in connection with the merger, VHI issued to its finder, 306,250 shares of VHI common stock and a warrant to purchase up to 1,000,000 shares of VHI common stock at an exercise price of $.40 per share at any time prior to October 22, 2003. VHI also issued to the finder for VitalStream two warrants to purchase up to an aggregate of 850,000 shares of VHI common stock at an exercise price of $.50 per share at any time prior to October 23, 2003.

        Each of these transactions was effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act based upon the following: (a) the finders represented and warranted to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and/or had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the finders represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the finders were provided certain disclosure materials regarding the merger between VHI and VitalStream and any and all other information requested with respect to the foregoing, (d) the finders acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

        During the quarter ended June 30, 2002, a note payable for $50,000 to one of the Company's officers was purchased by an employee of the Company. Immediately after the purchase, the note was converted into common stock of the Company at a price of $0.37 per share. In addition, during the quarter ended June 30, 2002, the Company engaged The Seidler Companies Incorporated ("Seidler") to provide investment banking and related services to the Company. As part of the retainer fee, the Company issued to The Seidler Companies a warrant to purchase 25,000 shares of common stock at an exercise price of $0.45 per share at any time on or before May 3, 2007.

        Each of these transactions was effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act based upon the following: (a) the purchasers represented and warranted to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the purchasers represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the purchasers were provided certain disclosure materials regarding VHI and its consolidated subsidiaries and any and all other information requested with respect to the foregoing, (d) the purchasers acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders.

        Commencing on or about June 14, 2002, we distributed to our shareholders a Consent Solicitation Statement and related consent seeking approval by majority written consent of a proposed amendment to our Articles of Incorporation changing our name from "Sensar Corporation" to "VitalStream Holdings, Inc." (the "Amendment"). There were 22,232,999 shares of our common stock eligible to vote on the Amendment. On or before July 15, 2002, the deadline for receipt of consents set forth in the Consent Solicitation Statement, we had received signed consents voting in favor of the Amendment from the holders of 11,863,462 shares of our common stock, which number was sufficient for approval of the Amendment. (The holders of 10,369,537 shares of our common stock did not return signed consents by the July 15, 2002 deadline). The Amendment was filed on or about July 17, 2002 and the name change became effective on July 26, 2002.

Item 5. Other Information

        Effective July 26, 2002, the name of our company was changed from "Sensar Corporation" to "VitalStream Holdings, Inc." During this year, we are taking various steps to strengthen the name recognition of VitalStream within its industry and in the financial markets. As part of this effort, we changed the name to VitalStream Holdings, Inc. to ensure that the name under which we are registered, our trading symbol and the name under which we do business all tie in as closely as possible to the "VitalStream" name and mark.

        In connection with our name change, the symbol under which our common stock is quoted changed from "SCII" to "VSTH." Our common stock continues to be quoted on the OTC Bulletin Board.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  See Exhibit Index attached hereto.

  (b)
  Reports on Form 8-K

          On April 24, 2002, we filed a Current Report on Form 8K disclosing the press release that was released on April 23, 2002 announcing the consummation of the merger transaction by which VitalStream, Inc. became a wholly-owned subsidiary of Sensar. On April 30, 2002, we filed a Current Report on Form 8K disclosing a change in control of Sensar Corporation, providing additional information about the VitalStream merger and disclosing the resignation and replacement of our directors in connection with the VitalStream merger.    On May 16, 2002, we filed an Amendment No. 1 to a Current Report on Form 8K/A providing additional business, management and financial information regarding VitalStream.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.
August 13, 2002 Date	By:	/s/ PAUL SUMMERS Paul Summers, President & Chief Executive Officer
August 13, 2002 Date	By:	/s/ PHILIP N. KAPLAN Philip N. Kaplan, Chief Operating Officer
August 13, 2002 Date	By:	/s/ KEVIN D. HERZOG Kevin D. Herzog, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
2.1	Agreement and Plan of Merger dated February 13, 2002, among Sensar Corporation, VitalStream Operating Corporation and VitalStream, Inc.	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 15, 2002
3.1	Articles of Incorporation, as amended November 3, 1987	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1988.
3.2	Certificate of Amendment to the Articles of Incorporation filed July 3, 1989	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1989.
3.3	Designation of Rights, Privileges and Preferences of the 1995 Series Preferred Stock	Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-59963
3.4	Designation of Rights, Privileges and Preferences of 1998 Series A Preferred Stock	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 13, 1998.
3.5	Certificate of Amendment to the Articles of Incorporation effective July 26, 2002	Filed herewith
3.6	Bylaws	Incorporated by reference to the Company's Registration Statement on Form S-4, SEC File No. 333-34298
4.1	Stock Purchase Warrant for dated April 23, 2002 issued to Brookstreet Securities Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
4.2	Stock Purchase Warrant dated April 23, 2002 issued to Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
4.3	Stock Purchase Warrant dated April 23, 2002 issued to Joe Kowal	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
4.4	Warrant dated May 3, 2002 issued to the Seidler Companies	Filed herewith
10.1	Registration Rights Agreement dated April 23, 2002, among the Company, Brookstreet Securities Corporation and Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.2	Registration Rights Agreement dated April 23, 2002, between the Company and Joe Kowal	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.3	First Amendment to Registration Rights Agreement, between the Company and Joe Kowal	Incorporated by reference to the Company's Registration Statement on Form S-2, File No. 333-96887, filed with the SEC on July 22, 2002.

10.4	Letter agreement dated May 3, 2002, between the Company and The Seidler Companies Incorporated	Filed herewith
10.5	Telecommunications Services Agreement dated June 12, 2002, between Williams Communications, LLC and the Company	Filed herewith
10.6	Master Services Agreement dated June 7, 2002, between Equinix Operating Co., Inc. and the Company	Filed herewith
10.7	Service Level Agreement dated April 23, 2002, between eWAN and the Company.	Filed herewith
99.1	Certification of Chief Executive Officer	Filed herewith
99.2	Certification of Chief Financial Officer	Filed herewith

QuickLinks

  PART I—FINANCIAL INFORMATION
VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2002 AND DECEMBER 31, 2001
VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTER AND SIX MONTH PERIODS ENDING JUNE 30, 2002 AND 2001
VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX