Form 10-Q
period 2002-09-30
VITALSTREAM HOLDINGS INC
filed 2002-11-14
CIK 789851

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

VITALSTREAM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	001-10013 (Commission File No.)	87-0429944 (IRS Employer Identification No.)
One Jenner, Suite 100 Irvine, California 92618 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (949) 743-2000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 7, 2002, the registrant had 22,703,719 Common Shares outstanding. The 22,703,719 Common Shares reported in the previous sentence (a) includes 1,951,956 shares for which certificates have not been issued but that former VitalStream, Inc. shareholders are entitled to receive upon their completion of certain paper work related to the merger that closed on April 23, 2002, but (b) does not include the 1,757,981 shares that the will be issued to former VitalStream shareholders during November 2002 as a result of the Company's reporting in this report that certain revenue targets were reached in the quarter ended September 30, 2002.

PART I—FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash	$220,157	$134,196
Accounts receivable, net of allowance for doubtful accounts of $40,258 and $38,206 at September 30, 2002 and December 31, 2001, respectively	312,268	181,740
Prepaid expenses	186,096	104,182
Other current assets	102,703	22,622

Total current assets	821,224	442,740

Fixed assets, net	939,897	915,415

Goodwill	961,900	961,900
Other assets	45,471	76,466

TOTAL ASSETS	$2,768,492	$2,396,521

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$730,193	$445,770
Accrued compensation	117,246	162,689
Deferred compensation	—	51,230
Note payable to officer	—	64,753
Current portion of capital leases	197,701	163,425
Accrued expenses	311,009	75,995

Total current liabilities	1,356,149	963,862

Capital lease liability	184,758	83,085
Long-term liabilities	—	20,000

	184,758	103,085

Shareholders' equity:
Series C convertible preferred stock, par value $0.01; authorized shares, 5,500,000; issued and outstanding 0 and 1,730,000 shares, respectively; liquidation preference, $865,000. These shares are those of the subsidiary, VitalStream, Inc.	—	17,300
Series B convertible preferred stock, par value $0.01; authorized shares, 914,634; issued and outstanding 0 and 225,461shares, respectively; liquidation preference, $1,848,780 These shares are those of the subsidiary, VitalStream, Inc.	—	2,255
Series A convertible preferred stock, par value $0.01; authorized shares, 5,333,340; issued and outstanding 0 and 5,333,340 shares, respectively; liquidation preference, $2,000,002 These shares are those of the subsidiary, VitalStream, Inc.	—	53,333
Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding 22,473,719 and 7,972,296 shares, respectively, Notes 2 & 4	22,473	109,671
Additional paid-in capital	6,700,065	4,901,931
Accumulated deficit	(5,494,953)	(3,754,916)

Total Shareholders' equity	1,227,585	1,329,574

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$2,768,492	$2,396,521

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE QUARTERS AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2002 AND 2001

	Quarter ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue, Note 2	$1,061,723	$477,738	$2,566,044	$1,015,285
Cost of revenue	531,766	272,586	1,275,710	650,010

Gross Profit	529,957	205,152	1,290,334	365,275
Research & development	61,547	76,007	196,693	215,470
Sales & marketing	361,017	368,926	1,152,012	1,047,750
General & administrative	635,194	428,801	1,758,001	1,237,304

Operating Loss	(527,801)	(668,582)	(1,816,372)	(2,135,249)
Other income (expense):
Interest income (expense)	(12,786)	(10,167)	(39,497)	9,442
Income tax expense	—	—	(1,600)	(1,600)
Other income (expense)	1,926	(5,109)	117,432	(5,109)

Net other income (expense)	(10,860)	(15,276)	76,335	2,733

Net Loss	$(538,661)	$(683,858)	$(1,740,037)	$(2,132,516)

Basic and diluted net loss per common share	$(0.02)	$(0.09)	$(0.10)	$(0.29)

Shares used in computing basic and diluted net loss per common share, Note 2	22,364,443	7,972,296	16,576,420	7,416,236

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2002 AND 2001

	Nine months ended September 30,
	2002	2001
OPERATING ACTIVITIES
NET LOSS	$(1,740,037)	$(2,132,516)
Adjustments to net loss:
Depreciation/amortization	520,252	295,096
Loss on sale of equipment	11,327	—
Other	(8,908)	—
Changes in operating assets & liabilities
Accounts receivable (net)	(139,271)	59,969
Prepaid expenses	(68,934)	(46,230)
Other assets	22,007	(26,863)
A/P	306,694	229,471
Accrued compensation	(87,763)	138,247
Accrued expenses	167,014	(72,717)

TOTAL CASH USED IN OPERATIONS	(1,017,619)	(1,555,543)

INVESTING ACTIVITIES
Redemption of certificate of deposit	—	60,709
Cash obtained from purchase of SiteStream	—	39,068
Additions to property & equipment	(150,500)	(304,564)
Sale of equipment on account	2,890	—
Proceeds from sales of equipment	6,713	—
Payments on purchase of SiteStream	—	(485,673)

NET CASH USED IN INVESTING ACTIVITIES	(140,897)	(690,460)
FINANCING ACTIVITIES
Payments on notes payable	(20,000)	(49,955)
Payments on notes payable to officer	(12,550)	(45,071)
Payments on capital leases	(129,447)	(64,593)
Advances from Sensar Corp.	500,000	—
Proceeds from issuance of stock for Sensar Corp.	1,114,806	—
Proceeds from exercise of stock options	60,181	—
Proceeds from sale of preferred stock	—	575,000
Payment of costs associated with the issuance of stock	(268,513)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,244,477	415,381

NET INCREASE (DECREASE) IN CASH	85,961	(1,830,622)
Cash at the beginning of the period	134,196	2,263,514

Cash at the end of the period	$220,157	$432,892

Supplementary disclosure of cash paid during the period for:
Interest	$43,127	$24,110
Income taxes	$1,600	$1,600
Equipment acquired under capital lease agreements	$254,076	$92,332

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
GENERAL

        Business—VitalStream Holdings, Inc. ("VHI" for acts after July 26, 2002, and Sensar Corporation ("Sensar"), for acts prior to July 26, 2002), together with its subsidiaries (collectively the "Company"), is a streaming media and managed services company that offers a broad range of business-to-business Internet products and services, including live webcasting, audio and video streaming, media hosting, network design, payment processing, encoding (via third-party resellers) and consulting services.

        On April 23, 2002, Sensar consummated a merger pursuant to which a wholly-owned subsidiary of Sensar merged with and into VitalStream, Inc. ("VitalStream") with VitalStream surviving as a wholly-owned subsidiary of Sensar. In the merger, all of the outstanding shares of VitalStream capital stock were converted into the right to receive shares of Sensar common stock representing approximately 69% of the outstanding shares of Sensar following the merger. In addition, if certain performance and other criteria are satisfied, the approximately 80 former VitalStream shareholders have the right to receive as contingent consideration an additional amount of common shares of Sensar, potentially increasing their aggregate ownership to approximately 80%. During the quarter ended September 30, 2002, the level of revenue reached $1,000,000, which results in the future issuance of contingent shares and option to purchase shares. The additional issuance is considered part of the initial transaction with Sensar, which was recorded as a recapitalization.

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

        Basis of Presentation—This report on Form 10-Q ("10-Q") for the third quarter ended September 30, 2002 should be read in conjunction with the Company's Amendment No. 1 on Form 8-K/A filed with the SEC on May 16, 2002. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        Basic and Diluted Income (Loss) Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the shares that would be issued upon the exercise of all outstanding stock options and warrants. Potential common shares have not been included in the calculation of weighted average shares used for the calculation of the diluted earnings per share, as their inclusion would have an anti-dilutive effect. Basic and diluted loss per share presented for periods prior to April 23, 2002 have been restated, using a conversion rate of .72693, to be consistent with the new capital structure of the surviving company VitalStream, after the merger with VHI.

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

4.
COMMON STOCK TRANSACTIONS

        During the quarter, two of the Company's former directors and executive officers exercised options to purchase 240,720 shares of the Company's common stock, at an exercise price of $0.25 per share.

        As a result of the merger between Sensar and VitalStream, all of the outstanding shares of VitalStream capital stock were converted into the right to receive an aggregate of 15,228,521 shares of

Sensar common stock. Pursuant to the VitalStream Merger Agreement, the former VitalStream shareholders are entitled to receive additional "contingent" shares of VHI common stock upon the occurrence of certain events. Under the VitalStream Merger Agreement, the former VitalStream shareholders and optionholders are entitled to receive an aggregate of 2,000,000 shares of and options on, VHI common stock if VHI's net revenue for any calendar quarter prior to March 31, 2003 exceeds $1,000,000. Because our revenues for the quarter ended September 30, 2002 exceeded $1,000,000, we expect to issue 1,757,981 shares of VHI common stock to the former VitalStream shareholders, and options to purchase 242,019 shares of VHI common stock to the former VitalStream optionees, both during the week following the filing of this report. In addition, the former VitalStream shareholders will have the right to receive as contingent consideration up to an additional 11,242,301 common shares of Sensar if certain performance and other targets are met.

        During the quarter, options to purchase 170,000 common shares of the Company were issued to six employees, and one of its directors. The options were issued under the Company's 2001 Stock Incentive Plan, with a per share exercise price of $0.52, the closing price of the stock on the date of the grant.

        During the quarter ended June 30, 2002, options to purchase 185,000 common shares of the Company were issued to six employees, two executive officers, and one of its directors. The options were issued under the Company's 2001 Stock Incentive Plan, with a per share exercise price of $0.47, the closing price of the stock on the date of the grant.

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

5.
SUBSEQUENT EVENTS

        On November 1, 2002, VHI and VitalStream Broadcasting Corporation ("Broadcasting"), a newly-formed wholly-owned subsidiary of VHI, entered into an Asset Purchase Agreement (the "Epoch Purchase Agreement") with Epoch Networks, Inc. and Epoch Hosting, Inc. (collectively, "Epoch"), pursuant to which Broadcasting has agreed to acquire the hosting and colocation business of Epoch, related equipment and a leasehold interest in a Los Angeles data center in exchange for $250,000 in cash and a number of shares of common stock of VHI constituting 16.5% of the outstanding shares of common stock of VHI on the closing date, subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement.

        The acquisition of the hosting and colocation businesses of Epoch pursuant to the Epoch Purchase Agreement is expected to be consummated during the fourth quarter of 2002. A more detailed description of the Epoch Purchase Agreement and related transactions, together with copies of key agreements, is set forth in the Current Report on Form 8-K filed by VHI on November 12, 2002. As of the date of this report, assuming consummation of the Epoch acquisition, the 16.5% of outstanding common stock issuable under the Epoch Acquisition Agreement represented approximately 4,833,690 shares of VHI common stock.

        On November 1, 2002, simultaneous with its execution of the Epoch Purchase Agreement, VHI entered into a Note and Warrant Purchase Agreement (the "Note Purchase Agreement") with Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P. (collectively, "Dolphin") pursuant to which Dolphin has agreed to invest $1.1 million dollars in VHI in exchange for Convertible Promissory Notes (the "Dolphin Notes") with an aggregate principal amount of $1.1 million and warrants to purchase common stock of VHI (the "Dolphin Warrants"). The Dolphin Notes are convertible into a number of shares of common stock of VHI constituting 13.2% of the outstanding shares of common stock of VHI on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition, subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and that may be issued to Epoch pursuant to the Epoch Acquisition Agreement. The Dolphin Warrants permit the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VHI immediately after the close of the Epoch acquisition, subject to adjustment on the same terms as the Dolphin Note, at an exercise price of $.3432 per share during a three-year term. As of the date of this report, the Dolphin Note is convertible into 4,455,014 shares of VHI common stock and the Dolphin Warrant is exercisable for 801,902 shares of VHI common stock.

        A description of the Note Purchase Agreement and related agreements, together with copies of key agreements, is set forth in the Current Report on Form 8-K filed by VHI on November 12, 2002.

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

        The following discussion summarizes the material changes in our financial condition between December 31, 2001 and September 30, 2002 and the material changes in our results of operations and financial condition between the three- and nine-month periods ended September 30, 2002 and September 30, 2001, respectively. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Amendment No. 1 on Form 8-K/A filed with the SEC on May 16, 2002.

Overview

        VitalStream Holdings, Inc. ("VHI", formerly named Sensar Corporation prior to July 26, 2002) was incorporated in 1986 in the state of Nevada. VHI historically engaged in the design, development, manufacturing, and marketing of analytical scientific instrumentation. After experiencing losses for several years, during 1999, VHI sold substantially all of its assets relating to its prior operations. On February 13, 2002 VHI enter into an Agreement and Plan of Merger (the "VitalStream Merger Agreement") with VitalStream, Inc. ("VitalStream") regarding the merger of VitalStream with a wholly-owned subsidiary of VHI. The VitalStream merger, in which the wholly-owned subsidiary of VHI merged with and into VitalStream, (resulting in VitalStream becoming a wholly-owned subsidiary of VHI), was consummated on April 23, 2002.

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

Proposed Epoch Acquisition

        On November 1, 2002, VHI and VitalStream Broadcasting Corporation ("Broadcasting"), a newly-formed wholly-owned subsidiary of VHI, entered into an Asset Purchase Agreement (the "Epoch Purchase Agreement") with Epoch Networks, Inc. and Epoch Hosting, Inc. (collectively, "Epoch"), pursuant to which Broadcasting has agreed to acquire the hosting and colocation business of Epoch, related equipment and a leasehold interest in a Los Angeles data center in exchange for $250,000 in cash and a number of shares of common stock of VHI constituting 16.5% of the outstanding shares of common stock of VHI as of the closing date, subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement. During the months preceding the signing of the Epoch Acquisition agreement, the hosting and colocation businesses of Epoch generated revenues of approximately $240,000 per month ($2,880,000 on an annual basis). VHI believes that it can retain substantially all of the Epoch customers following the acquisition and hopes to be able to further increase revenues by marketing VHI's other products and services to the former Epoch customers.

        The acquisition of the hosting and colocation businesses of Epoch pursuant to the Epoch Purchase Agreement is expected to be consummated during the fourth quarter of 2002. A description of the Epoch Purchase Agreement and related transactions, together with copies of key agreements, is set forth in the Current Report on Form 8-K filed by VHI on November 12, 2002. As of the date of this report, the 16.5% of outstanding common stock issuable under the Epoch Acquisition Agreement represented approximately 4,833,690 shares of VHI common stock.

Proposed Dolphin Investment

        On November 1, 2002, simultaneous with its execution of the Epoch Purchase Agreement, VHI entered into a Note and Warrant Purchase Agreement (the "Note Purchase Agreement") with Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P. (collectively, "Dolphin") pursuant to which Dolphin has agreed to invest $1.1 million dollars in VHI in exchange for Convertible Promissory Notes (the "Dolphin Notes") with an aggregate principal amount of $1.1 million and warrants to purchase common stock of VHI (the "Dolphin Warrants"). Dolphin indirectly owns an approximately 95% equity interest in Epoch. The Dolphin Notes bear interest at the rate of 10% per annum, require quarterly payment of accrued interest and are due and payable in full on the three-year anniversary of the issue date. The Dolphin Notes are convertible into a number of shares of common stock of VHI constituting 13.2% of the outstanding shares of common stock of VHI on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition, subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and that may be issued to Epoch pursuant to the Epoch Acquisition Agreement. The Dolphin Warrants permit the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VHI immediately after the close of the Epoch acquisition, subject to adjustment on the same terms as the Dolphin Note, at an exercise price of $.3432 per share during a three-year term. In addition, VHI has agreed to pay Dolphin a financing fee in shares of VHI common stock with a fair market value of $25,000 and to pay attorneys fees of $42,500. As of the date of this report, assuming consummation of the Epoch acquisition, the Dolphin Note is convertible into 4,455,014 shares of VHI common stock and the Dolphin Warrant is exercisable for 801,902 shares of VHI common stock.

        In connection with the Note Purchase Agreement, we entered into a Registration Agreement under which we agreed to register the re-sale of any shares issued to Dolphin pursuant to the conversion of the notes or upon the exercise of the warrants. Pursuant to an investor rights agreement, we granted Dolphin Equity Partners a right of first refusal on future issuances and, together with certain shareholders, agreed to appoint or elect a Dolphin appointee to VitalStream's board of directors.

        The funding, purchase and sale of the Dolphin Note and Warrant is expected to take place in two separate closings. The first closing, with respect to $409,000 in Dolphin Notes, is expected to occur on or about November 14, 2002. The second closing, if it occurs, will occur simultaneously with the consummation of the transaction contemplated by the Epoch Purchase Agreement. A description of the Note Purchase Agreement and related agreements, together with copies of key agreements, is set forth in the Current Report on Form 8-K filed by VHI on November 12, 2002.

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

  •
  Revenue Recognition. Revenues from continuing operations are primarily generated from fees for streaming media services, web hosting, managed services and sales of hardware. Streaming media service fees, which are typically usage-based, are recognized as the service is provided. Web hosting fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided. Revenue from equipment sales is recognized when delivery is complete. Service contracts (for streaming media services and web hosting services) are generally for periods ranging from one to 24 months and typically require payment at the beginning of each month.

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

Results of Operations

        The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	For the quarter ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.1	57.1	49.7	64.0

Gross Profit	49.9	42.9	50.3	36.0

Operating expenses:
Research & development	5.8	15.9	7.7	21.2
Sales & marketing	34.0	77.2	44.9	103.2
General & administrative	59.8	89.8	68.5	121.9

Operating Loss	(49.7)	(140.0)	(70.8)	(210.3)
Interest income (expense)	(1.2)	(2.1)	(1.5)	1.0
Income tax expense	0.0	0.0	(0.1)	(0.2)
Other income (expense)	0.2	(1.1)	4.6	(0.5)

Net other income (expense)	(1.0)	(3.2)	3.0	0.3

Net Loss	(50.7)%	(143.2)%	(67.8)%	(210.0)%

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

        Revenue.    Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware. Revenues increased from $477,738 for the quarter ended September 30, 2001, to $1,061,723 for the quarter ended September 30, 2002, an increase of 122.2%. This increase reflects the addition of a significant number of new clients and the increase in average per client service utilization within the installed base. We expect revenue to grow at an increased rate through 2002 and into the first half of 2003 as we expand our sales force, ramp up channel partnerships, increase our marketing efforts, and as VitalStream gains greater market recognition from potential customers. In addition, if the proposed acquisition of the hosting and colocation businesses of Epoch is consummated, we expect our monthly recurring revenue to increase by approximately $240,000 per month following the consummation of such transaction.

        Cost of Revenue.    Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $272,586 for the quarter ended September 30, 2001, to $531,766 for the quarter ended September 30, 2002. Cost of revenue as a percentage of revenue, however, decreased from 57.1% for the quarter ended September 30, 2001 to 50.1% for the quarter ended September 30, 2002. The increased cost in absolute dollars reflects the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue between the two quarters. The improvement in cost of revenue as a percentage of revenue mostly reflects our lower unit cost of bandwidth, which we obtained from our suppliers as a result of our increased bandwidth purchases. There was also improvement due to spreading the relatively fixed costs of core networking equipment over a larger client base. Whether or not we consummate the Epoch acquisition, we expect our unit cost of revenue to continue to decrease, albeit at a lower rate of decrease through the rest of 2002 and into the first half of 2003. This will occur as we achieve even greater economies of scale in our purchasing of bandwidth and networking equipment, as we are able to more efficiently distribute bandwidth amongst carriers and as we then spread these costs over an increasing customer base.

        Research and Development.    Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense decreased from $76,007 for the quarter ending September 30, 2001, to $61,547 for the quarter ending September 30, 2002. As a percentage of revenue, research and development decreased from 15.9% to 5.8% during the same periods, respectively. The absolute decrease in cost reflects lower payroll costs associated with developing and maintaining the MediaConsole. We expect research and development expense to increase in absolute dollars during the balance of 2002 and into the first half of 2003 as we develop additional technology related to our core product offering and to continue to decrease as a percentage of revenue as revenue increases.

        Sales and Marketing.    Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense was relatively flat between the two periods. Sales & marketing expense was $368,926 for the quarter ending September 30, 2001 and $361,017 for the quarter ending September 30, 2002. While the change in the expense was flat in absolute dollar terms, sales & marketing expense as a percentage of revenue decreased from 77.2% for the quarter ended September 30, 2001 to 34.0% for the quarter ended September 30, 2002. This decrease reflects improved marketing efficiencies obtained from targeted strategic marketing efforts combined with improved productivity within our sales force. We expect sales and marketing expense to increase incrementally in absolute terms and to continue to decrease as a percentage of revenue during the remainder of 2002 and through the first half of 2003 as we expand our sales force and further continue to increase sales and marketing productivity. If the Epoch acquisition is consummated, we expect that our sales and marketing costs will increase slightly in absolute terms as additional customer support personnel are added to handle the increased customer base; however, as a percentage of revenue, we anticipate that our sales and marketing expense would decrease further.

        General and Administrative.    General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $428,801 for the quarter ending September 30, 2001 to $635,194 for the quarter ending September 30, 2002. The quarter ending September 30, 2002 includes expenses primarily related to compensation expense for additional administrative personnel necessary to support a larger revenue base and customer count. Additionally, our insurance, legal and professional fees increased incrementally. Included in general and administrative expense for the quarter ended September 30, 2002 were two one-time, non-recurring expenses (collectively the "One-Time Expenses"). One expense was for approximately $31,500 relating to fees and legal expenses relating to an equity financing that we chose not to pursue. The other expense was for approximately $44,000 relating to assessed electricity costs to run the data center which were billed during the quarter, but related to prior periods. General and administrative expense as a percentage of revenue however, decreased from 89.8% for the quarter ended September 30, 2001 to 59.8% for the quarter ended September 30, 2002 (and from 89.8% to 52.7% if the One-Time Expenses are removed). This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed. We expect our general and administrative expense to decrease as a percentage of revenue in the balance of 2002 and into the first half of 2003 as costs increase at a lower rate than the rate at which revenue increases. If the Epoch acquisition is consummated, we expect that our general and administrative costs will increase slightly in absolute terms as additional administrative personnel are added to handle the increased revenue and customer base; however, as a percentage of revenue, we anticipate that our general and administrative expense will decrease due to the increased revenue base.

        Net Interest Expense.    Net interest expense increased from $10,167 for the quarter ended September 30, 2001 to $12,786 for the quarter ended September 30, 2002. The increase in net interest expense reflects less interest earned on smaller cash balances, as well as increased interest payments on new capital leases that started between October 2001 and July 2002.

        Net Loss.    Our net loss decreased from $683,858 for the quarter ending September 30, 2001 to $538,661 for the quarter ending September 30, 2002. Our net loss decreased due to the increased gross profit which the company generated for the quarter ended September 30, 2002, while decreasing its research and development expense and its sales & marketing expense in the same period. Additionally during the quarter ended September 30, 2002, while gross profit increased approximately 158.3%, general and administrative expense increased by only approximately 30.5% after removing the effect of the One-Time Expenses in the amount of approximately $75,500, as compared with the quarter ended September 30, 2001, respectively. We expect our net loss to decrease at a substantially accelerated rate in the fourth quarter as our revenue base expands, fixed costs remain relatively constant, personnel expense increases slower than revenue acceleration, and our unit cost of service decreases or remains flat. If the Epoch acquisition is consummated, and we are able to retain substantially all of the Epoch customers, we expect that our net loss will decrease dramatically as the substantial amount of gross profit is added with only incremental increases in sales and marketing and general and administrative expense.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Revenue.    Revenue consists primarily of fees for Internet broadcasting, including streaming media services, web hosting, managed services and sales of hardware. Revenues increased from $1,015,285 for the nine months ended September 30, 2001, to $2,566,044 for the nine months ended September 30, 2002. This increase reflects the addition of a significant number of new clients as well as the increase in average per client service utilization from the installed base. In addition, VitalStream did not have any client revenue prior to March 14, 2001, the date of the acquisition of SiteStream.

        Cost of Revenue.    Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $650,010 for the nine months ended September 30, 2001, to $1,275,710 for the nine months ended September 30, 2002. This increase reflects the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue between the two time periods. Cost of revenue as a percentage of revenue however, decreased from 64.0% for the nine months ended September 30, 2001 to 49.7% for the nine months ended September 30, 2002. This improvement reflects primarily our lower unit cost of bandwidth, which we were able to obtain from our suppliers as a result of the economies of scale.

        Research and Development.    Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense decreased modestly from $215,470 for the nine months ending September 30, 2001, to $196,693 for the nine months ending September 30, 2002. While R&D expense decreased in absolute dollar terms, as a percentage of revenue R&D expense also decreased from 21.2% for the nine months ended September 30, 2001 to 7.7% for the nine months ended September 30, 2002. This decrease is due to a much larger base of revenue for the latter period.

        Sales and Marketing.    Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense increased from $1,047,750 for the nine months ending September 30, 2001 to $1,152,012 for the nine months ending September 30, 2002. The increase in sales and marketing expenses in the amount of $104,262, was largely due to a substantially larger customer and revenue base. While sales & marketing increased in absolute dollar terms, as a percentage of revenue sales & marketing expense decreased from 103.2% for the nine months ended September 30, 2001 to 44.9% for the nine months ended September 30, 2002. This decrease reflects improved marketing efficiencies obtained from targeted strategic marketing efforts combined with improved productivity within our sales force.

        General and Administrative.    General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,237,304 for the nine months ending September 30, 2001 to $1,758,001 for the nine months ending September 30, 2002. The nine months ended September 30, 2002 includes the One-Time Expenses of approximately $75,500. After removing the effect of these One-Time Expenses, the increase in general and administrative expenses was primarily related to compensation expense for additional administrative personnel necessary to support a larger revenue base and customer count. Additionally, our insurance, legal and professional fees increased incrementally. However, general and administrative expense as a percentage of revenue decreased from 121.9% for the nine months ended September 30, 2001 to 68.5% (and from 121.9% to 65.6% if the One-Time Expenses are removed) for the nine months ended September 30, 2002. This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed.

        Net Interest Income (Expense).    Net interest income was $9,442 for the nine months ended September 30, 2001. Net interest expense was $39,497 for the nine months ended September 30, 2002. The increase in net interest expense reflects primarily increased interest payments on new capital leases and also less interest earned on smaller cash balances.

        Income Tax Expense.    Income tax expense was $1,600 for the each of the nine-month periods ended September 30, 2001 and 2002. This represents the $800 minimum tax payment for state income taxes for our operating subsidiary VitalStream, Inc. and its subsidiary, SiteStream, Incorporated.

        Net Loss.    Our net loss decreased from $2,132,516 for the nine months ending September 30, 2001 to $1,740,037 for the nine months ending September 30, 2002. Our net loss decreased due to an increase in gross profit of approximately 253.2% over the nine months ended September 30, 2001, while research & development expense decreased modestly and sales and marketing expense increased approximately 10%. Additionally, during the nine months ended September 30, 2002, while gross profit increased approximately 253.2%, general and administrative expense increased by only approximately 36.0% after removing the effect of the One-Time Expenses in the amount of approximately $75,500, as compared with the nine months ended September 30, 2001, respectively. The significant increase in our revenues coupled with only marginal increases in cost were the driving factors contributing to the decrease in net loss.

        Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

        The Company's adjusted EBITDA (loss from continuing operations, excluding interest income (expense), income taxes, depreciation and amortization), was a loss of $394,859 for the quarter ended September 30, 2002 and a loss of $1,178,688 (after adjusting for the non-cash amortization of compensation expense of $150,000) for the nine months ended September 30, 2002 compared with a loss of $561,879 for the quarter ended September 30, 2001 and a loss of $1,845,262 for the nine months ended September 30, 2001. The decrease in the loss was primarily due to significant increases in our revenue base coupled with only modest increases in our expense structure. Adjusted EBITDA does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. Adjusted EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. The Company's calculation of adjusted EBITDA may not be comparable to the computation of similarly titled measures of other companies.

        Reconciliation of loss from continuing operations to adjusted EBITDA is as follows:

	For the quarter ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Loss from continuing operations	$(538,661)	$(683,858)	$(1,740,037)	$(2,132,516)
Depreciation and amortization	131,016	111,812	370,252	295,096
Interest expense (income), net	12,786	10,167	39,497	(9,442)
Income tax expense	—	—	1,600	1,600
Amortization of non-cash compensation expense	—	—	150,000	—

Adjusted EBITDA	$(394,859)	$(561,879)	$(1,178,688)	$(1,845,262)

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

        The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of September 30, 2002:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$99,794	$90,418	$9,376	$—	$—
Capital leases	419,801	238,831	180,970	—	—
Office lease	195,420	156,336	39,084	—	—
Contractual service agreements	2,515,058	1,210,298	1,304,760	—	—

Total contractual cash obligations	$3,230,073	$1,695,883	$1,534,190	$—	$—

        As of September 30, 2002, the Company had $220,157 in cash and cash equivalents. This represents an increase of $85,961 compared to December 31, 2001. Cash used during the nine-month period ended September 30, 2002 includes approximately $1,017,619 used in operations, as well as $140,897 used in investing activities and $1,244,477 provided by financing activities. Of the $1,244,477 of cash provided by financing activities, $1,614,806 represents cash received as a result of the reverse merger of VitalStream, Inc. into VitalStream Holdings, Inc. The $370,329 difference between the $1,614,806 of cash received and the $1,244,477 of cash provided by financing activities represents payments on capital leases, payments on notes payable, proceeds from the exercise of stock options and payment of costs associated with the issuance of stock in the VHI/VitalStream merger.

        On November 1, 2002, VHI signed the Note Purchase Agreement with Dolphin, pursuant to which Dolphin has agreed to make a $1,100,000 investment in VitalStream through the purchase of Dolphin Notes and Dolphin Warrants. See "Dolphin Investment" above. If the Dolphin Notes and Dolphin Warrants are issued, we expect to use approximately $250,000 of the proceeds to pay the cash portion of the purchase price for Epoch's hosting and colocation businesses, $100,000 of the proceeds to pay investment banking fees associated with the Epoch acquisition, $42,500 for Dolphin's attorneys fees and an estimated $100,000 for legal fees incurred in connection with the transaction. We intend to use the remainder for capital expenditures and general operating expenses.

        We anticipate making capital expenditures between $200,000 and $250,000 during the remainder of calendar 2002, generally for data center equipment, customer servers and related software.

        Assuming we issue all of the Dolphin Notes and Dolphin Warrants, consummate the acquisition of Epoch's hosting and colocation businesses, and retain substantially all of the Epoch hosting and colocation customers, we expect that the cash obtained through the Dolphin investment, net of transaction fees and expenses related to the Dolphin and Epoch transactions, together with recurring operating revenues would be sufficient to meet our current and future obligations until the time that the Company can sustain itself on its own internally-generated cash flow.

        If we neither issue all of the Dolphin Notes and Dolphin Warrants nor consummate the acquisition of Epoch's hosting and colocation businesses, we believe that cash on hand would not be sufficient to meet our current and future obligations until the time that the Company can sustain itself on its own internally-generated cash flow, as we are currently operating the business. Accordingly, we anticipate that, if the Dolphin and Epoch transactions are not consummated, we will likely seek additional financing in the form of equipment lease financing, accounts receivable financing, other bank financing or the sale of debt or equity securities. If we are unable to obtain such additional financing at a reasonable cost, or at all, we could make some short-term limited cuts in our expense model to the point where we would be break-even from an operating cash flow perspective. By making these cuts we would be able to continue operating the business; however, such actions would slow our growth and could have a material adverse effect on future operations and financial results.

        Assuming that the Dolphin and Epoch transactions are consummated, we hope to be able to rapidly expand our operations during the balance of 2002 and into 2003, and we may seek to expand our operations through additional strategic acquisitions. If we engage in strategic acquisitions as planned, we expect that we would require additional financing in order to pay for the transaction costs of any mergers and/or acquisitions (e.g., legal, accounting, integration and working capital). We plan to generate such financing through private placements of debt or equity securities. If we are unable to obtain such additional financing at a reasonable cost, or at all, we may have to forego acquisitions, which would force us to rely exclusively on organically generated growth and could have a material adverse effect on future operations and financial results.

        Although, as stated above, in the event that we do not consummate the Dolphin and Epoch transactions, we believe that we could modify the expense structure of the business and operate at a break-even cash flow level, and thereby believe that our cash reserves at September 2002 could be adequate, certain events, including the following, may cause those cash balances to be insufficient:

  •
  If we are unable to continue to obtain lease financing at all, or on terms agreeable to us;

  •
  If we incur a substantial loss of our customer or revenue base;

  •
  If we were to experience an unexpected increase in governing regulations, lawsuit, investigation or other private or governmental act requiring the expenditure of substantial legal and/or other fees;

  •
  If our company, our regional economy or the national economy were to experience an unexpected or catastrophic disaster; or

  •
  If we are unable to make enough cuts in the expense structure to get the business to a break-even cash flow level;

  •
  If, after making the necessary expense cuts to get the business to break-even level the business is not able to be sustained with the remaining personnel or infrastructure.

        If any of these, or a combination of any of these were to occur, our available cash balances at September 30, 2002 might not be sufficient, and in that event, we would need to obtain additional either debt or equity financing. There can be no assurance that we would be able to obtain additional debt or equity financing on terms that would be agreeable to us, or at all. See also the risks discussed in "Certain Factors" below.

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

        VitalStream, Inc. was founded in March 2000 and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. VitalStream, Inc. has experienced net losses in each quarter since inception, with net losses of $5.49 million from inception until September 30, 2002. Competition for new customers in our business is intense, and our revenue may not continue to grow at its current rate. In addition, we may incur extraordinary expenses in connection with acquisition transactions, expansion of our facilities or other events for which we have not budgeted. If our revenue does not continue to grow at its current rate, or if we incur significant unanticipated expenses, we may not achieve positive cash flow when projected, or at all.

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

The Epoch and Dolphin transactions may not be consummated.

        We can provide no assurance that the Epoch and Dolphin transactions will be consummated. Although the Epoch Purchase Agreement and Note Purchase Agreement are definitive, binding agreements, each document contains various conditions precedent to the obligation of each party to close and provides that either party may terminate the agreement if all related transactions have not been consummated by December 15, 2002.

        The failure of the Company to consummate both the Epoch acquisition and the Dolphin financing may have various adverse effects, including the following:

  •
  We would be unable to recover, and may not have enough cash to pay, expenses that we have incurred in connection with our negotiation of the transactions and related due diligence;

  •
  We may be unable to continue operations in accordance with our current business plan without additional financing, which may not be available on reasonable terms, or at all;

  •
  Our ability to find investors for future financing transactions and targets for future acquisition transactions may be limited because of concerns about our ability to close;

  •
  Employee morale, and our ability to retain employees, may be damaged;

  •
  We may incur additional legal fees and other costs associated with the termination of the Epoch Purchase Agreement and Note Purchase Agreement and possible related litigation; and

  •
  If the initial closing on the Note Purchase Agreement has occurred (but the subsequent closing does not occur because of the failure of the Epoch acquisition to close), Dolphin would have received all of the Dolphin Warrants, investor rights, registration rights, restrictive covenants and related benefits in connection with the purchase of only $409,000 in Dolphin Notes.

There are numerous risks associated with consummation of the Epoch acquisition;

        If the Epoch acquisition is consummated, we would acquire certain assets and customers associated with the hosting and colocation business of Epoch in exchange for the issuance of VHI common stock. The consummation of such transaction involves, among other risks, the following risks:

  •
  Dilution: Under the Epoch Purchase Agreement, we have agreed to issue to Epoch 16.5% of the outstanding shares of common stock of VHI on the closing date, subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement. As of the date of this report, the 16.5% of outstanding common stock issuable under the Epoch Acquisition Agreement represented approximately 4,833,690 shares of VHI common stock. If the VitalStream shareholders receive all shares issuable under the contingent share provisions of the VitalStream Merger Agreement (and assuming that 30% of the revenues used to reach certain earnout targets are from Epoch customers), the number of shares issuable to Epoch under the Epoch Purchase Agreement would increase to 7,955,267 shares of VHI common stock.

  •
  Known and Unknown Liabilities: Although we have agreed to assume only specified liabilities of Epoch, as a result of our acquiring substantially all of the asset of Epoch, we may be compelled (under equitable doctrines or for other reasons) to assume various unknown liabilities of Epoch or liabilities that we did not expressly agree to assume, including various tax, environmental, and retirement plan liabilities.

  •
  Retention of Customers: The primary "asset" we expect to receive from Epoch is the recurring revenue from its existing hosting and colocation customers. Most of the customer agreements we are assuming are terminable by the customer with little advanced notice. Numerous customers may terminate their use of our services in connection with the Epoch acquisition. If such customers do terminate, we would have little or no recourse against such customers or Epoch.

There are numerous risks associated with consummation of the Dolphin financing;

        If the Dolphin financing is consummated in full, we would issue $1.1 million in Dolphin Notes and the Dolphin Warrants to Dolphin, sign an investor rights and registration agreement and take certain other actions in exchange for $1.1 million in cash. The consummation of such transaction involves, among other risks, the following risks:

  •
  Dilution: The Dolphin Notes are convertible into 13.2% of the outstanding shares of common stock of VHI on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition, subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and that may be issued to Epoch pursuant to the Epoch Acquisition Agreement. The Dolphin Warrants permit the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VHI as of the close of the Epoch acquisition, subject to adjustment on the same terms as the Dolphin Note, at an exercise price of $.3432 per share during a three-year term. As of the date of this report, assuming consummation of the Epoch acquisition, the Dolphin Note is convertible into 4,455,014 shares of VHI common stock and the Dolphin Warrant is exercisable for 801,902 shares of VHI common stock. If the VitalStream shareholders receive all shares issuable under the contingent share provisions of the VitalStream Merger Agreement (and assuming that 30% of the revenues used to reach certain earnout targets are from Epoch customers), the number of shares issuable to the holders of the Dolphin Notes would increase to 6,873,576 shares of VHI common stock, and the number of shares subject to the Dolphin warrants would increase to 1,237,244 shares of VHI common stock.

  •
  Restrictive Covenants: The Note Purchase Agreement contains various restrictive covenants limiting the ability of VHI to engage in significant financing, acquisition, disposition, and other transactions without the consent of the holders of the Dolphin Notes. Such restrictive covenants may limit our ability to expand in accordance with our business plans and may be used by the holders of the Dolphin Notes to obtain special concessions from the Company.

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

  •
  our consummation of any significant acquisition transaction;

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

        Because our streaming and Web hosting services are critical to many of our customers' businesses, any significant interruption in those services could result in lost profits or other indirect or consequential damages to our customers as well as negative publicity and additional expenditures for us to correct the problem. Although the standard terms and conditions of our customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to it. A court might not enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if the Company believes it would have meritorious defenses to any such claims. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by significant amounts, which would seriously harm our business and financial condition and liquidity.

We could face liability for information distributed through our network.

        The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We may, in the future, receive letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure that our customers will not engage in this practice, which could subject us to claims for damages.

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

We may issue an additional approximately 11.24 million shares of common stock to the former shareholders of VitalStream, which could cause significant dilution of our common stock.

        Under the terms of our merger agreement with VitalStream, in addition to the approximately 1.76 million shares of VHI common stock to be issued to the former shareholders of VitalStream as a result of the revenues reported in this report, we agreed to issue up to approximately 11.24 million additional shares of our common stock to the former shareholders of VitalStream if certain financial performance and other thresholds are met. The issuance of the additional approximately 11.24 million shares of our common stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the market price of our common stock. The issuance of such additional shares would also trigger the antidilution provisions of the Epoch Purchase Agreement, Dolphin Notes and Dolphin Warrants (if such transactions close), which would result in additional significant dilution, as described in "There are numerous risks associated with consummation of the Epoch acquisition" and "There are numerous risks associated with consummation of the Dolphin financing" above.

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

Item 4. Controls and Procedures

          (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act

          (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        Pursuant to the VitalStream Merger Agreement, the former VitalStream shareholders are entitled to receive additional "contingent" shares of VHI common stock upon the occurrence of certain events. Under Sections 1.4(b) and 1.4(c)(vi) of the VitalStream Merger Agreement, the former VitalStream shareholders and optionholders are entitled to receive an aggregate of 2,000,000 shares of, and options on, VHI common stock if VHI's net revenue for any calendar quarter prior to March 31, 2003 exceeds $1,000,000. Because our revenues for the quarter ended September 30, 2002 exceeded $1,000,000, we expect to issue 1,757,981 shares of VHI common stock to the former VitalStream shareholders, and options to purchase 242,019 shares of VHI common stock to the former VitalStream optionholders, both during the week following the filing of this report. Such shares will be issued in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act based upon factors set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 13, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

        Commencing on our about June 14, 2002, we distributed to our shareholders a Consent Solicitation Statement and related consent seeking approval by majority written consent of a proposed amendment to our Articles of Incorporation changing our name from "Sensar Corporation" to "VitalStream Holdings, Inc." (the "Amendment"). There were 22,232,999 shares of our common stock eligible to vote on the Amendment. On or before July 15, 2002, the deadline for receipt of consents set forth in the Consent Solicitation Statement, we had received signed consents voting in favor of the Amendment from the holders of 11,863,462 shares of our common stock, which number was sufficient for approval of the Amendment. (The holders of 10,369,537 shares of our common stock did not return signed consents by the July 15, 2002 deadline). The Amendment was filed on or about July 17, 2002 and the name change became effective on July 26, 2002.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  See Exhibit Index attached hereto.

  (b)
  Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITALSTREAM HOLDINGS, INC.
November 14, 2002	By:	/s/ PAUL SUMMERS
Paul Summers, President & Chief Executive Officer
November 14, 2002	By:	/s/ PHILIP N. KAPLAN
Philip N. Kaplan, Chief Operating Officer
November 14, 2002	By:	/s/ KEVIN D. HERZOG
Kevin D. Herzog, Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Paul Summers, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of VitalStream Holdings, Inc.;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ PAUL SUMMERS Paul Summers, Chief Executive Officer

I, Philip N. Kaplan, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of VitalStream Holdings, Inc.;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ PHILIP N. KAPLAN Philip N. Kaplan, Chief Operating Officer

I, Kevin D. Herzog, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of VitalStream Holdings, Inc.;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ KEVIN D. HERZOG Kevin D. Herzog, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Incorporation, as amended to date	Filed herewith
3.6	Bylaws	Incorporated by reference to the Company's Registration Statement on Form S-4, SEC File No. 333-34298
4.1	Form of Warrant (Dolphin)	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013
4.2	Form of Convertible Promissory Note (Dolphin)	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013
10.1	Asset Purchase Agreement dated November 1, 2002 among the Company, VitalStream Broadcasting Corporation, Epoch Hosting, Inc. and Epoch Networks, Inc.	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013
10.2	Note Purchase Agreement dated November 1, 2002 among the Company, Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P.	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013
10.3	Form of Investor Rights Agreement	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013
10.4	Form of Registration Agreement	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013
10.5	Internet Access Agreement dated August 30, 2002, between Verio, Inc. (d/b/a NTT/VERIO) and VitalStream, Inc.	Filed herewith
99.1	Certification of Chief Executive Officer	Filed herewith
99.2	Certification of Chief Financial Officer	Filed herewith

QuickLinks

  PART I—FINANCIAL INFORMATION
VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3 . Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders .
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX