Form 10-Q/A
period 2002-09-30
VITALSTREAM HOLDINGS INC
filed 2003-03-25
CIK 789851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (949) 743-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

As of November 7, 2002, the registrant had 22,703,719 Common Shares outstanding.  The 22,703,719 Common Shares reported in the previous sentence (a) includes 1,951,956 shares for which certificates have not been issued but that former VitalStream, Inc. shareholders are entitled to receive upon their completion of certain paper work related to the merger that closed on April 23, 2002, but (b) does not include the 1,757,981 shares that the will be issued to former VitalStream shareholders during November 2002 as a result of the Company’s reporting in this report that certain revenue targets were reached in the quarter ended September 30, 2002.

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed in order to revise Part II, Item 6. “Exhibits and Reports on Form 8-K” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002  (the “Form 10-Q”) in order to indicate in the Exhibit Index and in Exhibit 10.5 that portions of Exhibit 10.5 are have been omitted pursuant to Rule 24b-2, are subject to a confidential treatment request and have been separately filed with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  See Exhibit Index attached hereto.

(b)                                 Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A (Amendment No. 1) to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

March 24, 2003	By:	/s/ Paul Summers
Date	Paul Summers, President & Chief Executive Officer

March 24, 2003	By:	/s/ Philip N. Kaplan
Date	Philip N. Kaplan, Chief Operating Officer

March 24, 2003	By:	/s/ Kevin D. Herzog
Date	Kevin D. Herzog, Chief Financial Officer
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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Kevin D. Herzog
Kevin D. Herzog, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002, File No. 1-10013.

3.6	Bylaws	Incorporated by reference to the Company’s Registration Statement on Form S-4, SEC File No. 333-34298

4.1	Form of Warrant (Dolphin)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013

4.2	Form of Convertible Promissory Note (Dolphin)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013

10.1	Asset Purchase Agreement dated November 1, 2002 among the Company, VitalStream Broadcasting Corporation, Epoch Hosting, Inc. and Epoch Networks, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013

10.2	Note Purchase Agreement dated November 1, 2002 among the Company, Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013

10.3	Form of Investor Rights Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013

10.4	Form of Registration Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013

10.5	Internet Access Agreement dated August 30, 2002, between Verio, Inc. (d/b/a NTT/VERIO) and VitalStream, Inc.

	[Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request. ]	Filed herewith

99.1	Certification of Chief Executive Officer	Filed herewith

99.2	Certification of Chief Financial Officer	Filed herewith