Form 10-K
period 2002-12-31
VITALSTREAM HOLDINGS INC
filed 2003-03-31
CIK 789851

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIALS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-17020

VITALSTREAM HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0429944 (I. R. S. Employer Identification No.)

One Jenner, Suite 100
Irvine, California 92618
(949) 743-2000
(Address of principal executive offices and telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

Title of Class Common Stock, $.001 par value	Name of Each Exchange on which Registered Quoted on OTC Bulletin Board

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 25, 2003, there were 28,055,658 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of June 30, 2002 was approximately $3,832,695, computed at the closing quotation for the Registrant's common stock on June 28, 2002.

PART I

ITEM 1. BUSINESS

        This report on Form 10-K (this "Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Persons considering purchasing shares of our common stock are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors that May Affect Future Results" beginning on page 9 and elsewhere in this Report. The reader is also encouraged to review our other filings with the Securities and Exchange Commission describing other factors that may affect our future results.

Certain Background Information

        VitalStream Holdings, Inc. ("VitalStream Holdings") was incorporated in 1986 in the state of Nevada. Our principal executive offices are located at One Jenner, Suite 100, Irvine, California 92618, and our telephone number is (949) 743-2000.

        VitalStream Holdings historically engaged in the design, development, manufacturing, and marketing of analytical scientific instrumentation. After experiencing losses for several years, during 1999, VitalStream Holdings sold substantially all of its assets relating to its prior operations and abandoned certain development projects. On December 13, 2001, VitalStream Holdings signed a letter of intent with VitalStream, Inc. regarding the merger of VitalStream, Inc. with a wholly-owned subsidiary of VitalStream Holdings (the "VitalStream Merger"). The merger, in which VitalStream, Inc. became a wholly-owned subsidiary of VitalStream Holdings, was consummated on April 23, 2002.

        As of January 15, 2003, VitalStream Holdings, and its wholly-owned subsidiary VitalStream Broadcasting Corporation, entered into an Amended and Restated Asset Purchase Agreement (the "Amended Epoch Purchase Agreement") with Epoch Networks, Inc. and Epoch Hosting, Inc. (collectively, "Epoch") pursuant to which VitalStream Broadcasting Corporation acquired the rights of Epoch Networks and Epoch Hosting under their hosting and colocation contracts, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center and a certificate of deposit for $300,000 from Epoch Holdings (which serves as collateral on an assumed operating lease). For additional information on the VitalStream Merger, the Epoch Acquisition and related financing transactions, see "Significant Transactions Since January 1, 2002" below.

        Today, through our wholly-owned subsidiary VitalStream, Inc., we offer our customers a range of managed services including audio and video streaming, web hosting, live webcasting, web conferencing, network design, payment processing, encoding (via third-party resellers) and consulting. Through our wholly-owned subsidiary VitalStream Broadcasting Corporation, we offer hosting and colocation services to the customers we acquired from Epoch Hosting and Epoch Networks. Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage, broadcasting, hosting and related functions to VitalStream and its partners. Our business model relies upon leveraging our expertise and resources in audio and video streaming as well as web hosting technology to persuade customers to utilize our Internet broadcasting services, thereby allowing VitalStream, Inc. to build a base of recurring revenues from monthly or other periodic broadcasting fees.

        Throughout the remainder of this Report, the terms "we," the "Company" or similar terms refer to VitalStream Holdings, Inc., VitalStream, Inc., VitalStream Broadcasting Corporation and SiteStream Incorporated on a consolidated basis. When we desire to draw a distinction between VitalStream Holdings, Inc., VitalStream Broadcasting Corporation and VitalStream, Inc., we refer to VitalStream

Holdings, Inc., as "VitalStream Holdings," to VitalStream Broadcasting Corporation as "VitalStream Broadcasting" and to VitalStream, Inc. (together with SiteStream, Incorporated) as "VitalStream."

Business Model Post VitalStream Merger and Epoch Acquisition

        We offer our customers a range of managed services including audio and video streaming, web hosting, live webcasting, web conferencing, network design, payment processing, encoding (via third-party resellers) and consulting. Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the streaming, Web hosting, data storage and broadcasting functions to us. Our business model relies upon leveraging our expertise and resources in audio and video streaming as well as Web hosting technology to persuade customers to utilize our Internet broadcasting services, thereby allowing us to build a base of recurring revenues from monthly or other periodic broadcasting fees.

        An essential technology that we offer to our customers is a proprietary software platform called MediaConsole®. Using MediaConsole®, our customers can remotely control the distribution of their streaming media content. MediaConsole® offers advanced features that enable customers to package and sell their media content using pay-per-view or paid subscription to charge audience members. Other features include the ability to schedule when content will be available for broadcast over the Internet and the ability to insert advertising into the content. MediaConsole® also features pre-developed templates that automatically generate web pages that surround movies with custom graphics and advertisements to attract and interact with prospective audience members. In addition, web hosting customers can use MediaConsole® to perform website management tasks such as traffic reporting, e-mail account set-up, e-mail forwarding, and web-based e-mail access. The high level of integration between the streaming media and Web hosting functionality is, we believe, unique in the industry. The "point-and-click" functionality of the MediaConsole® simplifies the management of a customer's electronic media. MediaConsole® is engineered with open platform architecture, giving VitalStream the ability to add additional features to accommodate future technologies such as interactive television, gaming devices (e.g., the Microsoft Xbox) and wireless devices (e.g., cell phones). MediaConsole® is only available to customers using our broadcasting services and is not available for licensing on a stand-alone basis.

        MediaConsole® integrates directly into our accounting and customer support systems. A customer using the MediaConsole® can choose from a variety of service packages and modify those choices as needed for their business. Services requested using MediaConsole® are generally delivered without the involvement of customer service representatives. In addition, MediaConsole® automatically delivers the billing for such services to our accounting department. Due to this automation, we are able to achieve significant business efficiencies and personnel cost advantages in terms of customer account set-up and management.

        Our content delivery network is another essential technology that our customers use to host and broadcast their content. The network is engineered with high-performance equipment, telco-grade connectivity to multiple tier-1 providers and geographic diversity. The network features multiple data centers and geographically diverse points of presence. Each data center contains distributed server clusters to stream our customer's content.

Industry Background

        The Internet consists of a global network of thousands of interconnected computers and computer networks. By using the Internet, businesses, individuals, educational institutions and government agencies communicate electronically to access and share information and conduct business. The development of the World Wide Web and Internet-based technologies has allowed fundamental and structural changes in the way information is published, broadcast and retrieved, thereby lowering the cost of publishing information and expanding its potential reach. We believe that recent advances in audio and video streaming technology, coupled with an anticipated continued increase in broadband connectivity, will enable the Internet to eventually compete with television and radio as a medium for the widespread distribution of audio and video content.

        Streaming technology allows content developers to continuously transmit and playback audio and video content to listeners and viewers over the Internet without requiring the content to be downloaded before viewing on the recipient's personal computer. The projected future growth of demand for streaming media varies. Jupiter Media Metrix research suggests that the use of streaming video will shift from an emphasis on executive speeches and earnings announcements to employee training, sales meetings, product launches, collaboration and customer service. Further, business spending on streaming video technology is forecasted to grow to $2.8 billion in 2005 from $140 million in 2000; a CAGR of 82%. The firm further estimates that over 225,000 sites will pay fees for streaming media services in 2005 from an estimated 21,000 corporate facilities in 2001. It is anticipated that many enterprises will choose to outsource such streaming media services rather than invest in extensive in-house media infrastructure in the short term.

        Overall, Aberdeen Group expects the worldwide digital content distribution market to reach $10 billion by 2005. Frost & Sullivan estimates the market for content delivery will reach $12.1 billion in 2007 from $900 million in 2000 (CAGR of 45%), and suggests that hardware/software solutions that guarantee reliable delivery of content will become imperative as companies around the world face an Internet traffic bottleneck. We believe that the transformation of telecom today lies in the expansion of broadband Internet communications and services. ARC Group expects the number of North American households with a broadband connection to approach 70 million by 2007 and for broadband users to outnumber narrowband users by 2006.

        Consumer applications for streaming media include broadcasting audio and video entertainment programming, interactive television, advanced online video games and pay-per-view distribution of musical, theatrical, sporting and other entertainment events. Business applications center on corporate communications with customers, employees and business partners over the Internet or through use of intranets, including employee training, sales calls, product launches, financial conferencing, press and other video conferencing and management presentations.

        As streaming technology continues to improve, and business and consumer access to broadband connections increases, we believe the demand for Internet content distribution solutions will increase dramatically. The conversion of audio and video content into a streaming media format that can be distributed electronically is a technologically and artistically complex process. Selecting the equipment, the software and the distribution model appropriate for certain streaming applications requires technical expertise that many content providers do not have. In addition, constructing and maintaining the server network infrastructure and the broadband connectivity to the Internet on a stand-alone basis is costly and may distract from the customer's content development efforts. Our goal is to provide an end-to-end solution to address all of these needs.

Target Market Segments

        We have targeted several industry segments that we believe to be responsive to a comprehensive outsource solution to their Internet broadcasting needs. These include:

        Corporate Business:    Businesses are increasingly turning to electronic communications to operate faster and more efficiently. Companies can reduce travel costs by putting meetings and other internal communications online. Other electronic opportunities for corporate efficiency include online advertising, trade shows, press conferences, employee training and product demonstrations.

        Media and Entertainment:    This segment consists of movie studios, filmmakers, news broadcasters, talk broadcasters, and sports broadcasters. Targeted businesses in this market require services for encoding, film promotion, pay-per-view, short film streaming, full-length film streaming, subscription services, live broadcasts, and more. Generating revenues from media distribution, increasing audience size, gathering market data and digital rights management (including security) are the key issues to the media and entertainment industry.

        Music and Radio:    Radio stations and musicians benefit from increasing the reach of their content. By streaming programming over the Internet, they can increase the size of their potential listening audience into areas not reachable by their conventional broadcast signal, effectively allowing their content to be available around the world.

        Education:    Community colleges, universities and other educational organizations can expand upon current course offerings with live or recorded audio and video webcasting. Many of these institutions are already equipped with broadband access and have an Internet savvy student population. Internet broadcasting allows educational institutions to give students and teachers access to classes whenever and wherever they want.

        Interactive Gaming:    Interactive gaming has become increasingly popular, with many new computer games offering online functionality in which players can interact with other players, play against other players over the Internet or stream or download new scenes or worlds for their games. Internet broadcasting raises the appeal of new games for many gamers, and can be a competitive advantage for interactive game companies.

        Our business strategy is to provide a full range of products and services that enable our customers to broadcast their audio and video content and other forms of media over the Internet without requiring in-house technical expertise. We have developed, through our proprietary MediaConsole® technology and our significant investment in customer support and sales support training, expertise in enabling content providers to conduct digital broadcasting activities in a manner customized to their particular needs. We earn revenues from these activities through recurring service and equipment rental fees, through one-time setup and consulting fees and through acting as a value added reseller of third party software and equipment. More importantly, the availability of our technology and value-added services serves as a means to attract customers to our broadcasting services, thereby allowing us to build a base of recurring revenues that will grow as the needs of our customers grow.

        To attract customers, we have formulated a market strategy that employs multiple channels to get our message out to likely users of our products and services. These channels include advertising through print and electronic media, recruitment of resellers, bundling and referral arrangements with industry partners that offer complementary products and services, participation in trade shows and participation in seminars and other educational forums directed to content providers.

Products and Services

        We offer a comprehensive menu of products and services designed to meet the needs of our customers in our various target market segments to broadcast their content over the Internet. These products and services include the following:

  •
  Streaming. We have significantly automated the process of setting up media for Internet broadcasting, managing the streaming process and, for customers seeking revenues from the distribution of their content, generating and tracking such revenues. Utilizing the MediaConsole® technology platform, customers can setup Internet websites from which their content can be ordered and then streamed over the Internet. VitalStream supports the industry- leading streaming formats, including Microsoft Windows Media, Apple QuickTime, Macromedia Flash MX and Real Networks' Real Video and Real Audio. Using MediaConsole®, a customer can generate revenues from the distribution of their content, including pay-per-view (charging a fee for one or more viewings of the content). Additionally, using MediaConsole's® authentication technology which protects content, customers can generate revenue via syndication (packaging content for distribution via various websites in exchange for royalties), subscription (charging a periodic fee for allowing access to the content for a period of time) and affiliate sales (selling content through one's own website, with referral fees paid to the owners of referring sites, or "affiliates"). Content providers can also generate revenues from inserting advertising into the content itself or onto their website. Each view of an ad can be tracked, allowing content providers to charge advertisers by the view. Customers who rely on numbers for their daily business can run up to the minute audience reports in formats ranging from summary to very detailed.

  •
  Managed Services. For our larger streaming and hosting clients, we offer managed hosting solutions in which the customer can rent space on our IBM dedicated server(s) or colocate their own server within our network. There are many advantages to the customer who wishes to colocate or rent a managed web server. Such customers can control their own access password, set the operating parameters of the server and perform upgrades to the hardware and software configuration as needed. A customer wishing to colocate can purchase a compatible server either from us or from any number of other sources for prices ranging from $2,000 to $5,000 for basic models. Additionally, VitalStream can provide firewall, load balancing and data protection services to its managed services clients. Through our relationship with IBM, we can offer server rental to qualified customers who wish to rent their equipment.

  •
  Hosting. Completely integrated with our streaming offerings, we permit content providers to upload and maintain their complete websites on our shared network of high-speed servers. Our hosting services include server and network monitoring, reporting and ongoing maintenance and backup. Also included in the monthly or other periodic fee is access to the MediaConsole® with our many functions as elsewhere described herein, including e-mail account management and traffic reporting. These services can be provided via the Solaris and Linux UNIX platforms and the Windows XP, 2000 & NT 4.0 platforms. This allows the content provider to maintain ownership of our various software applications and content while we provide the appropriate hardware, operating systems and technical expertise in managing the overall site. With numerous customers sharing the server network, we are able to take advantage of economies of scale to offer a high quality of service for a minimal monthly or other periodic fee.

  •
  Encoding. Encoding is the process of converting captured content into a digital format capable of being streamed over the Internet. We can arrange for the conversion of media content from virtually any commercially available input format into all of the major streaming media formats across a broad range of transmission speeds. We offer encoding services via our partnership arrangements with several encoding and production houses.

Content Delivery Network

        VitalStream has engineered a Content Delivery Network that features high-performance equipment, heavy connectivity to multiple tier-1 providers and geographic diversity. The network is composed of multiple data centers and geographically diverse points of presence. Each data center contains distributed server clusters to stream our customer's content.

        VitalStream has (or has access to) multiple data centers and POPs (points of presence) around the world. In California, VitalStream has two central data centers located adjacent to Hollywood, one of the largest media centers in the world. In downtown Los Angeles, we have a 14,000 square foot data center, located in a former bank facility that provides VitalStream customers with a secure and reliable environment to deliver their media content. Security and environmental systems include multi-layer identity control procedures, armed security staff and closed circuit video surveillance systems. Power is supplied via multiple 34,800-Volt lines with a capacity of 31,000 amps. Four 750 KVA 4,000 amp UPS modules prevent power interruptions. Five emergency generators featuring the capacity to generate a total of 5650 KW, enough to supply a city of 20,000 people and to provide long-term power backup. Five centrifugal chillers with a capacity of 4,000 tons supply chilled water to HVAC distribution units. The second California data center, which is located in Irvine, California, features multi-gigabit network connectivity.

        Each data center maintains diverse connections to multiple tier-1 backbone providers. This multi-homed network design helps minimize exposure at congested peers. VitalStream's close proximity to other backbone providers insures that additional bandwidth capacity can be added relatively quickly when needed. VitalStream's network is architected using hardware from leading brands such as Cisco Systems, Extreme Networks, Nortel Networks and IBM. Distributed clustering technology for streaming and hosting services allow us to scale as needed based on customer demand. VitalStream's access to multiple network backbones combined with distributed clustering ensures that customer streams are delivered at a high quality.

        Peering with diverse tier-1 backbone providers gives VitalStream customers an excellent safety net against connectivity or performance problems. Delivering your content from geographically clustered systems provides additional protection from individual system failure. Our intelligent media distribution process is continuously monitored to assess performance metrics and individual server health. This real-time analysis allows us to route traffic around heavily utilized or failed server nodes. VitalStream also employs neutral third party performance analysis to help us guarantee reliability and performance.

        Firewalls, proxies and private networking are extensively used to help secure critical systems from potential intruders. VitalStream's systems and networks are also proactively monitored for security vulnerabilities and malicious activity. Various encryption services are available to help our clients protect their valuable content. Multiple scanning tools and intrusion detection systems are also used to help protect customer data. We also employ a staff of security experts to quickly respond to security related incident(s).

        Equipment designated for customer use is proactively monitored and maintained twenty-four hours a day, every day of the year. Regular backups, including periodic off-site storage, are available for streaming and managed server clients, as are the routine, timely installation of security and operating system patches and service packs.

        We believe that our network infrastructure provides the speed and reliability to adequately address the needs of our targeted customer base and the stringent requirements of streaming media technologies.

Sales and Marketing

        We use multiple channels to reach prospective customers in our target market of content providers. Management believes that the key to building our customer base is to increase our name recognition and to become a "branded leader" in terms of providing digital broadcasting solutions. Targeted e-mail and telemarketing efforts using widely available customer lists of competitors are one of the most cost-effective and scalable lead generation vehicles available to us. We also seek to gain publicity through press and wire releases, press tours, editorial reviews, trade shows and interviews.

        A principal channel that we utilize to generate new business is our relationships with resellers, or companies that resell our services to their own base of customers at a mark-up. Resellers include web designers, computer resellers, encoding and production houses and similar businesses. We offer discounted set-up and monthly pricing packages based on the volume of business the reseller maintains, including "switchover" promotions to provide incentives to resellers doing business with other companies. We have a lead referral program in which we offer referrals to our resellers, which builds goodwill with the resellers and the customers, and in turn generates new accounts for us. Resellers can also private label brand their names on our MediaConsole® extended to their customers, and can receive e-mail referrals of visitors to the reseller oriented pages on our website.

        In addition, we register ads and "keyword" listings with various search engines and other industry specific Internet sites, and we regularly update our listings with search engines and other online directories. We also maintain extensive information on our services and products on our website, which acts as a working example of the potential of streaming media technology. Existing or prospective customers are able to visit the website, read electronic literature, request additional information, select products and services and place online, secure orders.

        Another marketing strategy we employ is to "bundle" our message with products and services of our industry partners and others. In a bundling arrangement, a vendor includes an ad regarding our services in its packaging or other materials, often times in exchange for a reciprocal arrangement with us for services. We maintain a number of referral (or affiliate) relationships with other vendors as part of our effort to maximize our product mix and/or to receive reciprocating referrals from such vendors, and we are proactively seeking additional referral partners. For example, in April 2001, we entered into a bundling arrangement with Microsoft wherein we agreed to support and promote Microsoft's FrontPage Version 2002 software and SharePoint Team Services in exchange for which Microsoft agreed to promote our services through a printed insert in the boxes of such products and on Microsoft's FrontPage website. Also, in September 2002, we entered into a bundling arrangement with Macromedia wherein we agreed to support and promote Macromedia's Flash Communication Server MX software in exchange for which Macromedia agreed to promote our services through its sales force and Macromedia's website.

        Another customer acquisition and brand building strategy is to advertise in industry specific print publications. We intend to direct a portion of our advertising budget towards limited print media opportunities, and we will carefully measure the responses received by each publication and adjust the distribution of our print ad dollars accordingly.

Dependence on Certain Customers

        A privately held media company, RK Netmedia, Inc. represents approximately 15% of VitalStream's revenue. RK Netmedia has been a client of VitalStream since the SiteStream merger in March 2001 and was a SiteStream client for approximately one year before that. The loss of RK Netmedia as a customer would be likely to have a material adverse affect on VitalStream's operating results. No other customer represents more than 10% of revenue as of December 31, 2002.

Competition

        The streaming media industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. We compete with other companies that provide streaming media services, audio and video conferencing, and web hosting including Internet business services broadcasters and hosting service providers. Many of our current competitors have historically focused on providing Internet infrastructure (e.g., multiple data centers and extensive access to broadband connectivity). Without targeted, value-added technologies (such as our MediaConsole®) this market has become fragmented and commoditized. In addition, many "pure-play" web hosting providers lack the broadcast specific expertise required to support our target market.

        Streaming media service providers such as Akamai, Speedera, and a Cable and Wireless service (formerly Digital Island), have made large capital investments into marketing their brand name and into network architecture including "edge-caching" services. Edge-caching service providers seek to distribute broadcast servers at diverse geographical locations so that transmitted content can originate from a point closer to the end-user. This is intended to minimize the risk that the content will encounter potential congestion (and therefore transmission slowdown) on the Internet's national and international backbone cables. Management believes that many of our competitors in both the streaming media and web hosting markets have a significant cost structure disadvantage that is reflected in the prices that they charge their customers as well as their own operating margins.

        Web hosting competition is highly fragmented and comes from hundreds of companies ranging from small, independent shops to large telecommunication companies to consulting firms to Internet service providers. As the specific services offered by each competitor vary greatly, we are likely to come up against different competitors for a particular client web hosting request-for-proposal depending on the specific services requested.

        We also compete with website operators and content publishers that employ in-house personnel to develop and manage streaming media technology. Since our business is dependent on the overall success of the Internet as a communications medium, we also compete with traditional media such as radio and television.

        Principal competitive factors include service, reliability of service, processing time, ease of access and use, customer support, transmission quality, operating experience and price. We believe that our services are comparable to those of our current, known competitors in terms of service, reliability, and account set-up processing time, ease of access and use, customer support and transmission quality. In general, we are able to offer our services for a lower price than competitors offering similar quality, speed and support.

        Many of our current and potential competitors, however, have longer operating histories, larger customer or user bases, and significantly greater financial, marketing and other resources. These competitors can devote substantially more resources than we can to business development and may adopt aggressive pricing policies. In addition, larger well-established and well-financed entities may acquire, invest in or form joint ventures with competitors as the use of the Internet and other online services increases.

Intellectual Property

        We have registered the VitalStream®, MediaConsole® and NetCluster™ trademarks with the United States Patent and Trademark Office. Additionally, we have registered the VitalStream mark in the European Union with a filing date concurrent with the United States filing. We have not attempted to obtain registered copyrights or patents on any of our software programs, methods or other ideas, but we believe that some of our computer code underlying certain of our programs may have common law copyright protection.

        In September 2002, we publicly announced the development of our next generation MediaConsole® Pro platform, which includes a set of new features designed to address the needs of enterprise streaming customers such as support for the Microsoft Windows Media 9 Series platform. Significant features also include: new web services (providing customers with the ability to profit from their media by easily plugging in their existing subscription services, user database, e-commerce applications and other services with MediaConsole® Pro), improved real-time reporting, enhanced stream security including support for the latest Windows Media 9 Series digital rights management features, and global scalability achieved using a distributed network architecture with intelligent traffic routing to deliver improved stream performance and advanced fail-over protection. We anticipate release of MediaConsole® Pro in the Second Quarter of 2003.

        We have entered into confidentiality, work for hire and non-disclosure agreements with all of our employees, and certain of our vendors and customers in order to limit access to and dissemination of our proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our trade secrets will prove sufficient to prevent misappropriation of such data.

        During the 2002 and 2001 fiscal years, we spent $271,604 and $274,232 on company-sponsored research and development, respectively. During the period from inception (March 9, 2000) through December 31, 2000, we spent $164,858 on company-sponsored research and development. None of our research efforts to date have been sponsored by customers.

Employees

        As of March 1, 2003, we had a total of 45 employees, 29 in sales and marketing, 4 in research and development and 12 in general and administrative. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with employees to be good.

Factors That May Affect Future Results

        Before you invest in the shares of our common stock that may be offered pursuant to this prospectus, you should be aware that such investment involves the assumption of various risks. You should consider carefully the risk factors described below together with all of the other information included in this prospectus before you decide to purchase any shares of our common stock.

We have operated at a net loss throughout our limited operating history and may continue to operate at a net loss.

        VitalStream, Inc. was founded in March 2000 and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. We have experienced net losses in each quarter since the inception of VitalStream, with net losses of $5.94 million from inception until December 31, 2002. In addition, Epoch Hosting, Inc. and Epoch Networks, Inc. generated net losses on their hosting and colocation business prior to selling related assets to us. Although we have projected that we will begin generating positive cash flow from operations during early 2003, such projections are based on the assumption that our revenue will continue to grow at the same rate it has grown over the last several months, that we will retain substantially all customers acquired from Epoch Hosting and Epoch Networks and that we will incur no unanticipated or extraordinary expenses. Competition for new customers in our business is intense, and our revenue may not continue to grow at its current rate, or at all. In addition, we may incur extraordinary expenses in connection with additional acquisition transactions, expansion of our facilities or other events for which we have not budgeted. If our revenue does not continue to grow at its current rate, we are unable to retain substantially all of the Epoch Hosting and Epoch Networks customers or if we incur significant unanticipated or extraordinary expenses, we may not achieve positive cash flow when projected, or at all.

        In addition, because of non-cash expenses such as depreciation and amortization, even if we reach positive cash flow, we will not have reached financial statement profitability. Achieving financial statement profitability would require additional growth in our revenues in such an amount that the additional gross profit from those additional revenues would be sufficient to cover the non-cash expenses. We can provide no assurance that we will ever become profitable.

Our target market is new and may not grow at a pace that permits us to continue to grow.

        The market for Internet broadcasting services is new and rapidly evolving. We cannot be certain that a viable market for our services will emerge or be sustainable. Factors that may inhibit the development of a viable market for Internet broadcasting services include:

  •
  Content providers may be unwilling to broadcast over the Internet because of issues such as protecting copyrights, royalty payments to artists and publishers, illegal copying and distribution of data, and other intellectual property right issues.

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

We have a acquired certain assets and customers associated with the hosting and colocation business of Epoch in exchange for cash and the issuance of VitalStream Holdings common stock. Such acquisition involves, among other risks, the following risks:

  •
  Dilution: Under the Amended Epoch Purchase Agreement, we have issued Epoch 3,498,419 shares of common stock, which number is subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream, Inc. shareholders under the contingent share provisions of our Agreement and Plan of Merger with VitalStream (the "VitalStream Merger Agreement"). If the VitalStream shareholders receive all shares issuable under the contingent share provisions of the VitalStream Merger Agreement (and assuming that 30% of the revenues used to reach certain earnout targets are from Epoch customers), the number of shares issuable to Epoch under the Amended Epoch Purchase Agreement would increase by 2,987,313 shares to a total of 6,485,732 shares of VitalStream Holdings common stock.

  •
  Known and Unknown Liabilities: Although we have agreed to assume only specified liabilities of Epoch, as a result of our acquiring substantially all of the assets related to the hosting and colocation businesses of Epoch, we may be compelled (under equitable doctrines or for other reasons) to assume various unknown liabilities of Epoch or liabilities that we did not expressly agree to assume, including various tax, environmental, and retirement plan liabilities.

  •
  Retention of Customers: The primary "asset" we acquired from Epoch is the recurring revenue from its existing hosting and colocation customers. Many of the customer agreements we are assuming are terminable by the customer with little advanced notice. Numerous customers may terminate their use of our services in connection with the Epoch acquisition. If such customers do terminate, we may have little or no recourse against such customers or Epoch.

We may be unable to manage significant growth.

        In order to successfully implement our business strategy, we must establish and achieve substantial growth in our customer base through sales, through business acquisitions or a combination thereof. If achieved, significant growth would place significant demands on our management and systems of financial and internal controls, and will almost certainly require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. Moreover, significant growth would require an increase in the number of our personnel, particularly sales and marketing, customer service and technical personnel. The market for such personnel remains highly competitive, and we may not be able to attract and retain the qualified personnel required by our business strategy. Further, if successful in attracting new customers, we will outgrow our present facilities, placing additional strains on our management in trying to locate and to manage multiple locations.

There are numerous risks associated with the consummation of the Dolphin financing;

        Pursuant to an Amendment and Restated Note Purchase Agreement dated January 15, 2003 (the "Amended Note Purchase Agreement"), we issued to Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands) L.P. (collectively "Dolphin") $1.1 million in Convertible Promissory Notes and related warrants, signed an investor rights agreement and a registration agreement and agreed to take certain other actions in exchange for $1.1 million in cash. The consummation of such transaction involves, among other risks, the following risks:

  •
  Dilution: The Convertible Promissory Notes are convertible into 13.2% of the outstanding shares of common stock of VitalStream Holdings on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition, subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and that may be issued to Epoch Hosting pursuant to the Amended Epoch Purchase Agreement. The warrants issued to Dolphin permit the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VitalStream Holdings as of immediately after the close of the Epoch acquisition, subject to adjustment on the same terms as the Convertible Promissory Note, at an exercise price of $.34 per share during a three-year term. As of the date issued, the Convertible Promissory Notes were convertible into 4,256,141 shares of VitalStream Holdings common stock and the related warrants were exercisable for 766,105 shares of VitalStream Holdings common stock. If the VitalStream shareholders receive all shares issuable under the contingent share provisions of the VitalStream Merger Agreement (and assuming that 30% of the revenues used to reach certain earnout targets are from Epoch customers), the number of shares issuable to the holders of the Convertible Promissory Notes would increase by 2,398,144 shares to a total of 6,654,285 shares of VitalStream Holdings common stock, and the number of shares subject to the related warrants would increase by 431,666 shares to a total of 1,197,771 shares of VitalStream Holdings common stock.

  •
  Restrictive Covenants: The Amended Purchase Agreement contains various restrictive covenants limiting the ability of VitalStream Holdings to engage in significant financing, acquisition, disposition, and other transactions without the consent of the holders of the Convertible Promissory Notes. Such restrictive covenants may limit our ability to expand in accordance with our business plans and may be used by the holders of the Convertible Promissory Notes to obtain special concessions from VitalStream Holdings.

We may be unable to obtain capital necessary to continue operations and fuel growth.

        Our business plan contemplates continued expansion of our operations in the foreseeable future. If we are to grow as contemplated, of which there can be no assurance, we may need to seek additional funding from the capital markets. We expect to fund our future capital requirements, if any, through existing resources, sales of our services and debt or equity financings.

        We may not be successful in raising sufficient debt or equity capital on terms that we consider acceptable, or at all. Failure to generate sufficient funds may require us to delay or abandon some of our future expansion or planned expenditures or to discontinue some of our operations, which would have a material adverse effect on our growth and our ability to compete in the electronic broadcasting industry.

We may be unable to compete successfully against existing or future competitors of our streaming business.

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

We may be unable to compete successfully against existing or future competitors of our hosting and colocation businesses.

        Our current and future competitors in hosting and colocation may include other Internet hosting, colocation and access businesses, including such major providers as Cable & Wireless and Qwest, and essentially any other participant in the Internet industry. Many of these competitors have greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, our competitors may be able to:

  •
  offer less expensive hosting, colocation and related services as a result of a lower cost structure or otherwise;

  •
  adapt more swiftly to new or emerging technologies and changes in customer requirements;

  •
  offer bundles of related services that we are unable to offer;

  •
  take advantage of acquisition and other opportunities more readily; and

  •
  devote greater resources to the marketing and sales of their services.

In addition, various organizations, including certain of those identified above, have entered into or are forming joint ventures or consortiums to provide services similar to our services.

Our services are subject to system failure and security risks.

        Our operations are dependent upon our ability to protect our network infrastructure against damage from natural disasters, such as fire, earthquakes and floods, as well as power loss, telecommunications failures and similar events. Most of our network and computer equipment, including components critical to our operations, are currently concentrated in three locations in California, which in the recent past has experienced threatened power shortages. The remainder of our equipment is in two, third-party data centers, one located in Ashburn, Virginia, and the other in Chicago, Illinois. The occurrence of a natural disaster or other unanticipated system or power failures could cause interruptions in the services we provide. Although we provide backup power solutions, power failures or the lack of expansion power within our location could cause interruptions in our service. Additionally, failure of one or several of our telecommunications providers to provide the data communications capacity we require as a result of natural disasters, operational disruptions or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

        Our networks are also subject to factors that could cause interruptions in service or reduced capacity for our customers. Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

  •
  We and our users may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others or as a result of disruptions in the services, particularly bandwidth, from our providers.

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

  •
  Failure of our equipment or that of our bandwidth and other provides may disrupt service to our customers, which could materially impact our operations and relationships with our customers.

The occurrence of any unauthorized access, computer virus, equipment failure or other disruptive problem could have a material adverse affect on our business, financial condition and results of operations.

We are dependent upon key personnel who may leave at any time.

        We are highly dependent upon the efforts of our senior management team, the loss of any of whom could impede our growth and ability to execute our business strategy. Although our principal managers have significant equity interests in the company, none are party to employment agreements with the company that are not terminable at will by either party. In addition, we believe that our future success will depend in large part on our ability to attract and retain qualified technical and marketing personnel for whom there is intense competition in the areas of our activities. The loss of the services of key personnel or the failure to attract or retain additional personnel as required could have a material adverse effect on our business, financial condition and results of operations.

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

        Our business is greatly enhanced by (and generally assumes adoption of) fundamental changes in the method of Internet access delivery to consumers. Currently, consumers access the Internet primarily via computers connected to public telephone networks through dial-up access or leased lines. A number of alternative methods for users to obtain high-speed access to the Internet, including cable modems, DSL, satellites and other terrestrial and wireless telecommunications technologies, collectively "Broadband Internet Access," currently provided by third party suppliers are in use or are under development. We believe that these technologies need to be deployed to consumers on a large scale before the delivery of media entertainment over the Internet will be truly viable. The failure of Broadband Internet Access to gain rapid acceptance could have a material adverse effect on our ability to execute our business plan and consequently on our business, financial condition and results of operations. Recent financial difficulties and outright bankruptcies experienced by several high-profile wholesale and consumer providers of broadband connectivity may negatively impact the growth rate and availability of Broadband Internet Access.

We are dependent upon third-party suppliers and may be unable to find alternative suppliers.

        We rely on other companies to supply key components of our network infrastructure, including telecommunications services and networking equipment, which are available only from limited sources. Additionally, we rely on third-party development of technology to provide media-related functionality, such as streaming media formats and payment processing. We do not have long-term agreements governing the supply of many of these services or technologies. There can be no assurance that we can continue to obtain such services or licenses for such technologies at a commercially reasonable cost.

        We are also dependent upon regional bell operating companies, and certain other local exchange carriers, Competitive Local Exchange Carriers, and other access providers to provide telecommunications services to our customers and to us. Certain of these telecommunications companies compete with us. Additionally, many of the access providers have experienced financial problems, and some have even gone into bankruptcy. We have, from time to time, experienced delays and interruptions in receiving telecommunications services, and there can be no assurance that we will be able to obtain such services on the scale and within the time frames we require at a commercially reasonable cost, if at all. Some of our suppliers, including the region bell operating companies and certain other local exchange carriers, are currently subject to tariff controls and other price constraints, which in the future could be changed. Such regulatory changes could result in increased prices of services and products to us.

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

  •
  Delays in product development,

  •
  Slow acceptance of our products in new or existing markets, and

  •
  Economic and other external market factors, such as a general decline in market prices due to poor economic indication or investor distrust.

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

We may issue an additional 11.2 million shares of common stock to the former shareholders of VitalStream, Inc., which could cause significant dilution of our common stock.

        Under the terms of the VitalStream Merger Agreement, we agreed to issue up to approximately 13 million additional shares of our common stock to the former shareholders of VitalStream (of which approximately 1.76 million have already been issued) if certain financial performance and other thresholds are met. The issuance of the additional approximately 11.24 million remaining shares of our common stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the market price of our common stock.

We have limited tangible net assets, and our shareholders will receive very little, if any, in exchange for their shares if our company is liquidated for any reason.

        Our audited net tangible book value at December 31, 2002 was $(267,558), or approximately $(0.01) per each of the 24,488,933 shares of our common stock then outstanding, and the tangible assets acquired from Epoch Hosting and Epoch Networks have a tangible book value of approximately $100,000. If our company were to cease operations and be liquidated for any reason, the re-sale value of our intellectual property, and other intangible assets and tangible assets would be minimal. If our company ever ceases operations and is liquidated for any reason, holders of our common stock could expect to receive an insubstantial amount of consideration, if any, in exchange for their shares.

We have not declared any dividends with respect to our common stock.Neither VitalStream Holdings nor VitalStream has ever paid cash dividends on its common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future.

Our common stock may be a "penny stock" and subject to certain regulatory action that limits or restricts the market for such stock.

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

        Our common stock has a trading price below five dollars; our common stock is not trading on an exchange or NASDAQ; we have average historical revenues of less than $6 million; depending upon how governing rules are interpreted, we probably have not been in continuous operation for more than three years; and we have less than $5 million dollars in net tangible assets. Accordingly, we believe that our common stock is likely a "penny stock." At any time our common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

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

        Because we are a Nevada corporation, the rights of our stockholders are generally governed by the Nevada Private Corporations Law. However, under Section 2115(a) of the California Corporations Code, we are subject to various sections of the California Corporations Code during any year if, on January 1 of the preceding year, more than one-half of our outstanding voting securities are held by California residents and our principal business operations are located in California. We believe that, as of January 1, 2003, California residents held more than one-half of our outstanding voting securities and our principal business operations are located in California. Accordingly, during 2004 and for an indeterminable period thereafter, the rights of VitalStream Holdings shareholders will be altered by the effect of Section 2115(a) of the California Corporations Code. Although such provisions are designed to enhance the rights of shareholders, they may benefit some shareholders at the expense of others, limit management's ability to operate the Company and, in instances where Nevada and applicable California corporate law conflict, cause confusion about what laws govern the actions of VitalStream Holdings.

Certain Significant Transactions Since January 1, 2002

The VitalStream Merger

        On December 13, 2001, VitalStream Holdings signed a letter of intent with VitalStream regarding the VitalStream Merger of VitalStream with a wholly-owned subsidiary of VitalStream Holdings. The VitalStream Merger, in which the wholly-owned subsidiary of VitalStream Holdings merged with and into VitalStream and VitalStream became a wholly-owned subsidiary of VitalStream Holdings, was consummated on April 23, 2002.

        In connection with the VitalStream Merger, all officers and directors of VitalStream Holdings resigned and were replaced by the management team and directors of VitalStream. Paul S. Summers, co-founder of VitalStream became Chairman, President and Chief Executive Officer of VitalStream Holdings; Philip N. Kaplan, co-founder of VitalStream became a director, Chief Operating Officer and Secretary of VitalStream Holdings; Kevin D. Herzog became Chief Financial Officer and Treasurer of VitalStream Holdings; David R. Williams became Vice President of Operations of VitalStream Holdings; and Stephen Smith became Chief Technical Officer of VitalStream Holdings. The board of directors of VitalStream Holdings currently includes Paul S. Summers, Philip N. Kaplan, Salvatore Tirabassi, Charles Lyons and Leonard Wanger.

        As a result of the VitalStream Merger, all of the outstanding shares of VitalStream capital stock were converted into the right to receive an aggregate of 15,228,521 shares of VitalStream Holdings common stock, representing approximately 69% of the outstanding shares of VitalStream Holdings immediately following the VitalStream Merger. In addition, the approximately 80 former VitalStream shareholders will have the right to receive as contingent consideration up to an additional 13,000,282 common shares of VitalStream Holdings. The contingent merger consideration consists of the following:

  •
  a number of shares of VitalStream Holdings common stock, up to a maximum of 8,789,907, equal to the product of (a) 3.33 multiplied by, (b) .8789907 multiplied by, (c) the highest net revenue of VitalStream Holdings for any calendar quarter between the closing of the

    VitalStream Merger and September 30, 2003; such highest net revenue is deemed to be zero if it is less than $2,000,000;

  •
  a number of shares of VitalStream Holdings common stock, up to a maximum of 1,318,488, equal to the product of (a) 3 multiplied by (b) .8789907 multiplied by, (c) the amount by which $500,000 exceeds the fair market value of the cash or other property received by VitalStream Holdings upon any disposition(s) of VitalStream Holdings' equity interest in Nex2, Inc. that occur on or before the one-year anniversary of the closing of the VitalStream Merger; VitalStream Holdings has recognized an impairment on VitalStream Holdings' equity interest in Nex2, Inc. and expects to receive only nominal, if any, consideration upon disposition of its interest in Nex2, Inc. if it is able to sell such securities;

  •
  a number of shares of VitalStream Holdings common stock, up to a maximum of 1,133,905, equal to the product of (a) 3 multiplied by (b) .8789907 multiplied by, (c) the amount by which $430,000 exceeds the proceeds VitalStream Holdings receives from the exercise, on or before the one-year anniversary of the closing of the VitalStream Merger, of the 1,240,000 options to purchase VitalStream Holdings common stock outstanding and vested as of February 13, 2002. If all such options are exercised, VitalStream Holdings would receive $460,000 in proceeds; and

  •
  exactly 1,757,981 shares of VitalStream Holdings common stock if the highest net revenue of VitalStream Holdings for any calendar quarter between that ending June 30, 2002 and that ending March 31, 2003 equals or exceeds $1,000,000. In the calendar quarter ended September 30, 2002, VitalStream Holdings reported revenues in excess of $1,000,000. Accordingly, on December 19, 2002, such 1,757,981 shares of common stock were issued to the former VitalStream shareholders.

        In addition, VitalStream Holdings assumed outstanding options and warrants to purchase VitalStream common stock with options to purchase VitalStream Holdings common stock. The assumed options and warrants cover between 2,096,479 options and warrants and 3,886,197 options and warrants, depending upon the amount of contingent consideration issued in the VitalStream Merger. The assumed options and warrants continue to have the same vesting terms, expiration date and aggregate exercise price as prior to the VitalStream Merger. The assumed options and warrants permit the holder to purchase a number of shares of VitalStream Holdings common stock equal to the number of shares of VitalStream Holdings common stock the holder would have received in the VitalStream Merger had the holder exercised the option immediately prior to the VitalStream Merger.

        The VitalStream Merger was consummated in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and accordingly, all shares of VitalStream Holdings common stock received in the VitalStream Merger are "restricted securities."

Acquisition of Epoch Hosting and Colocation Businesses

        As of January 15, 2003, VitalStream Holdings, and its wholly-owned subsidiary VitalStream Broadcasting Corporation, entered into an Amended and Restated Asset Purchase Agreement with Epoch Networks, Inc. and Epoch Hosting, Inc. (i.e. Epoch) pursuant to which VitalStream Broadcasting acquired the rights of Epoch under their hosting and colocation contracts, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center and a certificate of deposit for $300,000 (which serves as collateral on an assumed operating lease). As consideration for such assets, VitalStream Holdings paid to Epoch Hosting $200,000 in cash and issued a number of shares of common stock of VitalStream Holdings constituting 12.5% of the outstanding shares of common stock of VitalStream Holdings on the closing date (3,498,419 shares), subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream shareholders under the contingent share provisions of VitalStream Merger Agreement. During the months preceding the signing of the Amended and Restated Purchase

Agreement, the hosting and colocation businesses of Epoch Hosting and Epoch Networks generated between $200,000 and $240,000 in revenue per month.

Dolphin Financing Transaction

        Pursuant to the Amended Note Purchase Agreement, Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P. (i.e. Dolphin), Dolphin invested $1.1 million dollars in VitalStream in exchange for Convertible Promissory Notes with an aggregate principal amount of $1.1 million and warrants to purchase common stock of VitalStream Holdings. The proceeds of the Convertible Promissory Notes were used, in part, to pay the $200,000 cash portion of the purchase price under the Amended Epoch Purchase Agreement and related transaction expenses. Dolphin indirectly owns an approximately 95% equity interest in Epoch, and Salvatore Tirabassi, who was elected to the board of directors of VitalStream Holdings on January 9, 2003, is an affiliate of Dolphin.

        The Convertible Promissory Notes bear interest at the rate of 10% per annum, require quarterly payment of accrued interest and are due and payable in full on the third anniversary of the issue date. The Convertible Promissory Notes in the aggregate are convertible into a number of shares of common stock of VitalStream Holdings constituting 13.2% of the outstanding shares of common stock of VitalStream Holdings on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition (4,256,141 shares), subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and that may be issued to Epoch pursuant to the Amended Epoch Purchase Agreement. The warrants issued to Dolphin in connection with the Amended Note Purchase Agreement permit the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VitalStream Holdings as of the close of the Epoch acquisition (766,105 shares), subject to adjustment on the same terms as the Convertible Promissory Notes, at an exercise price of $.34 per share during a three-year term. In addition, VitalStream Holdings paid Dolphin a financing fee of 95,539 shares of VitalStream Holdings common stock, and $42,500 in cash.

        In connection with the Amended Note Purchase Agreement, we entered into a Registration Agreement under which VitalStream Holdings agreed to register the re-sale of any shares issued to Dolphin pursuant to the conversion of the Convertible Promissory Notes or upon the exercise of the related warrants. Pursuant to an investor rights agreement, VitalStream Holdings granted Dolphin Equity Partners a preemptive right on future issuances of preferred equity securities, which would allow Dolphin to maintain its ownership percentage at the same level after the issuance of such preferred equity securities and, together with certain shareholders, agreed to appoint or elect a Dolphin appointee to VitalStream Holding's board of directors.

ITEM 2. PROPERTIES

        We signed a 3-year lease for a 6,681 rentable square-foot property in Irvine, California commencing December 2000. Annual base rental lease payments for this facility, which is our principal executive office and the location of our principal data center, are approximately $157,000. Additionally, we are required to pay our pro rata share of all taxes, building maintenance costs and insurance. On November 1, 2002, we signed an amendment to the lease, extending the term to October 31, 2006. Annual base rental lease payments under the amendment are as follows:

November 1, 2003—October 31, 2004	$105,828
November 1, 2004—October 31, 2005	$109,836
November 1, 2005—October 31, 2006	$113,844

        In connection with our acquisition of the hosting and colocation assets of Epoch, we assumed a sublease for 16,577 rentable square-feet in Los Angeles, California. The sublease expires on February 27, 2009. Annual base rental payments for this facility, which hosts our hosting and colocation business, are as follows:

November 15, 2002—November 14, 2004	$364,694
November 15, 2005—February 27, 2009	$397,848

        We rent outsourced data center space on a per rack basis for two offsite data centers located in Ashburn, Virginia and Chicago, Illinois. The contract with respect to such space expires on May 3, 2003, and our annual rent payments under such lease are approximately $45,000.

        We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings, nor do we know of any material claims against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On Thursday, January 9, 2003, at approximately 10:00 a.m. Pacific Daylight Time, we held our 2002 Annual Meeting of Shareholders at our corporate offices. At the meeting, 11,166,550 shares were needed for a quorum, and 20,829,036 shares were represented in person or by proxy prior to the meeting.

        The first voting matter was the election of two directors, each to serve until our 2005 annual meeting of shareholders and until their respective successors shall have been duly elected and shall qualify. A total of 20,745,489 votes were cast for the election of Salvatore Tirabassi, 24,966 were cast against and 58,581 abstained. A total of 20,770,423 votes were cast for the election of Charles Lyons, 32 were cast against and 58,581 abstained.

        The second voting matter was the proposal to ratify Rose, Snyder & Jacobs as independent auditors of the Company for the fiscal year ending December 31, 2003. A total of 20,530,795 votes were cast for the ratification of Rose, Snyder & Jacobs, 13,546 were cast against and 284,695 abstained.

        The third voting matter was the proposal to approve the Company's 2001 Stock Incentive Plan. A total of 11,949,489 votes were cast to approve the Company's 2001 Stock Incentive Plan, 2,259,663 were cast against and 992,463 abstained. All three matters passed.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

        Our common stock was traded on the Nasdaq SmallCap Market until April 11, 2001 under the trading symbol "SCII," at which time it was delisted. Our common stock began trading through the OTC Bulletin Board on April 26, 2001, and on July 26, 2002, our trading symbol changed to "VSTH." The following table sets forth high and low closing sale prices for our common stock for the periods indicated.

Quarter Ended	High	Low
March 31, 2001	$2.344	$0.625
June 30, 2001	$0.750	$0.280
September 30, 2001	$0.345	$0.240
December 31, 2001	$0.700	$0.180
March 31, 2002	$0.67	$0.41
June 30, 2002	$0.65	$0.25
September 30, 2002	$0.52	$0.16
December 31, 2002	$0.50	$0.23

Outstanding Shares and Number of Shareholders

        As of March 15, 2003, the number of shares of our common stock outstanding was 28,055,658 held by approximately 400 holders of record. The outstanding shares do not include up to 11,242,301 shares of our common stock that may be issued to former shareholders of VitalStream, Inc. in the VitalStream Merger if certain performance and other criteria are met prior to October 1, 2003 and up to approximately 2,987,313 shares of our common stock that may be issued to Epoch Hosting, Inc. if such criteria are met and shares of common stock issuable upon the conversion of $1.1 million in convertible promissory notes. Also excludes up to 5,068,572 shares of common stock authorized for issuance upon exercise of outstanding options granted pursuant to our stock option plans, 2,931,428 shares of our common stock reserved for the future grant of stock options under such plans, and 3,157,328 shares of common stock subject to outstanding warrants to purchase common stock.

Dividends

        VitalStream Holdings has never declared or paid cash dividends on its common shares. We currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common shares in the foreseeable future. In addition, pursuant to the terms of the Amended Note Purchase Agreement, VitalStream Holdings is prohibited from paying any dividends until the $1.1 million in Convertible Notes it issued is paid in full.

Securities Authorized for Issuance Under Equity Compensation Plans

        Set forth below is certain information about the number of shares of our common stock subject to options, warrants and other rights granted, or that may be granted, under our compensation plans as of December 31, 2002.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,899,280(2)	$0.35	3,086,019
	2,014,701(3)	$0.51	—

Equity compensation plans not approved by security holders(1)	None	None	None

Total	4,913,981	$0.41	3,086,019

(1)
Our 2001 Stock Incentive Plan (the "Option Plan") was approved by our shareholders on January 9, 2003.

(2)
Represents shares of common stock of VitalStream Holdings subject to outstanding options granted under the Option Plan.

(3)
Represents shares of common stock of VitalStream Holdings subject to outstanding options initially granted under the VitalStream Stock Option/Stock Issuance Plan. As a result of the VitalStream Merger, options to purchase VitalStream common stock were converted into options to purchase VitalStream Holdings common stock and brought in under the Option Plan. Upon exercise of each converted option, the holder is entitled to receive, per share of VitalStream common stock initially covered by the option, the number of shares of VitalStream Holdings common stock that a holder of one share of VitalStream common stock has received, or is entitled to receive, in the Merger. The reported number assumes a conversion ratio of .81085 (adjusted from the initial conversion ratio of .72693). The conversion ratio is subject to additional adjustment to up to 1.3747 VitalStream Holdings common shares per VitalStream common share if certain criteria are satisfied prior to September 30, 2003. At the maximum conversion ratio, options representing an additional 1,303,337 shares of VitalStream Holdings common stock would be granted to the former VitalStream optionholders.

Recent Sales of Unregistered Securities.

        During the three-month period ended December 31, 2002, we offered and sold the following equity securities in private placements intended to be exemption from the registration requirements of the Securities Act and similar state securities laws.

        On November 26, 2002, we sold to two affiliated institutional investors Convertible Promissory Notes in the principal amount of $409,000 in exchange to cash equal to the principal amounts. Such Convertible Promissory Notes are convertible into 1,582,511 shares of VitalStream Holdings common stock, subject to adjustment as provided in the Convertible Promissory Notes. In connection with this transaction, we paid the two affiliated institutional investors a commitment fee of $8,333 which was payable in 27,233 shares of our common stock.

        The above-described Convertible Promissory Notes were offered and sold in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor was represented by sophisticated counsel, is a venture capital company in the business of investing in securities and represented and warranted to the Company that it had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and each investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) each investor was provided with all recent periodic reports and current reports of the Company and all other information requested by the investor with respect to the Company, (d) each investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Selected Historical Financial and Other Data

        The following statement of operations and balance sheet data for the Company as of December 31, 2002, 2001 and 2000 and for the periods from inception (March 9, 2000) through December 31, 2000 and years ended December 31, 2001 and December 31, 2002, were derived from the Consolidated Financial Statements of VitalStream Holdings, Inc. The data is derived from financial statements prepared in accordance with accounting principles generally accepted in the United States. The selected financial data below should be read in conjunction with the Consolidated Financial Statements of VitalStream Holdings and the notes thereto attached to this Report, the financial data included in Amendment No. 1 to our Current Report on Form 8-K/A filed with the SEC on

January 31, 2003 and the section below entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

	Year ended(2)
	December 31, 2000(1)	December 31, 2001	December 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$0	$1,521	$3,787
Cost of sales	$0	$904	$1,843
Gross profit	$0	$617	$1,944
Total operating expenses	$1,046	$3,333	$4,190
Loss from operations	$(1,046)	$(2,716)	$(2,246)
Other income (expense)	$94	$(85)	$61
Loss before income taxes	$(951)	$(2,801)	$(2,185)
Tax (expense) benefit	$(1)	$(2)	$(2)
Net Loss	$(952)	$(2,803)	$(2,187)
Net Loss per share—basic and diluted	$(0.09)	$(0.21)	$(0.10)
Shares used in calculation of net loss per share	10,044	13,443	21,413
Balance Sheet Data:
Cash and cash equivalents	$2,264	$134	$238
Working capital (deficit)	$2,023	$(521)	$(565)
Fixed assets, net	$594	$915	$809
Total assets	$3,323	$2,397	$2,866
Debt and capital lease obligations, including current portion	$73	$267	$747
Stockholders' equity	$2,977	$1,330	$889

(1)
Period is from inception, March 9, 2000 through December 31, 2000.

(2)
For periods prior to April 23, 2002, the data is for VitalStream, Inc. and its wholly-owned subsidiary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report and the financial data contain our Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements. See "Factors that May Affect Future Results" beginning on page 9.

Overview

        We are based in Irvine, California and, through our wholly-owned subsidiary VitalStream, Inc., we offer our customers a range of managed services including audio and video streaming, web hosting, live webcasting, web conferencing, network design, payment processing, encoding (via third-party resellers) and consulting. Through our wholly-owned subsidiary VitalStream Broadcasting Corporation, we offer hosting and colocation services to the customers we acquired from Epoch Hosting and Epoch Networks. Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage, broadcasting, hosting and related functions to VitalStream and its partners. Our business model relies upon leveraging our expertise and resources in audio and video streaming as well as web hosting technology to persuade customers to utilize our Internet broadcasting services, thereby allowing our company to build a base of recurring revenues from monthly or other periodic broadcasting fees.

Critical Accounting Policies and Estimates

        Management is basing this discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

  •
  Principle of Consolidation. The consolidated financial statements include the accounts of VitalStream Holdings, Inc., and its wholly-owned subsidiary, VitalStream, Inc. and VitalStream, Inc.'s wholly-owned subsidiary, SiteStream Incorporated. The term "Company" used in this section means VitalStream Holdings, Inc., VitalStream, Inc and VitalStream's subsidiary, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated.

Results of Operations

        VitalStream, Inc. was incorporated in March 2000 in the State of Delaware. On April 23, 2002, VitalStream merged with and into a wholly-owned subsidiary of VitalStream Holdings. Because VitalStream Holdings did not have any operations immediately prior to the VitalStream merger, the business of VitalStream is now the business of VitalStream Holdings, and forward-looking statements in this Report relate to the consolidated business of VitalStream Holdings, VitalStream and SiteStream, Incorporated.

        Our results for the year ending December 31, 2001 reflect the integration of SiteStream and VitalStream, VitalStream's initial release of its Internet broadcast services, and growth from new and existing clients during 2001. Prior to its merger with SiteStream in March 2001, VitalStream's operations consisted primarily of preliminary activities. Through its merger with SiteStream, VitalStream obtained a client base of streaming and web hosting clients, key technical and management personnel, and certain complementary technology, and it is at that point that meaningful operations began.

Year ended December 31, 2002 Compared to Year ended December 31, 2001

        Revenue.    Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware. Revenues increased from $1,521,253 for the year ended December 31, 2001, to $3,786,980 for the year ended December 31, 2002, an increase of 148.9%. This increase reflects the addition of a significant number of new clients and the increase in average per client service utilization within the installed base. We expect revenue to continue to grow through 2003 as we expand our sales force, ramp up channel partnerships, increase our marketing efforts, and as VitalStream gains greater market recognition from potential customers. A significant portion of our revenue growth comes from increasing service to existing clients, and we expect this to contribute to our revenue growth as we start 2003 with a much greater client base than we had at the beginning of 2002. It is important to note that, due to the acquisition of the hosting and colocation businesses of Epoch, our monthly recurring revenue has increased by approximately $200,000 per month, starting January 2003. We intend to offer these acquired clients additional services that weren't available from Epoch, such as streaming and other managed services.

        Cost of Revenue.    Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $904,313 for the year ended December 31, 2001, to $1,843,186 for the year ended December 31, 2002. Cost of revenue as a percentage of revenue, however, decreased from 59.4% for the year ended December 31, 2001 to 48.7% for the year ended December 31, 2002. The increased cost in absolute dollars reflects the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue between the two years. The improvement in cost of revenue as a percentage of revenue mostly reflects our lower unit cost of bandwidth, which we obtained from our suppliers as a result of our increased bandwidth purchases and due to an industry-wide decrease in bandwidth prices. There was also improvement due to spreading the relatively fixed costs of core networking equipment over a larger client base. We expect our unit cost of revenue to continue to decrease, albeit at a lower rate of decrease through 2003. This will occur as we achieve even greater economies of scale in our purchasing of bandwidth and networking equipment, as we are able to more efficiently distribute bandwidth amongst carriers and as we then spread these costs over an increasing customer base.

        Research and Development.    Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense decreased from $274,232 for the year ended December 31, 2001, to $271,604 for the year ended December 31, 2002. As a percentage of revenue, research and development decreased from 18.0% to 7.2% during the same periods, respectively. The absolute decrease in cost reflects lower payroll costs associated with developing and maintaining the MediaConsole®. We expect research and development expense to remain relatively constant in absolute dollars during the first half of 2003 as we continue to develop additional technology related to our core product offering and to continue to decrease as a percentage of revenue as revenue increases. As the supporting revenue base grows, VitalStream intends to invest in developing further its technological platform and in systems integration.

        Sales and Marketing.    Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales & marketing expense increased from $1,379,224 for the year ended December 31, 2001 to $1,591,522 for the year ended December 31, 2002. Although sales & marketing expense increased between the two periods, as a percentage of revenue it decreased from 90.7% for the year ended December 31, 2001 to 42.0% for the year ended December 31, 2002. This decrease as a percentage of revenue reflects improved marketing efficiencies obtained from targeted strategic marketing efforts combined with improved productivity within our sales force. As a result of the Epoch acquisition, our sales and marketing costs will increase slightly in absolute terms as additional customer support personnel are added to handle the increased customer base; however, as a percentage of revenue, we anticipate that our sales and marketing expense will decrease further. Overall, we expect sales and marketing expense to increase incrementally in absolute terms and to continue to decrease as a percentage of revenue throughout 2003 as we expand our sales force and further continue to increase sales and marketing productivity.

        General and Administrative.    General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,679,404 for the year ended December 31, 2001 to $2,326,835 for the year ended December 31, 2002. The year ended December 31, 2002 includes expenses primarily related to compensation expense for additional administrative personnel necessary to support a larger revenue base and customer count. Additionally, our insurance, legal and professional fees increased incrementally. General and administrative expense as a percentage of revenue however, decreased from 110.4% for the year ended December 31, 2001 to 61.4% for the year ended December 31, 2002. This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed. As a result of the Epoch acquisition, our general and administrative costs will increase slightly in absolute terms as additional administrative personnel are added to handle the increased revenue and customer base; however, as a percentage of revenue, we anticipate that our general and administrative expense will continue to decrease. Overall, we expect our general and administrative expense to decrease as a percentage of revenue into 2003 as revenue increases faster than general and administrative costs need to increase to support the increased revenue base.

        Net Interest Expense.    Net interest expense increased from $4,566 for the year ended December 31, 2001 to $54,165 for the year ended December 31, 2002. The increase in net interest expense reflects less interest earned on smaller cash balances, as well as increased interest payments on new capital leases that started in 2002.

        Net Loss.    Our net loss decreased from $2,802,633 for the year ended December 31, 2001 to $2,186,627 for the year ended December 31, 2002. Our net loss decreased due to the approximately 220% increase in gross profit which the company generated for the year ended December 31, 2002, while our operating expenses only increased approximately 25% for the year ended December 31, 2002. We expect our net loss to decrease substantially in the first half of 2003 compared to 2002 as our revenue base expands, fixed costs remain relatively constant, personnel expense increases slower than revenue acceleration, and our unit cost of service decreases or remains flat.

Year ended December 31, 2001 Compared to Period from Inception (March 9, 2000) Through December 31, 2000

        Revenue.    Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware. Revenues were $1,521,253 for the year ended December 31, 2001, compared to $0 for the year ended December 31, 2000. This increase reflects the fact that we did not begin generating any revenues until March 2001 with the acquisition of SiteStream Incorporated.

        Cost of Revenue.    Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue was $904,313 for the year ended December 31, 2001, compared to $0 for the year ended December 31, 2000. This increase reflects the fact that we did not begin generating any revenues until March 2001 with the acquisition of SiteStream Incorporated.

        Research and Development.    Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased from $164,858 for the year ended December 31, 2000, to $274,232 for the year ended December 31, 2001. The increase in expense reflects the acceleration in our development of the MediaConsole® and our product offering.

        Sales and Marketing.    Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales & marketing expense increased from $284,163 for the year ended December 31, 2000 to $1,379,224 for the year ended December 31, 2001. This increase reflects the increased expense to market and develop our brand, the expansion of our sales force and customer support team as well as commission paid on new sales in 2001.

        General and Administrative.    General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $596,551 for the year ended December 31, 2000 to $1,679,404 for the year ended December 31, 2001. This increase reflects the additional administrative personnel needed to support the increased operations during 2001.

        Net Interest Income (Expense).    Net interest income decreased from $94,089 for the year ended December 31, 2000 to net interest expense of $4,566 for the year ended December 31, 2001. The decrease in net interest income reflects less interest earned on smaller cash balances, as well as increased interest payments on new capital leases that started in 2001, as well as the addition of the leases from SiteStream.

        Net Loss.    Our net loss increased from $952,283 for the year ended December 31, 2000 to $2,802,633 for the year ended December 31, 2001. Our net loss increased due to increased development of our product offering, the significant ramp up in our operations needed to support our new customer base and the increased administrative expense needed to support the entire company.

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

        The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of December 31, 2002:

					After
		Less than
					5 Years
		1 Year	1-3 Years	4-5 Years
Contractual Obligations					(After 01/01/08)
	Total	(2003)	(2004-2005)	(2006-2007)
Operating leases	$75,043	$71,397	$3,646	$—	$—
Capital leases	365,823	219,946	145,877	—	—
Office lease*	459,788	147,918	217,000	94,870	—
Contractual service agreements	2,204,657	1,174,517	1,030,140	—	—

Total Contractual cash obligations	$3,105,311	$1,613,778	$1,396,663	$94,870	$—

*
Does not include the office lease related to the Los Angeles data center that we assumed on or about January 15, 2003, under which our base lease payments are presently approximately $364,694 per annum.

        As of December 31, 2002, the Company had $237,511 in cash and cash equivalents. This represents an increase of $103,315 compared to December 31, 2001. Cash used during the year ended December 31, 2002 includes approximately $1,436,278 used in operations as well as $18,798 used in investing activities. Sources of cash for the Company during the year ended December 31, 2002 included a net amount of $1,558,391 from financing activities. Of the $1,558,391 of net cash provided by financing activities, $1,614,806 represents cash received as a result of the VitalStream Merger, $409,000 represents cash received from initial Convertible Promissory Notes funded by Dolphin on November 26, 2002 and $117,680 represents cash received from the exercise of some of the outstanding stock options. The $583,095 difference between the $2,141,486 of cash received in connection with financing activities and the $1,558,391 of cash provided by financing activities represents payments on capital leases, payments on notes payable, and payments of costs associated with the issuance of stock in the VitalStream merger.

        On January 15, 2003, the Company entered into the Amended Note Purchase Agreement with respect to the issuance of $1.1 million in Convertible Promissory Notes to Dolphin. On November 1, 2002, the Company had entered into an initial Convertible Note and Warrant Purchase Agreement with Dolphin, and, as described above, the first $409,000 of the aggregate $1.1 million in Convertible Promissory Notes was funded pursuant to such agreement on November 26, 2002. On January 16, 2003, the Company received the purchase price for, and issued, the remaining $691,000 in Convertible Promissory Notes. The proceeds received on January 16, 2003 were used, in part, to pay the $200,000 cash portion of the purchase price under the Amended Epoch Purchase Agreement and related transaction expenses.

        As of March 24, 2003, the Company has approximately $470,820 in cash and cash equivalents. In addition to our ordinary operating expenses, we anticipate making capital expenditures between $250,000 and $500,000 during the remainder of calendar 2003, generally for data center equipment, customer servers, improved internal systems and related software.

        Except as described below, we expect that the cash we have on hand, together with recurring operating revenues and funds obtained through capital lease financing arrangements will be sufficient to meet our current and future obligations until the time that the Company can sustain itself on its own internally-generated cash flow. If we are unable to obtain accounts receivable financing or lease financing at a reasonable cost, or at all, we may need to raise capital through the issuance of debt or equity securities, which could be expensive or dilutive if obtainable. Alternatively, we could make some short-term limited cuts in our expense model to the point where we would be break-even from an operating cash flow perspective. By making these cuts we would be able to continue operating the business; however, such actions may slow our growth and could have a material adverse effect on future operations and financial results.

        We hope to rapidly expand our operations during 2003, and we may seek to expand our operations through additional strategic acquisitions. If we engage in strategic acquisitions as planned, we expect that we would require additional financing in order to pay for the transaction costs of any mergers and/or acquisitions (e.g., legal, accounting, integration and working capital). We plan to generate such financing through the issuance of debt and/or equity securities. If we are unable to obtain such additional financing at a reasonable cost, or at all, we may have to forego acquisitions, which would force us to rely exclusively on organically generated growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at risk for changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

        The financial statements required by this Item appear on pages F-1 through F-19 of this Form 10-K, which begin following the signature and certification pages.

Supplementary Financial Information

        The following Supplementary Financial Information for the fiscal quarters ended March 31, June 30, September 30 and December 31 in each of the years 2001 and 2002 were derived from unaudited quarterly consolidated financial statements of VitalStream (except for 4th quarter data which was determined by comparing annual financial data with 3rd quarter financial data and except that data for quarters after April 30, 2002 relates to VitalStream Holdings).

Supplementary Financial Information by Quarter, 2001 and 2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Year Ended December 31, 2001:
Revenue	$40	$497	$478	$506
Gross profit	1	159	205	252
Net loss	(651)	(798)	(684)	(670)
Loss per common share(1):
Basic and diluted	(.08)	(.07)	(.06)	(.06)
Weighted average shares used	11,855	13,542	13,747	14,799
Year Ended December 31, 2002:
Revenue	$683	$822	$1,062	$1,220
Gross profit	381	380	530	653
Net Loss	(580)	(622)	(539)	(446)
Loss per common share(1):
Basic and diluted	(0.04)	(0.03)	(0.03)	(0.02)
Weighted average shares used	15,013	18,833	20,419	24,465

(1)
Loss per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share amounts do not necessarily equal the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Directors

        Certain biographical information is furnished below with respect to the directors of VitalStream Holdings:

Name	Age	Positions	Director Since	Term Expires at Annual Meeting in
Paul S. Summers	37	Chairman of the Board of Directors, President, and Chief Executive Officer	April 2002	2004
Philip N. Kaplan	36	Director, Chief Operating Officer, and Secretary	April 2002	2003
Leonard Wanger	38	Director	April 2002	2003
Charles Lyons	48	Director	January 2003	2005
Salvatore Tirabassi	31	Director	January 2003	2005

        The following paragraphs set forth certain biographical information about each of the foregoing:

        Paul S. Summers has served as Chairman, President and Chief Executive Officer of the Company since its merger with VitalStream, Inc. Prior to the merger, Mr. Summers served as Chairman, President and Chief Executive Officer of VitalStream, Inc. since its inception in March 2000. Prior to founding VitalStream, Inc., Mr. Summers was Co-Founder, President and Chief Executive Officer of AnaServe, Inc. AnaServe was a web hosting company, founded in 1995, that was acquired by Concentric Network Corporation in August 1998. Mr. Summers remained employed by Concentric until April 1999. Mr. Summers holds a Bachelor of Science degree in marketing with an emphasis in advertising from the University of Southern California (1989).

        Philip N. Kaplan has served as Chief Operating Officer, Secretary and Director of the Company since its merger with VitalStream, Inc. Prior to the merger, Mr. Kaplan served as Chief Operating Officer, Secretary and a Director of VitalStream, Inc. since its inception in March 2000. Mr. Kaplan was also co-founder of AnaServe, Inc. where he held the position of Senior Vice President, Secretary and Treasurer from its formation in 1995 until its acquisition by Concentric Network Corporation in August 1998. Mr. Kaplan remained employed by Concentric until April 1999. Mr. Kaplan received a Bachelor of Arts degree in Economics with a minor in Russian language from the University of California, Davis (1989).

        Leonard Wanger has served as Director of the Company since its merger with VitalStream, Inc. Mr. Wanger served as a Director of VitalStream, Inc. from May 2001 until the time of the merger of the Company with VitalStream, Inc. Since June 2002, Mr. Wanger has been a securities analyst at William Harris Investors. Additionally, he has served as an outside advisor to Acorn Funds and Wanger Asset Management, providing analysis on companies in software, computer graphics, and biotechnology. From 1999 until 2002, he served as Director of Engineering for MDL Information Systems (a Reed Elsevier company), a company engaged in drug discovery informatics. He served, commencing in 1995, as Director of Engineering for Interactive Simulations, Inc., a venture-backed start-up providing molecular modeling software for the pharmaceutical industry that was purchased by MDL in 1999. Mr. Wanger has a Bachelor of Science degree in computer science from the University of Iowa and a Masters of Architectural Science from Cornell University.

        Charles Lyons has served as Director of the Company since January 2003. Mr. Lyons is currently the Chief Executive Officer of Holding Pictures Entertainment, a film and television company, and the Chairman of the Board of Directors of RBG Capital Group, a venture capital firm. From

September 1990 to November 1999, Mr. Lyons served as the Chairman of the Board of Directors and Chief Executive Officer of Ascent Entertainment Group, an entertainment company which was acquired by AT&T Liberty Media. Ascent was the majority shareholder of On Command Corporation (largest hotel cable company in the world), and was the sole owner of Ascent Network Services (provider of broadcast and network services to the NBC television network), Beacon Communications (filmed entertainment), the National Basketball Association Denver Nuggets, the National Hockey League Colorado Avalanche, and the developer and financier of $200 Million sports and entertainment facility (the Pepsi Center in downtown Denver, Colorado), and founded Colorado Studios in partnership with Liberty Media Group, the leading Colorado-based production company. From 1982 through 1990 Mr. Lyons held numerous executive positions at Marriott Corporation. Mr. Lyons is a past board member of the National Basketball Association and the National Hockey League. Mr. Lyons is also the founding board member of the Women's National Basketball Association.

        Salvatore Tirabassi has served as Director of the Company since the Epoch Acquisition in January 2003. Mr. Tirabassi is currently a Principal of Dolphin Equity Partners, a venture capital fund. From May 1998 to July 1999, Mr. Tirabassi served as a marketing consultant to Diamond Lane Communications, a telecommunications equipment company; from May 1997 to May 1998, he studied at the University of Pennsylvania; and from December 1993 to April 1997, he served as a marketing consultant to Diefenbach Elkins (Futurebrand). Mr. Tirabassi received a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, a Master of Science degree in Telecommunications and Networking Engineering from the University of Pennsylvania and an AB from Harvard College in philosophy and foreign languages.

        No family relationship exists among any of the directors and any other directors of officers of the Company.

Executive Officers and Key Employees

        In addition to Messrs. Summers and Kaplan, whose biographies are set forth above, certain biographical information is furnished below with respect to the following executive officers and key employees of the Company and its subsidiaries:

Name	Age	Position	Officer Since
Kevin D. Herzog	42	Chief Financial Officer and Treasurer	April 2002
David R. Williams	39	Vice President of Operations	April 2002
Stephen Smith	35	Chief Technical Officer	April 2002

        Kevin D. Herzog has served as Chief Financial Officer of the Company since its merger with VitalStream, Inc. Prior to the merger, Mr. Herzog served as Chief Financial Officer of VitalStream, Inc. since February 2001. From 1999 through 2000, Mr. Herzog served as Chief Financial Officer of ITB, a Beneventure Capital portfolio company. From 1997 through 1998, Mr. Herzog served as Chief Financial Officer of AnaServe. He has a Bachelor of Science in Accounting from Miami University (1982), a Masters in Business Administration in Finance with Honors from the University of Chicago (1993) and he is also a certified public accountant.

        David R. Williams has served as Vice President of Operations of the Company since its merger with VitalStream, Inc. Prior to the merger, Mr. Williams served as Vice President of Operations of VitalStream, Inc. Mr. Williams co-founded SiteStream Incorporated in 1999 and served as President and Chief Executive Officer of SiteStream until SiteStream's acquisition by VitalStream, Inc. in March 2001. Prior to joining SiteStream, Mr. Williams formed C4 Holdings Inc., a private equity investment fund focusing on the acquisition of small, established businesses, in 1995. Mr. Williams earned a BS in Business Administration from the University of Southern California (1986) and received an MBA from the Wharton School of the University of Pennsylvania (1992).

        Stephen Smith has served as Chief Technical Officer of the Company since its merger with VitalStream, Inc. Mr. Smith served as Chief Technical Officer of VitalStream, Inc. from March 2001 until the time of the merger of the Company with VitalStream, Inc. Mr. Smith co-founded SiteStream Incorporated in 1999 and served as SiteStream's Senior Vice President of Technology. Mr. Smith served as Chief Technical Officer for AnaServe, Inc. from 1995 until August 1998, when Concentric Networks acquired AnaServe. Mr. Smith holds a certification from Santa Cruz Operation for SCO UNIX and possesses specialized training for Microsoft, Silicon Graphics, Sun Microsystems, Cisco, FORE Systems ATM, Intel, Digital Equipment Corporation, and 3-COM products and services.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, as well as persons who beneficially own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that no forms were delinquent or were not filed during the most recent fiscal year or prior years (to the extent not previously disclosed).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth the aggregate compensation earned during each of 2000, 2001 and 2002 by each executive officer if such person was the Chief Execution Officer of the Company at any time during 2002 or received aggregate compensation in excess of $100,000 during 2002 (the "named executive officers"). In April 2002, the Company merged with VitalStream, Inc. All of the named executive officers, other than Steven P. Strasser, were executed officers of VitalStream, Inc. prior to the VitalStream Merger.

								Long Term Compensation
		Annual Compensation						Awards			Payouts
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Other Annual Compen- sation(2) ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)		LTIP Payouts ($)	All Other Compen- sation ($)
Paul S. Summers, CEO and Chairman of the Board from 04/22/03*	12/31/02 12/31/01 12/31/00		$127,000 89,500 61,889		— — —	$ $	7,465 7,102 3,011	— — —	— — —		— — —	— — —
Philip N. Kaplan, Director, Chief Operating Officer and Secretary*	12/31/02 12/31/01 12/31/00		$127,000 89,500 62,413		— — —		$6,028 4,695 2,250	— — —	— — —		— — —	— — —
Kevin D. Herzog, Chief Financial Officer and Treasurer*	12/31/02 12/31/01 12/31/00		$109,700 115,635 —	$	— 1,340 —		$6,877 4,462 0	$150,000 — —	250,000 405,425 —	(3)	— — —	— — —
David R. Williams, VP of Operations*	12/31/02 12/31/01 12/31/00		$116,590 54,605 —		$16,000 — —		$2,347 1,673 0	— — —	20,000 405,425 —	(4)	— — —	— — —
Stephen Smith, Chief Technology Officer*	12/31/02 12/31/01 12/31/00		$106,132 72,436 —		$22,000 — —		$2,347 1,651 0	— — —	20,000 405,425 —	(5)	— — —	— — —
Steven P. Strasser, CEO and Chairman of the Board until 4/22/03	12/31/02 12/31/01 12/31/00	$ $	29,867 92,000		—		$2,300 8,185	— — —	625,000 200,000		— — —	$76,133 2,000 3,000	(6) (7) (7)

*
For periods prior to the VitalStream Merger on April 23, 2002, the information with respect to this individual reflects compensation paid by VitalStream, Inc.

(1)
Messrs. Summers, Kaplan, Herzog, Williams and Smith each deferred a portion of their 2001 salaries, respectively $13,000, $13,000, $2,000, $10,000 and $9,000. VitalStream paid that deferral compensation to the executives on March 31, 2002.

(2)
These amounts reflect the benefit to the named executive officer, on a cost basis, of amounts paid for health and dental insurance.

(3)
On November 1, 2001, Mr. Herzog was granted an option by VitalStream to purchase up to 500,000 shares of VitalStream common stock at an exercise price of $0.30 per share. As a result of the VitalStream Merger, the VitalStream option was converted to a VitalStream Holdings option. Upon exercise of the VitalStream Holdings option at payment of the $0.30 per VitalStream share exercise price, Mr. Herzog is entitled to receive, per share of VitalStream common stock initially covered by the option, the number of shares of VitalStream Holdings common that a holder of one share of VitalStream common stock on the closing date of the VitalStream Merger is entitled to receive in the VitalStream Merger. The reported number assumes a conversion ratio of .81085 (adjusted from the initial conversion ratio of .72693). The conversion ratio is subject to additional adjustment to up to 1.3747 VitalStream Holdings common shares per VitalStream common share if certain criteria are satisfied prior to September 30, 2003.

(4)
On November 1, 2001, Mr. Williams was granted an option by VitalStream to purchase up to 500,000 shares of VitalStream common stock at an exercise price of $0.30 per share. As a result of the VitalStream Merger, the VitalStream option was converted to a VitalStream Holdings option. Upon exercise of the VitalStream Holdings option at payment of the $0.30 per VitalStream share exercise price, Mr. Williams is entitled to receive, per share of VitalStream common stock initially covered by the option, the number of shares of VitalStream Holdings common that a holder of one share of VitalStream common stock on the closing date of the VitalStream Merger is entitled to receive in the VitalStream Merger. The reported number assumes a conversion ratio of ..81085 (adjusted from the initial conversion ratio of .72693). The conversion ratio is subject to additional adjustment to up to 1.3747 VitalStream Holdings common shares per VitalStream common share if certain criteria are satisfied prior to September 30, 2003.

(5)
On November 1, 2001, Mr. Smith was granted an option by VitalStream to purchase up to 500,000 shares of VitalStream common stock at an exercise price of $0.30 per share. As a result of the VitalStream Merger, the VitalStream option was converted to a VitalStream Holdings option. Upon exercise of the VitalStream Holdings option at payment of the $0.30 per VitalStream share exercise price, Mr. Smith is entitled to receive, per share of VitalStream common stock initially covered by the option, the number of shares of VitalStream Holdings common that a holder of one share of VitalStream common stock on the closing date of the VitalStream Merger is entitled to receive in the VitalStream Merger. The reported number assumes a conversion ratio of .81085 (adjusted from the initial conversion ratio of .72693). The conversion ratio is subject to additional adjustment to up to 1.3747 VitalStream Holdings common shares per VitalStream common share if certain criteria are satisfied prior to September 30, 2003.

(6)
Represents fees paid to Mr. Strasser under a consulting agreement entered into by Mr. Strasser and VitalStream Holdings in connection with the VitalStream Merger, related to services to be provided by Mr. Strasser following closing.

(7)
Consists of directors fees paid to Mr. Strasser in 2001 prior to his appointment as Chief Executive Officer on January 16, 2001.

        We do not have a compensation committee of our board of directors, or any other board committee performing the functions of setting compensation levels for our Executive Officers.

Option/SAR Grants in Last Fiscal Year

        The following table provides information related to options to purchase capital stock granted to the named executive officers during the year ended December 31, 2002. The Company has never granted any stock appreciation rights.

Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term
		% of Total Options/SARs Granted to Employees During Fiscal Year
	Number of Securities Underlying Options/SARs Granted (#)
Name			Exercise or Base Price ($/share)		Expiration Date	5% ($)	10% ($)
Kevin D. Herzog	250,000	9.5%(1)	$0.40		October 10, 2007	$27,628	$61,051
David R. Williams	20,000	0.8%(1)	$0.47		May 10, 2007	$2,597	$5,739
Stephen Smith	20,000	0.8%(1)	$0.47		May 10, 2007	$2,597	$5,739
Steven P. Strasser(2)	625,000	23.7%(1)	$0.25	(2)	April 23, 2004	$277,859	$320,188

(1)
Represents the percent of total options granted to employees of the Company during the 2002 fiscal year.

(2)
The market price on the date of grant was $0.63 per share. The realizable value of the option on the date of grant was $237,500.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

        The following table sets forth the information concerning the options to purchase capital stock exercised by the named executive officers during the year ended December 31, 2002, and the value of unexercised options as of December 31, 2002.

			Number of Securities Underlying Unexercised Options/SARs at December 31, 2002
					Value of Unexercised In-the-Money Options/SARs at December 31, 2002
	Shares Acquired on Exercise (number)
		Value Realized ($)
Name			Exercisable/Unexercisable		Exercisable/Unexercisable
Kevin D. Herzog	0	0	248,000 / 407,425	(1)	$0 / $0
David R. Williams	0	0	252,500 / 172,925	(1)	$0 / $0
Stephen Smith	0	0	252,500 / 172,925	(1)	$0 / $0
Steven P. Strasser	260,480	$50,605	564,520 / 0		$0 / $0

(1)
Includes options to purchase shares of VitalStream common stock converted to options of VitalStream Holdings in the VitalStream Merger. Upon exercise of the option, the grantee is entitled to receive, per share of VitalStream common stock initially covered by the option, the number of shares of VitalStream Holdings' common stock that a holder of one share of VitalStream common stock on the closing date of the VitalStream Merger is entitled to receive in the VitalStream Merger. The reported number assumes a conversion ratio of .81085 (adjusted from the initial conversion ratio of .72693). The conversion ratio is subject to additional adjustment to up to 1.3747 VitalStream Holdings common shares per VitalStream common share if certain criteria are satisfied prior to September 30, 2003.

Compensation of Directors

        Our directors do not receive cash compensation for their service as directors but are reimbursed for certain reasonable expenses incurred in attending board of director or committee meetings or incurred otherwise in conjunction with discharging their duties as directors. In addition, directors who are not officers are entitled to receive compensation to the extent that they provide services at rates that would be charged by such directors for such services to arm's length parties. No such amounts were paid to directors of the Company during the year ended December 31, 2002.

        Our directors are also entitled to participate in any stock option plans that we adopt from time to time. As such, the Company granted an option to purchase 75,000 shares of VitalStream Holdings common stock to Leonard Wanger on May 10, 2002 with a strike price of $0.47 per share and an option to purchase 50,000 shares of VitalStream Holdings common stock to Peter Grubstein on September 9, 2002, a director whose term ended at our annual meeting on January 9, 2003, with a strike price of $0.52 per share. The Company granted an option to purchase 200,000 shares of VitalStream Holdings common stock to Charles Lyons on January 27, 2003 with a strike price of $0.26 per share, vesting over his term as a director. No other director holds any options to purchase VitalStream Holdings common stock granted under our Option Plan.

Executive Employment Agreements, Termination of Employment and Change of Control Arrangements

        All employees are employed pursuant to "at will" employment offer letters, governed according to the terms of our Employee Manual. Additionally, all employees sign a standard Confidentiality and Work Made for Hire Agreement and an Arbitration Agreement prior to becoming employees. Employee stock option agreements are governed according to the terms of our Option Plan.

        On October 18, 2002, our Board of Directors approved employment agreements with Messrs. Summers, Kaplan, Herzog, Smith and Williams, pursuant to which these executive officers receive their previously authorized annual salary of $120,000, subject to adjustment as set forth below, and a termination benefit of one year's salary for Messrs. Summers, Kaplan and Herzog and six months salary for Messrs. Smith & Williams. Upon the Company's achievement of three consecutive months of positive EBITDA, the salaries of Messrs. Summers, Kaplan and Herzog shall increase to, respectively, $155,000, $150,000 and $145,000, retroactive to the beginning of the three-month EBITDA measurement period. The employment agreements permit the salaries of the five executives to increase, but not to decrease once such an increase is in effect. Additionally, Messrs. Summers, Kaplan and Herzog can earn at the end of each fiscal year an annual bonus of up to 35% of their annual salary based on the achievement of financial targets to be determined at the beginning of each fiscal year, jointly by the executives and the Board of Directors (or a committee thereof). Employment of the five executives is at-will, subject to the termination benefit outlined above, and the term of the agreement is open-ended.

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

        Our Board of Directors as a whole administers the Company's executive compensation program because the Company does not currently have an independent compensation committee. The board of directors of the Company currently consists of Paul S. Summers, Philip N. Kaplan, Leonard Wanger, Charles Lyons and Salvatore Tirabassi. In addition to evaluating and approving employment contracts for key employees throughout the year, the Board of Directors formally considered compensation issues approximately nine times during the 2002 fiscal year in connection with the authorization of grants of options to purchase shares of VitalStream Holdings common stock and with the executive employment agreements for Messrs. Summers, Kaplan, Herzog, Smith and Williams. Mr. Summers is our Chief Executive Officer and Mr. Kaplan is our Chief Operating Officer. None of the other directors is an officer or employee of the Company. Although certain members of the board are executive officers, none participates in the determination of his own salary or bonus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The table below sets forth information, as of March 15, 2003, as to each person who beneficially owns of record more than 5% of our outstanding common stock, and information as to the ownership of our common stock by each person serving as a director or named executive officer of the Company and by all of our directors, director nominees and executive officers as a group. Except as otherwise indicated in the footnotes to this table, all shares will be owned directly, and the persons named in the table will have sole voting and investment power with respect to shares shown as beneficially being owned by them. No class or series of VitalStream Holdings capital stock is outstanding other than our common stock.

	ASSUMES INITIAL MERGER CONSIDERATION PLUS $1MIL EARNOUT ONLY(1)			ASSUMES INITIAL MERGER CONSIDERATION PLUS $1MIL EARNOUT PLUS REMAINING FULL CONTINGENT CONSIDERATION(2)
Name	Ownership of Common Stock(3)		Percentage Ownership of Common Stock(4)	Ownership of Common Stock(3)		Percentage Ownership of Common Stock(4)
Executive Officers and Directors
Paul S. Summers(5)	3,324,481		11.8%	5,524,743		14.1%
Philip N. Kaplan(5)	3,365,024	(6)	12.0%	5,592,118	(7)	14.2%
Kevin D. Herzog(5)	681,114	(8)	2.4%	1,131,896	(9)	2.9%
Stephen Smith(5)	738,953	(10)	2.6%	1,228,016	(11)	3.1%
David R. Williams(5)	768,802	(12)	2.7%	1,277,620	(13)	3.2%
Leonard Wanger	192,407	(14)	0.7%	290,793	(15)	0.7%
Salvatore Tirabassi	Nil		N/A	Nil		N/A
Charles Lyons	Nil		N/A	Nil		N/A
Steven P. Strasser	579,520	(16)	2.0%	579,520	(16)	1.5%
5% Stockholders (Who are not Executive Officers or Directors)
Liberty Wanger Asset Management	2,358,306	(17)	8.4%	3,919,120	(18)	10.0%
Dolphin and Epoch group(19)	8,616,204	(20)	26.0%	14,433,327	(21)	30.6%
All Executive Officers and Directors as a Group (9 Persons)	9,650,301		32.8%	15,624,706		37.9%

(1)
Based upon the 16,986,502 shares of VitalStream Holdings common stock actually issued to date in connection with the VitalStream Merger.

(2)
Assumes that, in addition to the 16,986,502 shares of VitalStream Holdings common stock actually issued in the VitalStream Merger, (a) an additional 11,242,301 shares of our common stock are issued to the former VitalStream shareholders under the VitalStream Merger Agreement based upon certain "earnout" targets being achieved by September 30, 2003, and (b) an additional 2,987,313 shares of our common stock are issued to Epoch Hosting as a result of adjustment provisions in the Amended Epoch Purchase Agreement that are trigged if the former VitalStream shareholders receive additional consideration under the VitalStream Merger Agreement.

(3)
Ownership numbers include shares of our common stock subject to options, warrants and convertible securities that are exercisable within 60 days of March 15, 2003.

(4)
In columns under the heading "Assumes Initial Merger Consideration Plus $1 Mil Earnout Only," the percentages shown are based on the sum of (a) the 28,055,658 shares of our common stock issued and outstanding on March 15, 2003, and (b) the shares of our common stock subject to all options, warrants and convertible securities held by the person with respect to whom the calculation is being made (but not any other person) that are exercisable within 60 days of March 15, 2003. In columns under the heading "Assumes Initial Merger Consideration Plus $1 Mil Earnout Plus Remaining Full Contingent Consideration," the percentages shown are based on the sum of (a) the 28,055,658 shares of our common stock issued and outstanding on March 15, 2003, (b) the shares of our common stock subject to all options, warrants and convertible securities warrants held by the person with respect to whom the calculation is being made (but not any other person) that are exercisable within 60 days of March 1, 2003, (c) the additional 11,242,301 shares of our common stock that would be issued if all contingent consideration is received in the VitalStream Merger, (d) the additional 2,987,313 shares of our common stock that would be issued under the Amended Epoch Purchase Agreement if all contingent consideration is received in the VitalStream Merger, and (e) any additional shares of our common stock that would become subject options and warrants held by the person with respect to whom the calculation is made if all contingent consideration is received in the VitalStream Merger.

(5)
Business Address is One Jenner, Suite 100, Irvine, CA 92618.

(6)
Represents 3,324,481 shares owned by Philip N. Kaplan, and 40,543 shares owned by Stacy Kaplan, the wife of Philip N. Kaplan.

(7)
Represents 5,524,743 shares owned by Philip N. Kaplan, and 67,375 shares owned by Stacy Kaplan, the wife of Philip N. Kaplan.

(8)
Represents 445,967 shares of our common stock and an option to purchase 235,147 shares of our common stock.

(9)
Represents 741,122 shares of our common stock and an option to purchase 390,774 shares of our common stock.

(10)
Represents 467,318 shares of our common stock and an option to purchase 271,635 shares of our common stock.

(11)
Represents 776,605 shares of our common stock and an option to purchase 451,411 shares of our common stock.

(12)
Represents 497,167 shares of our common stock and an option to purchase 271,635 shares of our common stock.

(13)
Represents 826,209 shares of our common stock and an option to purchase 451,411 shares of our common stock.

(14)
Represents 108,114 shares of our common stock and an option to purchase 43,750 shares of our common stock owned by Mr. Wanger, and 40,543 shares of our common stock held in a trust that is beneficially owned by Mr. Wanger.

(15)
Represents 179,668 shares of our common stock and an option to purchase 43,750 shares of our common stock owned by Mr. Wanger, and 67,375 shares of our common stock held in a trust that is beneficially owned by Mr. Wanger.

(16)
Represents 15,000 shares of our common stock and an option to purchase 564,520 shares of our common stock owned by Mr. Strasser. The address for Mr. Strasser is 1416 Perry's Hollow Drive, Salt Lake City, Utah 84103.

(17)
Represents 1,642,654 shares of our common stock held of record by Acorn Investment Trust and 715,652 shares of our common stock held of record by Westcoast & Co. These holdings are managed by Liberty Wanger Asset Management, which holds the power to vote and dispose of such shares. Mr. John Park is the employee of Liberty Wanger Asset Management with responsibility for managing this investment. The address for Liberty Wanger is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(18)
Represents 2,729,823 shares of our common stock held of record by Acorn Investment Trust and 1,189,297 shares of our common stock held of record by Westcoast & Co. These holdings are managed by Liberty Wanger Asset Management, which holds the power to vote and dispose of such shares. Mr. John Park is the employee of Liberty Wanger Asset Management with responsibility for managing this investment. The address for Liberty Wanger is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(19)
Information regarding the Dolphin and Epoch group is based under the Schedule 13D filed by such group on January 29, 2003. According to such report, the group is comprised of: Dolphin Communications Parallel Fund II Netherlands LP, Dolphin Communications Fund II LP, Dolphin Communications Fund LP, Dolphin Communications I LLC, Dolphin Communications II LP, Dolphin Communications LP, Dolphin Communications LLC, Dolphin Communications Parallel Fund LP, Epoch Holdings Inc., Epoch Hosting Inc. and Epoch Networks Inc.

(20)
Represents 85,889 shares of our common stock owned by Dolphin Communications Fund II, LP ("Fund"), 9,650 shares of our common stock owned by Dolphin Communications Parallel Fund II (Netherlands), LP ("Parallel Fund"), warrants to purchase 688,728 shares of our common stock owned by Fund, warrants to purchase 77,377 shares of our common stock owned by Parallel Fund, a note which is convertible into 3,826,271 shares of our common stock owned by Fund, a note which is convertible into 429,870 shares of our common stock owned by Parallel Fund, and 3,498,419 shares owned by Epoch Hosting, Inc., of which 1,049,526 shares are in escrow. The address for the Dolphin and Epoch Group is 750 Lexington Avenue, New York, NY 10022.

(21)
Represents 85,889 shares of our common stock owned by Fund, 9,650 shares of our common stock owned by Parallel Fund, warrants to purchase 688,728 shares of our common stock owned by Fund, warrants to purchase 77,377 shares of our common stock owned by Parallel Fund, a note which is convertible into 3,826,271 shares of our common stock owned by Fund, a note which is convertible into 429,870 shares of our common stock owned by Parallel Fund, and 3,498,419 shares owned by Epoch Hosting, Inc., of which 1,049,526 shares are in escrow. Also includes 2,987,313 additional shares that would be issued to Epoch Hosting, Inc. under the Amended Epoch Purchase Agreement, 2,155,931 and 242,213 additional shares that would be issuable upon conversion of the convertible notes held by Fund and Parallel Fund, respectively, and an additional 388,068 and 43,598 shares of common stock that would be issued under the warrants to purchase our common stock held by Fund and Parallel Fund, respectively. The address for the Dolphin and Epoch Group is 750 Lexington Avenue, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" set forth in Item 5 is incorporated in this Item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following discusses certain transactions between the Company and its officers, directors and others that may be deemed to be affiliates.

        SiteStream Merger and Related Transaction.    Prior to the VitalStream Merger, VitalStream acquired SiteStream in a merger transaction in which the stockholders of SiteStream received shares of VitalStream common stock and SiteStream became a wholly owned subsidiary of VitalStream. In connection with that transaction, on January 16, 2002, VitalStream issued 50,854 shares of VitalStream common stock to David R. Williams as a retention bonus in conjunction with his employment. On February 1, 2002, VitalStream issued 39,330 shares of VitalStream common stock to Stephen Smith as a retention bonus in conjunction with his employment.

        Also in conjunction with the merger between VitalStream and SiteStream, VitalStream assumed certain officer loans payable by SiteStream to David R. Williams. These loans were in the principal amount of $104,197, of which $48,880 was paid on September 30, 2001, $5,317 was paid on April 30, 2002 and $50,000 was paid on May 31, 2002, and bore simple interest at an annual rate of 4.86%. Additionally, VitalStream paid Mr. Williams a total of $10,500 between August 2001 and April 2002 in order to compensate Mr. Williams for a vendor payment he made personally on behalf of SiteStream.

        In February 2003, SiteStream was merged into VitalStream.

        Grant of Options to Executive Officers.    Prior to the VitalStream Merger, VitalStream also granted an option to purchase 500,000 shares of VitalStream common stock at an exercise price of $0.30 per share to each of David R. Williams, Stephen Smith and Kevin D. Herzog. The options were granted under VitalStream, Inc.'s 2000 Stock Option/Stock Issuance Plan. In the VitalStream Merger, VitalStream Holdings assumed those options. All such options were converted into options to purchase VitalStream Holdings common stock in the VitalStream Merger. In addition, prior to the VitalStream Merger, VitalStream granted to Kevin Herzog 500,000 shares of VitalStream, Inc. common stock. The conversion ratio for such option and shares (subject to adjustment prior to September 30, 2003) is between 0.81085 and 1.3747 shares of VitalStream Holdings common stock per shares of VitalStream, Inc. common stock. On May 10, 2002, the Company granted an option to purchase 20,000 shares of VitalStream Holdings common stock at an exercise price of $0.47 per share to each of David R. Williams and Stephen Smith. On October 10, 2002 the Company granted an option to purchase 250,000 shares of VitalStream Holdings common stock at an exercise price of $0.40 per share to Kevin D. Herzog.

        Agreements With Former Management of VitalStream Holdings.    Steven Strasser, Chief Executive Officer and a director of VitalStream Holdings prior to the VitalStream Merger, and Andrew Bebbington, Chief Operating Officer and a director of VitalStream Holdings prior to the VitalStream Merger entered into Consulting Agreements with VitalStream Holdings in connection with the VitalStream Merger. Under such consulting agreements, Mr. Bebbington received a consulting fee of $12,000 per month through December 31, 2002, and Mr. Strasser received a consulting fee of $8,000 per month through December 31, 2002. In addition, each of Mr. Strasser and Mr. Bebbington received an option under our Option Plan to purchase 625,000 shares of VitalStream Holdings common stock at an exercise price of $.25 per share, subject to adjustment for dilutive issuances, at any time between April 23, 2002 of (a) April 23, 2004, and (b) the date(s) certain trading volume, price and other limitations are satisfied.

        Mickey Hale and Simon Constantine, directors of VitalStream Holdings prior to the VitalStream Merger, were granted options under our Option Plan to purchase 100,000 shares of VitalStream Holdings common stock at an exercise price of $.25 per share, subject to adjustment for dilutive issuances, at any time between April 23, 2002 of (a) April 23, 2004, and (b) the date(s) certain trading volume, price and other limitations are satisfied.

        Employment Agreements With Current Management.    On October 18, 2002, our Board of Directors approved employment agreements with Messrs. Summers, Kaplan, Herzog, Smith and Williams, pursuant to which these executive officers receive their previously authorized annual salary of $120,000, subject to adjustment as set forth below, and a termination benefit of one year's salary for Messrs. Summers, Kaplan and Herzog and six months salary for Messrs. Smith & Williams. Upon the Company's achievement of three consecutive months of positive EBITDA, the salaries of Messrs. Summers, Kaplan and Herzog shall increase to, respectively, $155,000, $150,000 and $145,000, retroactive to the beginning of the three-month EBITDA measurement period. The employment agreements permit the salaries of the five executives to increase, but not to decrease once such an increase is in effect. Additionally, Messrs. Summers, Kaplan and Herzog can earn at the end of each fiscal year an annual bonus of up to 35% of their annual salary based on the achievement of financial targets to be determined at the beginning of each fiscal year, jointly by the executives and the Board of Directors (or a committee thereof). Employment of the five executives is at-will, subject to the termination benefit outlined above, and the term of the agreement is open-ended.

        Transactions With Third Parties That Are Now Significant Shareholders.    As of January 15, 2003, VitalStream and its wholly-owned subsidiary VitalStream Broadcasting entered into an the Amended Epoch Purchase Agreement with Epoch pursuant to which VitalStream Broadcasting acquired the rights of Epoch Networks and Epoch under their hosting and colocation contracts, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center and a certificate of deposit for $300,000 from Epoch Holdings (which serves as collateral on an assumed operating lease). As consideration for such assets, VitalStream Holdings paid to Epoch Hosting, Inc. $200,000 in cash and issued a number of shares of common stock of VitalStream Holdings constituting 12.5% of the outstanding shares of common stock of VitalStream Holdings on the closing date (3,498,419 shares), subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement.

        Pursuant to the Amended Note Purchase Agreement, Dolphin invested $1.1 million dollars in VitalStream Holdings in exchange for Convertible Promissory Notes with an aggregate principal amount of $1.1 million and warrants to purchase common stock of VitalStream Holdings. The proceeds of the Convertible Promissory Notes were used, in part, to pay the $200,000 cash portion of the purchase price under the Amended Epoch Purchase Agreement and related transaction expenses. Dolphin indirectly owns an approximately 95% equity interest in Epoch, and Salvatore Tirabassi, who was elected to the board of directors of VitalStream Holdings on January 9, 2003, is an affiliate of Dolphin.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

Financial Statements And Schedules

        The financial statements, including the index to the financial statements, are included immediately following the signatures and certifications to this report.

Exhibits

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
2.1	Agreement and Plan of Merger dated February 13, 2002 among the Company, VitalStream and VitalStream Operating Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002, File No. 001-10013
2.2	Amended and Restated Asset Purchase Agreement dated January 15, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
3.1	Articles of Incorporation, as amended to date	Filed herewith
3.2	Bylaws	Filed herewith
4.1	Form of Certificate representing shares of VitalStream Holdings Common Stock	Filed herewith
4.2	Form of Warrant re Amended and Restated Convertible Note and Warrant Purchase Agreement dated January 15, 2003	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 12, 2002, File No. 0-17020
4.3	Form of Convertible Note re Amended and Restated Convertible Note and Warrant Purchase Agreement dated January 15, 2003	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 12, 2002, File No. 0-17020

10.1	Amended and Restated Convertible Note and Warrant Purchase Agreement dated January 15, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
10.2	Form of Investor Rights Agreement re Amended and Restated Convertible Note and Warrant Purchase Agreement dated January 15, 2003	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 12, 2002, File No. 0-17020
10.3	Form of Registration Agreement re Amended and Restated Convertible Note and Warrant Purchase Agreement dated January 15, 2003	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 12, 2002, File No. 0-17020
10.4	Sublease dated as of November 15, 1999, by and between Charter Holdings, Inc. and VitalStream Broadcasting Corporation (as successor to Epoch Networks, Inc.), as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
10.5	Industrial Lease Between The Irvine Company and ReceiveTV, Inc., as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 16, 2002, File No. 0-17020
10.6	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
10.7	Sublease dated as of November 15, 1999, by and between Charter Holdings, Inc. and VitalStream Broadcasting Corporation (as successor to Epoch Networks, Inc.), as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
10.8	2001 Stock Incentive Plan (Amended and Restated)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
10.9	Stock Purchase Warrant for dated April 23, 2002 issued to Brookstreet Securities Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.10	Stock Purchase Warrant dated April 23, 2002 issued to Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.11	Stock Purchase Warrant dated April 23, 2002 issued to Joe Kowal	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

10.12	Registration Rights Agreement dated April 23, 2002, among the Company, Brookstreet Securities Corporation and Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.13	Registration Rights Agreement dated April 23, 2002, between the Company and Joe Kowal	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.14	Stock Option Agreement executed as of February 12, 2002 between the Company and Andrew Bebbington.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
10.15	Stock Option Agreement executed as of February 12, 2002 between the Company and Steven Strasser.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
10.16	Telecommunications Services Agreement dated June 12, 2002, between Williams Communications, LLC and the Company	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002
10.17	Master Services Agreement dated June 7, 2002, between Equinix Operating Co., Inc. and the Company	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002
10.18	Internet Access Agreement dated August 30, 2002, between Verio, Inc. (d/b/a NTT/VERIO) and VitalStream	Incorporated by reference to the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 25, 2003.
10.19	Employment Agreement dated October 18, 2002 between the Company and Paul Summers, as amended	Filed herewith
10.20	Employment Agreement dated October 18, 2002 between the Company and Philip N. Kaplan	Filed herewith
10.21	Employment Agreement dated October 18, 2002 between the Company and Kevin D. Herzog	Filed herewith
10.22	Employment Agreement dated October 18, 2002 between the Company and Steve Smith	Filed herewith
10.23	Employment Agreement dated October 18, 2002 between the Company and David Williams	Filed herewith
10.24	Letter amendment agreements dated January 6, 2003 and January 9, 2003, between the Company and The Seidler Companies Incorporated	Filed herewith

21	Subsidiaries of the Company	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 16, 2002, File No. 0-17020
23.1	Consent of Rose, Snyder & Jacobs	Filed herewith
99.1	Certification of Chief Executive Officer	Filed herewith
99.2	Certification of Chief Operating Officer	Filed herewith
99.3	Certification of Chief Financial Officer	Filed herewith

REPORTS ON FORM 8-K

        On November 12, 2002, we filed a Current Report on Form 8-K reporting the execution of the Asset Purchase Agreement dated November 1, 2002 with Epoch (which was superseded by the Amended Epoch Purchase Agreement) and the Convertible Note and Warrant Purchase Agreement with Dolphin (which was superseded by the Amended Note Purchase Agreement).

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VITALSTREAM HOLDINGS, INC.
March 28, 2003	/s/ PAUL S. SUMMERS Paul S. Summers, President & Chief Executive Officer
March 28, 2003	/s/ PHILIP N. KAPLAN Philip N. Kaplan, Chief Operating Officer
March 28, 2003	/s/ KEVIN D. HERZOG Kevin D. Herzog, Chief Financial Officer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated. In addition, each person whose signature to this report appears below hereby constitutes and appoints Paul S. Summers and Philip N. Kaplan, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this report, and any and all instruments or documents filed as part of or in connection with this report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ PAUL S. SUMMERS Paul S. Summers	President, Chief Executive Officer, and Director (Principal Executive Officer and authorized representative of the Company in the United States)	March 28, 2003
/s/ KEVIN D. HERZOG Kevin D. Herzog	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003
/s/ PHILIP N. KAPLAN Philip N. Kaplan	Director and Chief Operating Officer	March 28, 2003
/s/ LEONARD WANGER Leonard Wanger	Director	March 28, 2003
/s/ CHARLES LYONS Charles Lyons	Director	March 28, 2003
/s/ SALVATORE TIRABASSI Salvatore Tirabassi	Director	March 28, 2003

CERTIFICATIONS

I, Paul S. Summers, certify that:

1.
I have reviewed this annual report on Form 10-K of VitalStream Holdings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ PAUL S. SUMMERS Paul S. Summers, Chief Executive Officer

I, Philip N. Kaplan, certify that:

1.
I have reviewed this annual report on Form 10-K of VitalStream Holdings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ PHILIP N. KAPLAN Philip N. Kaplan, Chief Operating Officer

I, Kevin D. Herzog, certify that:

1.
I have reviewed this annual report on Form 10-K of VitalStream Holdings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ KEVIN D. HERZOG Kevin D. Herzog, Chief Financial Officer

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

The Board of Directors
VitalStream Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of VitalStream Holdings, Inc, and subsidiaries, as of December 31, 2001 and 2002, and the consolidated statements of operations, shareholders' equity and cash flows for the period from inception (March 9, 2000) through December 31, 2000 and years ended December 31, 2001 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VitalStream Holdings, Inc. and subsidiaries at December 31, 2001 and 2002, and the results of its operations and its cash flows for the period from inception (March 9, 2000) through December 31, 2000 and years ended December 31, 2001 and 2002 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations and has a net working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

February 7, 2003

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2002

	December 31, 2001	December 31, 2002
ASSETS
Current assets:
Cash	$134,196	$237,511
Accounts receivable, net of allowance for doubtful accounts of $38,206 and $40,258 at December 31, 2001 and 2002, respectively, Notes 1 and 9	181,740	397,284
Prepaid expenses	104,182	158,363
Other current assets	22,622	69,746

Total current assets	442,740	862,904

Fixed assets, net, Note 2	915,415	809,060

Goodwill	961,900	961,900
Loan costs, Note 3	—	92,969
Deposit for Epoch assets, Note 13	—	101,653
Other assets	76,466	37,633

TOTAL ASSETS	$2,396,521	$2,866,119

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$445,770	$794,180
Accrued compensation	162,689	134,180
Deferred compensation	51,230	—
Note payable to officer, Note 10	64,753	—
Current portion of capital lease obligations	163,425	197,871
Accrued expenses	75,996	302,085

Total current liabilities	963,863	1,428,316

Capital lease obligations, Note 5	83,085	139,839
Notes Payable, Note 3	—	409,000
Long-term liabilities	20,000	—

	103,085	548,839

Commitments and Contingencies, Note 5
Shareholders' equity, Notes 6, 7 and 8
Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding shares, 14,799,462 and 24,488,933 at December 31, 2001 and 2002, respectively	14,799	24,489
Additional paid-in capital	5,069,690	6,806,018
Accumulated deficit	(3,754,916)	(5,941,543)

Total Shareholders' equity	1,329,573	888,964

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$2,396,521	$2,866,119

See independent auditors' report and notes to financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM INCEPTION (MARCH 9, 2000) THROUGH

DECEMBER 31, 2000 AND YEARS ENDED DECEMBER 31, 2001 AND 2002

	Inception (Mar. 9, 2000) through Dec. 31, 2000	Year ending Dec 31, 2001	Year ending Dec 31, 2002
Revenue, Notes 1 and 9	$—	$1,521,253	$3,786,980
Cost of revenue	—	904,313	1,843,186

Gross Profit	—	616,940	1,943,794
Research & development	164,858	274,232	271,604
Sales & marketing	284,163	1,379,224	1,591,522
General & administrative	596,551	1,679,404	2,326,835

Operating Loss	(1,045,572)	(2,715,920)	(2,246,167)
Other income (expense):
Interest income (expense)	94,089	(4,566)	(54,165)
Income tax expense	(800)	(1,600)	(1,600)
Loss on disposal of fixed assets	—	(112,600)	(11,327)
Other income (expense)	—	32,053	126,632

Net other income (expense)	93,289	(86,713)	59,540

Net Loss	$(952,283)	$(2,802,633)	$(2,186,627)

Basic and diluted net loss per common share, Note 1	$(0.09)	$(0.21)	$(0.10)

Shares used in computing basic and diluted net loss per common share, Note 1	10,044,345	13,442,646	21,412,557

See independent auditors' report and notes to financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (MARCH 9, 2000) THROUGH DECEMBER 31, 2000 AND

YEARS ENDED DECEMBER 31, 2001 AND 2002

	Common stock
			Additional paid-in Capital	Deferred Compensation	Accumulated deficit
	Shares	Amount				Total
Balance at inception, March 9, 2000	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	5,815,440	5,815	74,185	—	—	80,000
Issuance of common stock as a restricted stock grant	48,463	48	618	—	—	666
Issuance of series A preferred stock for cash (subsequently converted to common stock)	3,876,965	3,877	1,996,125	—	—	2,000,002
Issuance of series B preferred stock for cash (subsequently converted to common stock)	1,692,612	1,693	1,847,087	—	—	1,848,780
Net loss, December 31, 2000	—	—	—	—	(952,283)	(952,283)

Balance at December 31, 2000	11,433,480	$11,433	$3,918,015	$—	$(952,283)	$2,977,165
Issuance of common stock related to SiteStream acquisition	2,108,393	2,108	287,933	—	—	290,041
Issuance of series C preferred stock, for cash (subsequently converted to common stock)	1,257,589	1,258	863,742	—	—	865,000
Net loss, December 31, 2001	—	—	—	—	(2,802,633)	(2,802,633)

Balance at December 31, 2001	14,799,462	$14,799	$5,069,690	$—	$(3,754,916)	$1,329,573
Issuance of common stock to an officer as a restricted stock grant	363,465	363	149,637	(150,000)	—	—
Amortization of deferred compensation	—	—	0	150,000	—	150,000
Issuance of common stock upon conversion of note payable	135,682	136	49,864			50,000
Issuance of common stock to two employees as a bonus	65,557	66	22,480	—	—	22,546
Issuance of common stock upon exercise of stock options	470,720	471	117,209	—	—	117,680
Issuance of common stock as partial payment of loan costs	31,846	32	8,301	—	—	8,333
Issuance of warrants to purchase shares of common stock, as loan costs	—	—	42,136	—	—	42,136
Recapitalization of common equity	8,622,201	8,622	1,346,701	—		1,355,323
Net Loss, December 31, 2002	—	—		—	(2,186,627)	(2,186,627)

Balance at December 31, 2002	24,488,933	$24,489	$6,806,018	$—	$(5,941,543)	$888,964

See independent auditors' report and notes to financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION (MARCH 9, 2000) THROUGH

DECEMBER 31, 2000 AND YEARS ENDED DECEMBER 31, 2001 AND 2002

	Inception (Mar. 9, 2000) through Dec. 31, 2000	Year ending Dec 31, 2001	Year ending Dec 31, 2002
OPERATING ACTIVITIES
NET LOSS	$(952,283)	$(2,802,633)	$(2,186,627)
Adjustments to net loss:
Depreciation/amortization	24,509	367,279	638,567
Loss on disposal of fixed assets	—	112,600	11,327
Changes in operating assets & liabilities
Accounts receivable (net)	—	48,557	(224,285)
Prepaid expenses	(17,379)	(86,803)	(41,199)
Other assets	(104,915)	15,642	(36,607)
Accounts payable	205,152	7,506	359,357
Accrued compensation	24,169	102,897	(28,509)
Deferred compensation	—	51,230	(51,230)
Accrued expenses	44,750	6,618	122,928

TOTAL CASH USED IN OPERATIONS	(775,997)	(2,177,107)	(1,436,278)

INVESTING ACTIVITIES
Redemption of certificate of deposit	—	60,709	—
Cash obtained from purchase of SiteStream	—	39,068	—
Additions to property & equipment	(518,426)	(210,943)	(26,892)
Proceeds from sale of equipment	—	—	8,094
Payments on purchase of SiteStream	(343,567)	(485,673)	—

NET CASH USED IN INVESTING ACTIVITIES	(861,993)	(596,839)	(18,798)

FINANCING ACTIVITIES
Payments on notes payable	—	(97,814)	(20,000)
Payments on notes payable to officer	—	—	(12,550)
Payments on capital leases	(27,278)	(122,558)	(282,032)
Proceeds from note payable	—	—	409,000
Advances from Sensar Corp.	—	—	500,000
Proceeds from recapitalization	—	—	1,114,806
Proceeds from exercise of stock options	—	—	117,680
Proceeds from issuance of preferred stock	3,848,782	865,000	—
Proceeds from issuance of common stock	80,000	—	—
Payment of costs associated with the issuance of stock	—	—	(268,513)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,901,504	644,628	1,558,391

NET INCREASE (DECREASE) IN CASH	2,263,514	(2,129,318)	103,315
Cash at the beginning of the period	—	2,263,514	134,196

Cash at the end of the period	$2,263,514	$134,196	$237,511

Supplementary disclosure of cash paid during the period for:
Interest	$—	$40,148	$58,301
Income taxes	$800	$1,600	$1,600
Equipment acquired under capital leases	$99,861	$180,618	$373,232

See independent auditors' report and notes to financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000, 2001 and 2002

(See independent auditors' report)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

        VitalStream Holdings, Inc. ("VHI"), formerly known as Sensar Corporation, (together with its subsidiaries, the "Company"), is a streaming media and managed services company that offers a broad range of business-to-business Internet products and services, including live webcasting, audio and video streaming, media hosting, network design, payment processing, encoding (via third-party resellers) and consulting services.

        VHI historically engaged in the design, development, manufacturing, and marketing of analytical scientific instrumentation. After experiencing losses for several years, during 1999, VHI sold substantially all of its assets relating to its prior operations. On February 13, 2002 VHI entered into an Agreement and Plan of Merger (the "VitalStream Merger Agreement") with VitalStream, Inc. ("VitalStream") regarding the merger of VitalStream with a wholly-owned subsidiary of VHI (the "VitalStream Merger"). The VitalStream Merger, in which the wholly-owned subsidiary of VHI merged with and into VitalStream, (resulting in VitalStream becoming a wholly-owned subsidiary of VHI), was consummated on April 23, 2002.

        Although from a legal perspective, VHI acquired VitalStream in the VitalStream Merger, the VitalStream Merger is viewed as a recapitalization of VitalStream accompanied by an issuance of stock by VitalStream for the net assets of VHI. This is because VHI did not have operations immediately prior to the merger, and following the VitalStream Merger, VitalStream was the operating company. See Note 6.

        VitalStream was incorporated in Delaware in March 2000 to provide a complete solution on an outsource basis to customers wishing to broadcast audio and video content and other communications over the Internet. In September 2000, VitalStream entered into an agreement to acquire SiteStream, Incorporated ("SiteStream"). SiteStream had been organized in 1998 for the purpose of operating a website hosting business. SiteStream had failed to achieve profitability; however, it had developed a substantial customer base for its hosting business and had garnered technical expertise in audio and video streaming. VitalStream and SiteStream began integrating their operations in November 2000 and began functioning as a fully combined enterprise by the end of the first quarter of 2001.

Going Concern

        The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses, negative cash flows from operations and the working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, profitability of future operations and additional cash infusion.

        As discussed in Notes 3 and 13, the Company entered into an asset purchase agreement, pursuant to which the Company acquired the assets of the hosting business of Epoch Networks, Inc. and Epoch Hosting, Inc. (Epoch Networks, Inc. and Epoch Hosting, Inc., collectively, "Epoch") in January 2003.

Management believes that this transaction should provide a substantial increase in revenue, as well as a positive effect in its net results. The Company also entered into a finance agreement with Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P. (collectively, "Dolphin"), under which Dolphin provided $1.1 million in financing to the Company in January 2003. The Company received $409,000 of the $1.1 million in financing from Dolphin prior to December 31, 2002. Management believes that the transaction with Epoch and the investment from Dolphin will generate the additional cash required to fund the Company's operations and allow it to meet its obligations.

Principle of Consolidation

        The consolidated financial statements include the accounts of VHI and its wholly-owned subsidiaries, VitalStream, Inc. and SiteStream Incorporated. The Company also has other subsidiaries that were inactive in 2000, 2001 and 2002. The term "Company" used herein means VitalStream Holdings, Inc and its subsidiaries, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated. Subsequent to December 31, 2002, SiteStream was merged into VitalStream, Inc.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

Concentration of Business and Credit Risk

        The Company markets its services to companies and individuals in many industries and geographic locations throughout the United States. The Company's operations are subject to rapid technological advancement and competition in the industry.

        Accounts receivable represent financial instruments with potential credit risk. The Company sometimes offers its customers credit terms. The Company makes periodic evaluations of the creditworthiness of its customers and in nearly all cases retains physical possession of the customer's equipment as collateral in the event of non-payment. Small business customers to whom the Company provides services are normally billed through a direct credit card charge. In the event of non-payment or default, the Company has the ability to terminate services.

Property & Equipment

        Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the remaining lease term at the date of installation.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2001 and 2002, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Revenue Recognition

        Revenue consists primarily of fees for streaming media services, web hosting and managed services. Streaming media service fees, which are typically usage-based, are recognized as the service is provided. Web hosting and managed services fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided.

Research and Development

        Research and development costs are expensed as incurred.

Cost of Revenue

        Cost of revenue includes the direct costs of operating the Company's network, including telecommunications charges and depreciation on the Company's data center equipment.

Net Loss Per Share

        Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's stock under its stock option plans and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for 2000, 2001, and 2002 because they have an antidilutive effect in these periods. As stated in note 7, the weighted average number of shares for 2000 and 2001 has been restated to reflect the recapitalization transaction that occurred in 2002.

Advertising Costs

        Advertising and promotional materials are expensed when incurred. Total advertising costs were $66,624, $146,414, and $204,451 for the period from inception through December 31, 2000 and the years ended December 31, 2001 and 2002, respectively.

Stock-Based Compensation

        The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25), and has adopted the "Disclosure only" alternative described in Statement of Financial Accounting Standards, (SFAS) No. 123, Accounting for Stock-Based Compensation.

Income Taxes

        The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that are more likely than not, not to be realized based on available evidence.

New Accounting Standards

        The Financial Accounting Standards Board has adopted FAS No. 142 "Goodwill and Other Intangible Assets", which was effective starting for the year ended December 31, 2002. Under this new pronouncement, Goodwill shall no longer be amortized, but shall be tested annually for impairment. An impairment loss, if any, shall then be recognized as an expense of the period.

2.    PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2001	2002
Computers and office equipment	$374,671	$518,577
Data center equipment	540,271	765,653
Furniture and fixtures	110,966	110,966
Leasehold improvements	256,630	256,630

	1,282,538	1,651,826
Less accumulated depreciation and amortization	367,123	842,766

	$915,415	$809,060

3.    NOTES PAYABLE

        Pursuant to an Amended and Restated Convertible Note and Warrant Purchase Agreement dated January 15, 2003 (the "Amended and Restated Note Purchase Agreement") (see Note 13), Dolphin committed to invest $1.1 million in VHI in exchange for $1.1 million in Convertible Promissory Notes (the "Dolphin Notes"), and was granted a warrant to purchase 766,105 shares of VHI common stock at an exercise price of $0.34 per share. The proceeds of the notes will be used, in part, to pay the $200,000 cash portion of the purchase price under the Amended Epoch Purchase Agreement, and related transaction expenses.

        The Dolphin Notes bear interest at the rate of 10% per annum, require quarterly payment of accrued interest and are due and payable in full on the third anniversary of the issue date. The Dolphin Notes are convertible into a number of shares of common stock of VHI constituting 13.2% of the outstanding shares of common stock of VHI on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition (4,256,141 shares), subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to the former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and that may be issued to Epoch pursuant to the Amended and Restated Asset Purchase Agreement dated January 15, 2003 (the "Amended Epoch Purchase Agreement") among VHI, VitalStream Broadcasting Corporation, a wholly-owned subsidiary of VHI ("VitalStream Broadcasting") and Epoch. In addition, VHI shall pay Dolphin a financing fee payable in shares of VHI common stock valued at $25,000, a warrant to purchase 766,105 shares of the company's common stock at an exercise price of $0.34 per share (valued at $42,136) and $42,500 in cash.

        At December 31, 2002, the balance of this note was $409,000, which represents wire transfers for $366,500 received in November 2002, and the $42,500 cash for loan costs discussed above. Only one-third of the shares for financing fees were issued in 2002, as only one-third of the loan proceeds was received in 2002. A total of $92,969 was capitalized as loan costs at December 31, 2002, which represents the $42,500 of loan costs, the warrants valued at $42,136, and one-third of the shares to be issued ($8,333). These loan costs are amortized over three years.

4.    INCOME TAXES

        The primary difference between the Company's effective income tax rate and the statutory federal rate for the year ended December 31, 2002, relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of their realization. The Company recorded a valuation allowance for 100% of its deferred tax benefit, which is mainly comprised of its loss carryforwards.

        At December 31, 2002, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $6,800,000, which begin to expire in 2008. Because of statutory "ownership changes", the amount of net operating losses which may be utilized in future years are subject to significant limitations.

        A reconciliation of income tax expense that would result from applying the domestic Federal statutory rate to pre-tax income from continuing operations, with income tax expense presented in the financial statements is as follows:

	2000	2001	2002
Income tax at the Federal statutory rate (34%)	$(325,000)	$(950,000)	$(730,000)
State franchise tax at 8.84%	(85,000)	(250,000)	(190,000)
Rebate for franchise tax	30,000	85,000	65,000
Valuation allowance	380,800	1,116,600	856,600

	$800	$1,600	$1,600

5.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

        The Company leases facilities and equipment under various lease arrangements. The lease terms range from month-to-month to three years. In December 2000, the Company entered into a three-year lease agreement for its corporate facilities located in Irvine, California. Payments for the lease total $13,028 per month through November 2003. Additionally, the Company is required to pay its pro rata share of all taxes, building maintenance costs and insurance. On November 1, 2002, the Company signed an amendment to the lease, extending the term to October 31, 2006. Annual base rental lease payments under the amendment are as follows:

November 1, 2003—October 31, 2004	$105,828
November 1, 2004—October 31, 2005	$109,836
November 1, 2005—October 31, 2006	$113,844

        In connection with the acquisition of the hosting and colocation assets of Epoch (see Note 13), the Company assumed a sublease for 16,577 rentable square-feet in Los Angeles, California. The sublease expires on February 27, 2009. Annual base rental payments for this facility are approximately $364,694.

        Operating lease expense was $13,028, $172,623, and $215,606 for the period from inception through December 31, 2000, and years ended December 31, 2001 and 2002, respectively. Assets capitalized under capital leases totaled $476,906 and $573,464 at December 31, 2001 and 2002, respectively. Amortization of assets capitalized under capital leases is included in depreciation and amortization expense.

        Future minimum annual lease payments under noncancelable lease arrangements at December 31, 2002 (which exclude payments due under the assumed operating lease—See Note 13) are as follows:

Calendar Year	Capital leases	Operating leases	Rent
2003	$219,946	$71,399	$147,917
2004	106,252	2,392	106,496
2005	39,626	1,252	110,504
2006	—	—	94,870
2007	—	—	—

Totals	$365,824	$75,043	$459,788
Less interest	(28,114)

	337,710
Less current position	(197,871)

Due after 1 year	$139,839

Employment Agreements

        The Company has employment agreements with five (5) of its executives, which provide for minimum aggregate annual base salaries of $600,000 annually. The employment agreements for three (3) of the executives provide for bonuses to be paid, based upon achieving targets that are approved by the Company's board of directors. While each respective executive's employment is terminable at will by the Company, severance payments are provided for in case of termination without cause, as is defined in the employment agreements.

Legal Matters

        The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, that such litigation and claims will be resolved without a material effect on the Company's financial position.

6.    RECAPITALIZATION

  •
  a number of shares of VHI common stock, up to a maximum of 8,789,907, equal to the product of (a) 3.33 multiplied by, (b) .8789907 multiplied by, (c) the highest net revenue of VHI for any calendar quarter between the closing of the VitalStream Merger and September 30, 2003; such highest net revenue is deemed to be zero if it is less than $2,000,000;

  •
  a number of shares of VHI common stock, up to a maximum of 1,318,488, equal to the product of (a) 3 multiplied by (b) .8789907 multiplied by, (c) the amount by which $500,000 exceeds the fair market value of the cash or other property received by VHI upon any disposition(s) of VHI's equity interest in Nex2, Inc. that occur on or before the one-year anniversary of the closing of the VitalStream Merger;

  •
  a number of shares of VHI common stock, up to a maximum of 1,133,905, equal to the product of (a) 3 multiplied by (b) .8789907 multiplied by, (c) the amount by which $430,000 exceeds the proceeds VHI receives from the exercise, on or before the one-year anniversary of the closing of the VitalStream Merger, of the 1,240,000 options to purchase VHI common stock outstanding and vested as of February 13, 2002. If all such options are exercised, VHI would receive $460,000 in proceeds; and

  •
  exactly 1,757,981 shares of VHI common stock if the highest net revenue of VHI for any calendar quarter between that ending June 30, 2002 and that ending March 31, 2003 equals or exceeds $1,000,000. In December, 2002 these shares were issued to the former VitalStream shareholders as the revenue for the third quarter of 2002 exceeded $1,000,000.

In addition, options and warrants to purchase VitalStream common stock that were outstanding when the VitalStream Merger closed were automatically converted into options and warrants to purchase VHI common stock. The replacement options and warrants have the same vesting terms, expiration date and aggregate exercise price as the options or warrants being replaced. The replacement options and warrants will permit the holder to purchase a number of shares of VHI common stock equal to the number of shares of VHI common stock the holder would have received in the VitalStream Merger had the holder exercised the option in full, immediately prior to the VitalStream Merger. Because of the contingent consideration described above, the number of shares of VHI common stock into which a share of VitalStream common stock converts in the VitalStream Merger cannot be determined until after the third quarter of 2003. Nonetheless, the number of shares of VHI common stock subject to the replacement options and warrants will be between 2,096,479 and 3,886,197 shares of VHI common stock. The contingent merger consideration will be recorded as the contingencies are met, at no value, as the transaction was recorded as a recapitalization, thus no goodwill was recognized.

7.    SHAREHOLDERS' EQUITY

        In April 2000 VitalStream received $2,000,002 from the sale of 5,333,340 shares of Series A convertible preferred stock ("Series A Preferred Stock") in a private placement to a group of investors. Such shares of Series A Preferred Stock converted into an aggregate of 3,876,965 shares of VHI common stock in the VitalStream Merger.

        In August 2000 VitalStream received $1,848,780 from the sale of 225,461 shares of Series B convertible preferred stock ("Series B Preferred Stock") in a private placement to a group of investors. Such shares of Series B Preferred Stock converted into an aggregate of 1,692,612 shares of VHI common stock in the VitalStream Merger.

        In September 2001 VitalStream received $865,000 from the sale of 1,730,000 shares of Series C convertible preferred stock ("Series C Preferred Stock") in a private placement to a group of investors. Such shares of Series C Preferred Stock converted into an aggregate of 1,257,589 shares of VHI common stock in the VitalStream Merger.

        The shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have been retroactively restated to present the number of shares outstanding after the VitalStream Merger.

        The number of shares of common stock of VitalStream was also retroactively restated to present the number of shares after their conversion into VHI common stock in the VitalStream Merger. For all such restatements, we used the conversion rate of .72693 shares of VHI common stock for every share of VitalStream common stock.

        At December 31, 2002, 21,790,209 shares of the VHI's common stock were reserved for issuance as follows:

Convertible Notes	1,582,511
Contingent VitalStream Merger consideration (shares)	11,242,301
Contingent VitalStream Merger consideration (options/warrants)	1,410,311
Warrants currently issued and outstanding	2,641,105
Options currently issued and outstanding	4,913,981

Total	21,790,209

8.    STOCK OPTIONS, WARRANTS AND STOCK GRANTS

        VitalStream had a stock option/stock issuance plan (the "VitalStream Stock Option Plan") that provided for the granting of incentive stock options, non-statutory stock options or shares of common stock directly to certain key employees, members of the Board of Directors, consultants and independent contractors according to the terms of the plan. All options by VitalStream up to April 23, 2002 were issued under the VitalStream Stock Option Plan. Stock grants made under the VitalStream Stock Option Plan amounted to 0, 0 and 500,000 VitalStream shares (363,465 VHI shares) in 2000, 2001 and 2002, respectively. This VitalStream Stock Option Plan provided for issuance of options to purchase common stock of the Company at 100% of the fair market value at the time of grant with vesting generally over a three-year period. Options under the VitalStream Stock Option Plan were issued solely to employees and consultants of the Company. In May 2001, the board of directors, with shareholder approval, increased the amount of shares available for grant by 2,000,000, taking the total amount available to 4,000,000.

        On April 23, 2002, in connection with the VitalStream Merger, stock options granted under the VitalStream Stock Option Plan were converted into options granted under the VHI 2001 Stock Incentive Plan (Amended and Restated) (the "VHI Stock Option Plan"). The VitalStream stock options were converted at the same conversion rate as the shares of common stock, .72693 shares of VHI common stock for every share of VitalStream, subject to adjustment to up to 1.3747 if all contingent consideration is issued. The terms of the replacement options issued under the VHI Stock Option Plan are the same as the options issued under the VitalStream Stock Option Plan in all material respects. The number of stock options disclosed below in the summary of stock option activity has been restated to reflect the conversion of VitalStream options into VHI options. Prior to the VitalStream Merger, there were 2,690,000 options to purchase VHI common stock outstanding under the VHI Stock Option Plan held by the present and former VHI officers and directors. Such options remained outstanding following the VitalStream Merger (and because the VitalStream Merger is treated as a recapitalization of VitalStream for accounting purposes, such options are treated as having been assumed by VitalStream in the VitalStream Merger in these financial statements). Such options were fully vested at December 31, 2002 and expire between April 2003 and May 2004.

Stock-Based Compensation

        SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred had the Company accounted for its employee stock options under the fair value method of that statement.

        The fair value of options granted by the Company have been estimated at $0, $0 and $40,000, at the date of grant, for the period from inception through December 31, 2000, and for the years ended December 31, 2001 and 2002, respectively, using the Black-Scholes valuation method with the following assumptions:

Risk free interest rate	3.87% to 5.16%
Stock volatility factor	30%
Weighted average expected option life	5 Years
Expected dividend yield	None

        No compensation expense was recorded for the periods from inception through December 31, 2000 and years ended December 31, 2001 and 2002. For purposes of determining pro forma amounts, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's compensation expense used in determining the pro forma information may not be indicative of such expense in future periods.

        The Company's pro forma information, amortizing the fair value of the stock options over their vesting period, is as follows:

	2000	2001	2002
Pro forma net loss	$(952,283)	$(2,802,633)	$(2,189,927)
Pro forma basic and diluted net loss per common share	$(0.09)	$(0.21)	$(0.10)

        A summary of the VHI stock option activity and related information follows (on next page):

	Inception (Mar. 9, 2000) through Dec. 31, 2000
	Options	Weighted average exercise prices
Outstanding-beginning of year	—	—
Granted	728,143	$0.56
Exercised	—	—
Forfeited	(363,465)	$0.52

Outstanding-end of period	364,678	$0.61

Exercisable at the end of period	—	—

Weighted average fair value of options granted during the year		$—

	Year ended Dec. 31, 2001
	Options	Weighted average exercise prices
Outstanding-beginning of year	364,678	$0.61
Granted	1,654,129	$0.59
Exercised	—	—
Forfeited	(39,254)	$1.13

Outstanding-end of period	1,979,553	$0.58

Exercisable at the end of period	274,368	$0.63

Weighted average fair value of options granted during the year		$—

	Year ended Dec. 31, 2002
	Options	Weighted average exercise price
Outstanding-beginning of year	1,979,553	$0.58
Granted	703,731	$0.45
Sensar options assumed	2,690,000	$0.31
Contingent options earned	208,512	—
Exercised	(470,720)	$0.25
Forfeited	(197,095)	$0.69

Outstanding-end of period	4,913,981	$0.41

Exercisable at the end of period	3,425,232	$0.39

Weighted average fair value of options granted during the year		$40,000

        The details of the VHI options outstanding as of December 31, 2002 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercisable prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise price	Number Exercisable	Weighted Average Exercise price
$0.25 - $0.30	1,669,280	0.91	$0.27	1,669,280	$0.27
$0.37 - $0.52	2,852,513	3.45	$0.41	1,489,058	$0.42
$1.01	392,188	3.17	$1.01	257,894	$1.01

Total	4,913,981	2.56	$0.41	3,425,232	$0.39

Stock Warrants

        On April 23, 2002, VHI granted warrants to purchase shares of VHI's common stock as finders' fees as follows:

Number of shares	Exercise Price	Expiration date
1,000,000	$0.40 per share	October 23, 2003
637,500	$0.50 per share	October 23, 2003
212,500	$0.50 per share	October 23, 2003

        These warrants were related to the VitalStream Merger, which was accounted for as a recapitalization, and therefore, no value was assigned to these warrants. These warrants became exercisable on their grant date.

        On May 7, 2002, the Company granted to its investment banker, a warrant to purchase 25,000 shares of the Company's Common stock at an exercise price of $0.45 per share. The warrant became exercisable on the grant date, and expires on May 7, 2007. No value was assigned to this warrant.

        On November 26, 2002, the Company granted to Dolphin, a warrant to purchase 766,105 shares of the Company's Common stock at an exercise price of $0.34 per share. The warrant became exercisable on the grant date, and expires on November 26, 2005. A value of $42,136 was assigned to this warrant, and was recorded as deferred loan cost, which is amortized over the three year term of the loan.

9.    CONCENTRATIONS

        At December 31, 2002, the Company had a major customer who represented 18% of total revenue.

        Total accounts receivable from two customers accounted for approximately 52% of total accounts receivable at December 31, 2002.

10.  SITESTREAM PURCHASE

        In March 2001, the Company acquired SiteStream, which became a wholly-owned subsidiary of the Company. The total consideration given in the transaction was 2,900,407 shares of VitalStream common stock (2,108,393 shares of VHI common stock), $22,500 cash to two dissenting shareholders and $706,740 of note forgiveness. The Company recorded the acquisition under the purchase method of accounting. Goodwill of $986,565 was recorded on the Company's financial statements as a result of the transaction. The Company recorded $24,665 of amortization during the year ended December 31, 2001, before FAS No. 142 was adopted.

        In connection with that transaction, and under separate employment agreements with them, the Company issued, subsequent to December 31, 2001, to two former executive officers of SiteStream and now employees of the Company, a total of 90,184 shares of the VitalStream common stock. Of the

90,184 shares, 50,854 shares were issued on January 16, 2002 and 39,330 shares were issued on February 1, 2002 (for a total of 65,557 shares of VHI common stock).

11.  SENSAR/VITALSTREAM MERGER

        On April 23, 2002, VHI and Merger Sub consummated the VitalStream Merger with VitalStream, pursuant to which Merger Sub was merged with an into VitalStream, with VitalStream surviving as a wholly-owned subsidiary of VHI.

        As a result of the VitalStream Merger, all of the outstanding shares of VitalStream capital stock were converted into the right to receive an aggregate of 15,228,521 shares of VHI common stock, representing approximately 69% of the outstanding shares of VHI immediately following the Merger. In addition, the approximately 80 former VitalStream shareholders have the right to receive contingent consideration up to an additional 13,000,282 common shares of VHI (of which 1,757,981 shares were issued in December 2002), potentially increasing their aggregate ownership to approximately 80%.

        VHI assumed the VitalStream Stock Option Plan and all outstanding options and warrants to purchase VitalStream common stock. Such options and warrants together relate to 2,096,479 shares of VHI common stock, with the right to receive up to an additional 1,789,718 shares if certain financial performance and other thresholds are met (see Note 6).

12.  RELATED PARTY TRANSACTIONS

        In August 2000, the father of one of the Company's officers and directors was granted options to purchase 33,334 shares of VitalStream common stock (24,232 shares of VHI common stock) at $0.82 per share ($1.13 per share converted) in exchange for advisory services provided to the Company.

        Lyme Investments, LLC, which is controlled by a director of the Company, purchased 66,668 shares of VitalStream's Series A Preferred Stock (48,463 shares of VHI common stock) in April 2000. All Series A Preferred Stock was purchased at the offering price of $0.375 per share. In June 2000, a director, was granted 66,668 shares of VitalStream common stock (48,463 shares of VHI common stock). These shares are subject to a restricted stock agreement, which provides that the shares are partially forfeitable if the director ceases to serve the Company as a consultant or director in the three-year period following the grant of such shares to him.

        During 2001, the Company entered into three separate leases totaling approximately $80,000 in principal, in which the payments are personally guaranteed by two of the Company's officers and directors. During 2002, the Company entered into six separate leases totaling approximately $252,000 in principal, in which the payments are personally guaranteed by two of the Company's officers and directors.

        In September 2001, three of the company's officers (two of whom are also directors) and a director, purchased shares of the Company's Series C Preferred Stock in the Company's private placement. Shares were purchased at the offering price.

        When the Company acquired SiteStream Incorporated in March 2001, it assumed loans payable to two of SiteStream's officers, totaling $110,384. The Company repaid $45,631 during 2001, and the balance of $64,753 during 2002. These loans bore interest at 4.86%.

        On November 1, 2001, the Company granted to three of its executive officers options to purchase 1,500,000 shares of VitalStream common stock (1,090,395 shares of VHI common stock), at an exercise price of $0.30 per share ($0.41 per share converted).

        During 2002, two of VHI's former directors and executive officers exercised options to purchase 470,720 shares of VHI common stock, at an exercise price of $0.25 per share.

        In January 2002 and February 2002, VitalStream issued to two of its executive officers a total of 90,184 shares of VitalStream common stock as a bonus (65,557shares of VHI common stock).

        On January 1, 2002, VitalStream granted to one of its executive officers 500,000 shares of its common stock (363,465 shares of VHI common stock).

        In May 2002, a note payable for $50,000 to one of the Company's officers was purchased by an employee of the Company. Immediately after the purchase, the note was then converted into VHI common stock at a price of $0.37 per share.

        On May 10, 2002, the Company granted to two if its executive officers and one if its directors, options to purchase 115,000 shares of its common stock at an exercise price of $0.47 per share.

        On September 9, 2002, the Company granted to one if its directors, an option to purchase 50,000 shares of its common stock at an exercise price of $0.52 per share.

        On October 10, 2002, the Company granted to one of its executive officers an option to purchase 250,000 shares of its common stock at an exercise price of $0.40 per share.

        In addition, upon closing of the VitalStream Merger, consulting agreements between VHI and each of Steven Strasser, the former Chief Executive Officer of VHI, and Andrew Bebbington, the former Chief Operating Officer of VHI, became effective. Under such consulting agreements, each of the two individuals terminated his employment agreement with VHI, including all severance rights arising under such employment agreement, and agreed to provide consulting services to VHI. Mr. Strasser received a consulting fee of $8,000 per month through December 31, 2002, and Mr. Bebbington received a consulting fee of $12,000 per month through December 31, 2002.

13.  SUBSEQUENT EVENTS

Epoch Acquisition

        On November 1, 2002, VHI and VitalStream Broadcasting signed an Asset Purchase Agreement (the "Initial Asset Purchase Agreement") under which VHI would acquire the hosting assets of Epoch. The terms of the transaction contemplated by the Asset Purchase Agreement were then subsequently amended and restated pursuant to the Amended Epoch Purchase Agreement on January 15, 2003. The primary purpose of amending the Initial Asset Purchase Agreement was to reduce the consideration to be paid by VHI for the hosting assets of Epoch from $250,000 in cash and a number of shares equal to 16.5% of its outstanding common shares after the closing to $200,000 in cash and a number of shares equal to 12.5% of its outstanding common shares after the closing. The transaction contemplated by the Amended Epoch Purchase Agreement was consummated on January 16, 2003.

        Pursuant to the Amended Epoch Purchase Agreement, VitalStream Broadcasting acquired the rights of Epoch under the hosting and colocation contracts of Epoch, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center and a certificate of deposit for $300,000 from Epoch Holdings, Inc. (which serves as collateral on an assumed operating lease) in exchange for $200,000 in cash and a number of shares of common stock of VHI constituting 12.5% of the outstanding shares of common stock of VHI on the closing date (3,498,419 shares), subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement. During the months preceding the signing of the Amended Epoch Purchase Agreement, the hosting and colocation businesses of Epoch generated between $200,000 and $240,000 in revenue per month.

        At December 31, 2002, VHI had disbursed $101,653 in direct costs related to the asset acquisition.

Dolphin Investment

        On November 1, 2002, VHI entered into a Convertible Note and Warrant Purchase Agreement (the "Initial Note Purchase Agreement") with Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P.). On January 15, 2003, the Initial Note Purchase Agreement was terminated and superseded by the Amended Note Purchase Agreement, primarily in order to adapt to the changes effected by the Amended Epoch Purchase Agreement. The transaction contemplated by the Amended Note Purchase Agreement was consummated on January 16, 2003.

        Pursuant to the Amended Note Purchase Agreement, Dolphin has invested $1.1 million dollars in VHI in exchange for the Dolphin Notes, which are in an aggregate principal amount of $1.1 million and warrants to purchase common stock of VHI (the "Dolphin Warrants"). The proceeds of the Dolphin Notes were used, in part, to pay the $200,000 cash portion of the purchase price under the Amended Epoch Purchase Agreement and related transaction expenses. Dolphin indirectly owns an approximately 95% equity interest in Epoch, and Salvatore Tirabassi, who was elected to the board of directors of VHI on January 9, 2003, is an affiliate of Dolphin.

        The Dolphin Notes bear interest at the rate of 10% per annum, require quarterly payment of accrued interest and are due and payable in full on the third anniversary of the issue date. The Dolphin Notes are convertible into a number of shares of common stock of VHI constituting 13.2% of the outstanding shares of common stock of VHI on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition (4,256,141 shares), subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and that may be issued to Epoch pursuant to the Amended Epoch Purchase Agreement. The Dolphin Warrants permit the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VHI as of the close of the Epoch acquisition (766,105 shares), subject to adjustment on the same terms as the Dolphin Note, at an exercise price of $.34 per share during a three-year term. The Dolphin Warrants have been valued at $42,136. In addition, VHI paid Dolphin a financing fee of 95,539 shares of VHI common stock valued at $25,000, and $42,500 in cash.

        In connection with the Amended Note Purchase Agreement, VHI entered into a Registration Agreement under which VHI agreed to register the re-sale of any shares issued to Dolphin pursuant to the conversion of the Dolphin Notes or upon the exercise of the Dolphin Warrants. Pursuant to an investor rights agreement, VHI granted Dolphin Equity Partners a preemptive right on future issuances of preferred equity securities, which would allow Dolphin to maintain its ownership percentage at the same level after the issuance of such preferred equity securities and, together with certain shareholders, agreed to appoint or elect a Dolphin appointee to VHI's board of directors.