Form 10-Q
period 2003-03-31
VITALSTREAM HOLDINGS INC
filed 2003-05-15
CIK 789851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada

001-10013

87-0429944

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

One Jenner, Suite 100 Irvine, California 92618

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (949) 743-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

As of May 15, 2003, the registrant had 30,858,392 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$381,290	$237,511
Accounts receivable, net of allowance for doubtful accounts of $56,120 and $40,258 at March 31, 2003 and December 31, 2002, respectively	544,160	397,284
Prepaid expenses	172,241	158,363
Other current assets	84,319	69,746

Total current assets	1,182,010	862,904

Fixed assets, net	922,085	809,060

Goodwill	1,454,452	961,900
Restricted Cash	300,000	—
Loan costs	99,371	92,969
Deposit for Epoch assets	—	101,653
Other assets	29,728	37,633

TOTAL ASSETS	$3,987,646	$2,866,119

LIABILITIES & SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$966,535	$794,180
Accrued compensation	150,297	134,180
Current portion of capital lease obligations	229,073	197,871
Accrued expenses	230,571	302,085

Total current liabilities	1,576,476	1,428,316

Capital lease obligations	135,611	139,839
Notes Payable, Note 5	1,100,000	409,000
	1,235,611	548,839

Commitments and Contingencies, Note 3

Shareholders’ equity:
Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding shares, 28,055,658 and 24,488,933 at March 31, 2003 and December 31, 2002, respectively, Note 4	28,056	24,489

Additional paid-in capital	7,256,420	6,806,018
Accumulated deficit	(6,108,917)	(5,941,543)

Total shareholders’ equity	1,177,559	888,964

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$3,987,646	$2,866,119

See condensed notes to consolidated financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR

THE QUARTERS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	Quarter Ended March 31,
	2003	2002

Revenue, Note 2	$1,752,448	$682,572

Cost of revenue	781,850	301,795

Gross Profit	970,598	380,777

Research & development	84,705	67,404
Sales & marketing	476,236	381,979
General & administrative	531,312	485,114

Operating Loss	(121,655)	(553,720)

Other income (expense):
Interest expense	(32,472)	(14,811)
Income tax expense	—	—
Loss on disposal of fixed assets	(4,738)	—
Other expense	(8,509)	(11,323)
Net other income (expense)	(45,719)	(26,134)

Net Loss	$(167,374)	$(579,854)

Basic and diluted net loss per common share, Note 2	$(0.01)	$(0.04)

Shares used in computing basic and diluted net loss per common share, Note 2	27,461,203	15,205,903

See condensed notes to consolidated financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

THE QUARTERS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	Quarter Ended March 31,
	2003	2002
OPERATING ACTIVITIES
NET LOSS	$(167,374)	$(579,854)
Adjustments to net loss:
Stock issue related to SiteStream merger	—	22,546
Depreciation/amortization	137,919	149,897
Loss on disposal of fixed assets	4,738	11,327
Changes in operating assets & liabilities:
Accounts receivable (net)	(146,876)	(70,823)
Prepaid expenses	(13,878)	43,961
Other assets	(23,335)	(129)
Accounts payable	172,355	169,632
Accrued compensation	16,117	(25,298)
Accrued expenses	(205,389)	(520)
TOTAL CASH USED IN OPERATIONS	(225,723)	(279,261)

INVESTING ACTIVITIES
Additions to property & equipment	(45,241)	(18,744)
Proceeds from sale of equipment	4,000	9,603
Capitalized legal fees in association with Sensar merger	—	(89,474)
Payments on purchase of assets from Epoch	(200,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(241,241)	(98,615)

FINANCING ACTIVITIES
Payments on notes payable	—	(1,817)
Payments on capital leases	(80,257)	(41,832)
Proceeds from note payable	691,000	—
Advances from Sensar Corp.	—	400,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	610,743	356,351

NET INCREASE (DECREASE) IN CASH	143,779	(21,525)
Cash at the beginning of the period	237,511	134,196
Cash at the end of the period	$381,290	$112,671

Supplementary disclosure of cash paid during the period for:
Interest	$32,740	$12,756
Income taxes	$—	$—
Equipment acquired under capital leases	$107,231	$59,241

See condensed notes to consolidated financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               GENERAL

VitalStream Holdings, Inc. (“VHI”), formerly known as Sensar Corporation, (together with its subsidiaries, the “Company”), is a streaming media and managed services company that offers a broad range of business-to-business Internet products and services, including live webcasting, audio and video streaming, media hosting, network design, payment processing, encoding (via third-party resellers) and consulting services.

VHI historically engaged in the design, development, manufacturing, and marketing of analytical scientific instrumentation.  After experiencing losses for several years, during 1999, VHI sold substantially all of its assets relating to its prior operations.  On February 13, 2002 VHI entered into an Agreement and Plan of Merger (the “VitalStream Merger Agreement”) with VitalStream, Inc. (“VitalStream”) regarding the merger of VitalStream with a wholly-owned subsidiary of VHI (the “VitalStream Merger”).  The VitalStream Merger, in which the wholly-owned subsidiary of VHI merged with and into VitalStream, (resulting in VitalStream becoming a wholly-owned subsidiary of VHI), was consummated on April 23, 2002.

Although from a legal perspective, VHI acquired VitalStream in the VitalStream Merger, the VitalStream Merger is viewed as a recapitalization of VitalStream accompanied by an issuance of stock by VitalStream for the net assets of VHI.  This is because VHI did not have operations immediately prior to the merger, and following the VitalStream Merger, VitalStream was the operating company.

VitalStream was incorporated in Delaware in March 2000 to provide a complete solution on an outsource basis to customers wishing to broadcast audio and video content and other communications over the Internet.  In September 2000, VitalStream entered into an agreement to acquire SiteStream, Incorporated (“SiteStream”).  SiteStream had been organized in 1998 for the purpose of operating a website hosting business.  SiteStream had failed to achieve profitability; however, it had developed a substantial customer base for its hosting business and had garnered technical expertise in audio and video streaming.  VitalStream and SiteStream began integrating their operations in November 2000 and began functioning as a fully combined enterprise by the end of the first quarter of 2001.

As discussed in its Amendment #1 to Current Report on Form 8-K/A, filed with the SEC on January 31, 2003, on January 16, 2003, the Company consummated its acquisition of the hosting and colocation business of Epoch.

Basis of Presentation — This report on Form 10-Q (“10-Q”) for the first quarter ended March 31, 2003 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Going Concern - The Company has generated losses and negative cash flows from operations. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of its cash resources and its ability to raise funds, if needed.  The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

2.               SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2003 and thereafter. Certain reclassifications, none of which affects net loss, have been made to present the financial statements on a consistent basis.

The consolidated financial statements include the accounts of VitalStream Holdings, Inc. and its wholly-owned subsidiaries, VitalStream, Inc. and VitalStream Broadcasting Corporation (“VitalStream Broadcasting”).  The Company

also has other subsidiaries that were inactive in the first quarter of 2003.  All material intercompany accounts and transactions have been eliminated.

Revenue Recognition — Revenues consists primarily of fees for streaming media services, web hosting and managed services.  Streaming media service fees, which are typically usage-based, are recognized as the service is provided.  Web hosting and managed services fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided.  Service contracts are generally for periods ranging from one to 24 months and typically require payment at the beginning of each month.

Basic and Diluted Income (Loss) Per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the shares that would be issued upon the exercise of all outstanding stock options and warrants. Potential common shares have not been included in the calculation of weighted average shares used for the calculation of the diluted earnings per share, as their inclusion would have an anti-dilutive effect.  Basic and diluted loss per share presented for periods prior to April 23, 2002 have been restated, using a conversion rate of .81085, to be consistent with the new capital structure of the surviving company VitalStream, after the merger with VHI, and considering issuance of shares pursuant to the contingent consideration clauses of the VitalStream Merger Agreement.

Recently Issued Accounting Standards — In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 during the first quarter of fiscal 2002, which eliminated goodwill amortization starting on January 1, 2002.

3.               LEGAL MATTERS

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  It is the opinion of management, that such litigation and claims will be resolved without a material effect on the Company’s financial position.

4.               COMMON STOCK TRANSACTIONS

As a result of the VitalStream Merger, all of the outstanding shares of VitalStream capital stock were converted into the right to receive an aggregate of 15,228,521 shares of VHI common stock.  Pursuant to the VitalStream Merger Agreement, the former VitalStream shareholders are entitled to receive additional “contingent” shares of VHI common stock upon the occurrence of certain events.   Under the VitalStream Merger Agreement, the former VitalStream shareholders and optionholders are entitled to receive an aggregate of 2,000,000 shares of, and options on, VHI common stock if VHI’s net revenue for any calendar quarter prior to March 31, 2003 exceeds $1,000,000.  Because our revenues for the quarter ended September 30, 2002 exceeded $1,000,000, we issued 1,757,981 shares of VHI common stock to the former VitalStream shareholders, and options to purchase 242,019 shares of VHI common stock to the former VitalStream optionees, both in December 2002.  In addition, the former VitalStream shareholders will have the right to receive as contingent consideration up to an additional 11,242,301 VHI common shares (including the Nex2 shares and $430K Options shares – see Note 6 - Subsequent Events) if certain performance and other targets are met.

During the quarter ended March 31, 2003, options to purchase 200,000 common shares of the Company were issued to one of its directors.  The options were issued under the Company’s 2001 Stock Incentive Plan, with a per share exercise price of $0.26, the closing price of the stock on the date of the grant.

As of January 15, 2003, VHI and its wholly-owned subsidiary VitalStream Broadcasting, entered into an Amended and Restated Asset Purchase Agreement (the “Asset Purchase Agreement”) with Epoch Networks, Inc. and Epoch Hosting, Inc. (collectively, “Epoch”) pursuant to which VitalStream Broadcasting acquired the rights of Epoch under their hosting and colocation contracts, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center and a certificate of deposit for $300,000 (which serves as collateral on an assumed operating lease).  As consideration for such assets, VHI paid to Epoch Hosting $200,000 in cash and issued a number of shares of common stock of VHI constituting 12.5% of the outstanding shares of common stock of VHI on the closing date (3,498,419 shares), subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement.

5.               NOTES PAYABLE

On January 15, 2003, VHI entered into an Amended and Restated Note and Warrant Purchase Agreement (the “Note Purchase Agreement”) with Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P. (collectively, “Dolphin”), pursuant to which Dolphin invested $1.1 million dollars in VHI in exchange for Convertible Promissory Notes with an aggregate principal amount of $1.1 million and warrants to purchase common stock of VHI.  The proceeds of the Convertible Promissory Notes were used, in part, to pay the $200,000 cash portion of the purchase price under the Asset Purchase Agreement and related transaction expenses.  The Convertible Promissory Notes bear interest at the rate of 10% per annum, require quarterly payment of accrued interest and are due and payable in full on the third anniversary of the issue date.  The Convertible Promissory Notes in the aggregate are convertible into a number of shares of common stock of VHI constituting 13.2% of the outstanding shares of common stock of VHI on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition (4,256,141 shares), subject to adjustment to avoid dilution from shares of common stock of VHI that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and that may be issued to Epoch pursuant to the Asset Purchase Agreement.  The warrants issued to Dolphin in connection with the Note Purchase Agreement permit the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VHI as of the close of the Epoch acquisition (766,105 shares), subject to adjustment on the same terms as the Convertible Promissory Notes, at an exercise price of $.34 per share during a three-year term.

6.               SUBSEQUENT EVENTS

Pursuant to the VitalStream Merger Agreement, the former holders of VitalStream common stock are entitled to receive additional shares of VHI common stock upon the occurrence, or non-occurrence of certain events following the closing of the VitalStream Merger.   These events, and the number of shares issuable to former VitalStream shareholders, included the following:

(i) a number of shares of VHI common stock, up to a maximum of 1,318,488, equal to the product of (a) 3 multiplied by (b) .8789907 multiplied by, (c)  the amount by which $500,000 exceeds the fair market value of the cash or other property received by VHI upon any disposition(s) of VHI’s equity interest in Nex2, Inc. that occur on or before April 23, 2003, and

(ii) a number of shares of VHI common stock, up to a maximum of 1,133,905, equal to the product of (a) 3 multiplied by (b) .8789907 multiplied by, (c) the amount by which $430,000 exceeds the proceeds VHI receives from the exercise, on or before April 23, 2003, of the 1,240,000 options to purchase VHI common stock outstanding and vested as of February 13, 2002.

On or about April 23, 2003, VHI issued a total of 2,452,393 shares of its common stock to the former shareholders of VitalStream.  This represents 1,318,488 shares for the Nex2 contingency described above and 1,133,905 shares for the options contingency described above. In addition, as a result of those share issuances, pursuant to the terms of the Epoch Purchase Agreement, a total of 350,341 shares were issued to Epoch, representing 188,355 shares for the Nex2 contingency and 161,986 shares for the options contingency.  Additionally, on or about April 23, 2003, VHI issued options to purchase a total of 300,497 shares of VHI common stock to the former optionees of VitalStream.  This represents options to purchase 161,560 shares for the Nex2 contingency described above and options to purchase 138,937 shares the options contingency described above.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Form 10-Q (this “Report”) that are not purely historical are forward-looking statements. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect” or similar words.  These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information.  When considering such forward-looking statements, you should keep in mind the critical factors noted in the following section and other cautionary statements throughout this Report and our other filings with the SEC.  You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report or other filing materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

Among the key factors that may have a direct bearing on our operating results are risks and uncertainties described under “Certain Factors” below, including those attributable to the absence of profits, uncertainties regarding the future demand for our products and services, the competitive advantages of companies that compete, or may compete, in our market, and uncertainties regarding our ability to obtain capital sufficient to continue our operations and pursue our proposed business strategy.

The following discussion summarizes the material changes in our financial condition between December 31, 2002 and March 31, 2003 and the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2003 and March 31, 2002, respectively.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

Overview

VitalStream Holdings, Inc. (“VitalStream Holdings”, together with its consolidated subsidiaries, the “Company” or “we”) is based in Irvine, California and, through our wholly-owned subsidiary VitalStream, Inc. (“VitalStream”), we offer our customers a range of managed services including audio and video streaming, web hosting, live webcasting, web conferencing, network design, payment processing, encoding (via third-party resellers) and consulting.  Through our wholly-owned subsidiary VitalStream Broadcasting Corporation (“VitalStream Broadcasting”), we offer hosting and colocation services to the customers we acquired from Epoch Hosting, Inc. and Epoch Networks, Inc. (collectively, “Epoch”).  Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage, broadcasting, hosting and related functions to us and our partners.  Our business model relies upon leveraging our expertise and resources in audio and video streaming as well as web hosting technology to persuade customers to utilize our Internet broadcasting services, thereby allowing our company to build a base of recurring revenues from monthly or other periodic broadcasting fees.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.  These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods.  Changes to these judgments and estimates could adversely affect the Company’s future results of operations and cash flows.

•                  Revenue Recognition.  Revenues from continuing operations are primarily generated from fees for streaming media services, web hosting, and managed services.  Streaming media service fees, which are typically usage-based, are recognized as the service is provided.  Web hosting and managed services fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided.  Service contracts are generally for periods ranging from one to 24 months and typically require payment at the beginning of each month.

•                  Valuation of Accounts Receivable.  A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers.  Significant portions of customer payments are made by credit card and electronic debit. Each month, management reviews historical charge-back and cancellation patterns as well as historical data on other credits issued to customers and then records an allowance based on historical results as well as management judgment. Additionally, each month management reviews the aged receivables report and records an allowance for doubtful accounts based on the age of the outstanding receivable balances, trends in outstanding balances and management’s judgment.  As a result of these analyses, we believe that the current allowance is adequate to cover any bad debts and credits that may be issued as of the date of the balance sheet.  Actual results differing from this estimate could have a material impact on our results of operations and cash flows.

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

•                  Goodwill.  We annually evaluate goodwill for potential impairment indicators. If impairment indicators exist, we measure the impairment through the use of discounted cash flows.  Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational conditions.  Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with our acquired business is impaired.  Goodwill is no longer amortized, but instead is subject to impairment tests at least annually.

•                  Contingencies.  We are subject to legal proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of loss accrual required, if any, for these contingencies is made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary to assess any contingencies.  A required accrual may change at some point in the future due to new developments in a matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•                  Principle of Consolidation.  The consolidated financial statements include the accounts of VitalStream Holdings, and its wholly-owned subsidiaries, VitalStream and VitalStream Broadcasting.  The term “Company” used in this section means VitalStream Holdings and its subsidiaries, unless otherwise indicated by the context.  All material intercompany accounts and transactions have been eliminated.

Results of Operations

VitalStream was incorporated in March 2000 in the State of Delaware.  On April 23, 2002, VitalStream merged with and into a wholly-owned subsidiary of VitalStream Holdings.  Because VitalStream Holdings did not have any operations immediately prior to the VitalStream merger, the business of VitalStream is now the business of VitalStream Holdings, and forward-looking statements in this Report relate to the consolidated business of VitalStream Holdings, VitalStream and VitalStream Broadcasting.

As of January 15, 2003, VHI and its wholly-owned subsidiary VitalStream Broadcasting, entered into an Amended and Restated Asset Purchase Agreement (the “Asset Purchase Agreement”) with Epoch pursuant to which VitalStream Broadcasting acquired the rights of Epoch under their hosting and colocation contracts, related computer equipment, software and licenses and a leasehold interest in a Los Angeles data center.  Our results for the quarter ending March 31, 2003 reflect the integration of Epoch and VitalStream and include the revenues and expenses associated with Epoch’s hosting and colocation business, from January 1, 2003 through the end of the quarter.  None of the revenue or expenses from the hosting and colocation business of Epoch is included in any of our 2002 results.

Quarter ended March 31, 2003 Compared to Quarter ended March 31, 2002

Revenue.  Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware.  Revenues increased from $682,572 for the quarter ended March 31, 2002, to $1,752,448 for the quarter ended March 31, 2003, an increase of 156.7%.  This increase reflects approximately $560,000 in additional revenue resulting from the acquisition of the hosting and colocation businesses of Epoch, as well as additional revenue from the addition of a significant number of new customers and the increase in average per-customer service utilization within the installed base.  We expect revenue to continue to grow through 2003 as we expand our sales force, ramp up channel partnerships, increase our marketing efforts, and as VitalStream gains greater market recognition from potential customers (slightly offset by the anticipated loss of some of the Epoch client base as is typical in such acquisitions).  A significant portion of our revenue growth comes from increasing service to existing customers, and we expect this to contribute to our revenue growth as we continue through 2003 with a much greater customer base than we had at the end of 2002.  We intend to offer the customers acquired from Epoch additional services that weren’t available from Epoch, such as streaming and other managed services.

Cost of Revenue.  Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees.  Cost of revenue increased from $301,795 for the quarter ended March 31, 2002, to $781,850 for the quarter ended March 31, 2003.  The increased cost in absolute dollars primarily reflects the cost of additional traffic resulting from the acquisition of the hosting and colocation businesses of Epoch as well as the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue from our own organic revenue base between the two quarters.  We expect that our unit cost of revenue will decrease throughout the remainder of 2003 as the minimum committed amount of bandwidth drops on one of our access agreements beginning April 1, 2003 and as the per unit pricing on such contract also decreases beginning July 1, 2003.  Management expects that additional cost savings will result as we achieve even greater economies of scale in our purchasing of bandwidth and networking equipment, as we are able to more efficiently distribute bandwidth amongst carriers and as we then spread these costs over an increasing customer base.

Research and Development.  Research and development expense consists primarily of personnel costs to develop and maintain our product offering.  Research and development expense increased $17,301 from $67,404 for the quarter ended March 31, 2002, to $84,705 for the quarter ended March 31, 2003.  As a percentage of revenue, research and development decreased from 9.9% for the quarter ended March 31, 2002 to 4.8% for the quarter ended March 31, 2003.  The absolute increase in cost reflects additional personnel cost. We expect research and development expense to remain relatively constant in absolute dollars during the remainder of 2003 as we continue to develop additional technology related to our core product offering and to continue to decrease as a percentage of revenue as revenue increases.

Sales and Marketing.  Sales and marketing expense consists primarily of marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs.  Sales & marketing expense increased from $381,979 for the quarter ended March 31, 2002 to $476,236 for the quarter ended March 31, 2003.  Although sales & marketing expense increased between the two periods, as a percentage of revenue it decreased from 56.0% for the quarter ended March 31, 2002 to 27.2% for the quarter ended March 31, 2003.  This decrease as a percentage of revenue reflects improved marketing efficiencies obtained from targeted strategic marketing efforts combined with improved productivity within our sales force.  As a result of the Epoch acquisition, our sales and marketing costs have increased slightly in absolute terms as additional customer support personnel were added to handle the increased customer base.  Overall, we expect sales and marketing expense to increase incrementally in absolute terms and to remain relatively constant as a percentage of revenue throughout 2003 as we expand our sales force.

General and Administrative.  General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities.  General and administrative expense increased from $485,114 for the quarter ended March 31, 2002 to $531,312 for the quarter ended March 31, 2003.  The relative increase in the expense during the quarter ended March 31, 2003 includes expenses primarily related to compensation expense for additional administrative personnel necessary to support a larger revenue base and customer count.  Additionally, our insurance, legal and professional fees increased incrementally.  General and administrative expense as a percentage of revenue however, decreased from 71.1% for the quarter ended March 31, 2002 to 30.3% for the quarter ended March 31, 2003.  This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed.  As a result of the Epoch acquisition, our general and administrative costs have increased slightly in absolute terms as additional administrative personnel were added to handle the increased revenue and customer base; however, as a percentage of revenue, we anticipate that our general and administrative expense will continue to decrease.

Net Interest Expense.  Net interest expense increased from $14,811 for the quarter ended March 31, 2002 to $32,472 for the quarter ended March 31, 2003.  The increase in net interest expense primarily reflects increased interest payments on new capital leases that started after March 31, 2002.

Net Loss.  Our net loss decreased from $579,854 for the quarter ended March 31, 2002 to $167,374 for the quarter ended March 31, 2003.  Our net loss decreased due to the approximately 155% increase in gross profit between the two quarters, while our non-cost of sales operating expenses increased approximately 17% during that same period.  We expect our net loss to decrease substantially in the first half of 2003 compared to 2002 as our revenue base expands, fixed costs remain relatively constant and our per unit cost of service decreases.

The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	For the three months ended March 31,
	2003	2002

Revenues	100.0%	100.0%
Cost of revenues	44.6	44.2
Gross Profit	55.4	55.8

Operating expenses:
Research & development	4.8	9.9
Sales & marketing	27.2	56.0
General & administrative	30.3	71.1
Operating Loss	(6.9)	(81.2)

Interest income (expense)	(1.9)	(2.2)
Income tax expense	0.0	0.0
Other income (expense)	(0.8)	(1.7)
Net other income (expense)	(2.7)	(3.9)
Net Loss	(9.6)%	(85.1)%

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

The Company’s adjusted EBITDA (earnings/loss from continuing operations, excluding interest income (expense), income taxes, depreciation and amortization), was a gain of $3,017 for the quarter ended March 31, 2003 compared with a loss of $415,146 for the quarter ended March 31, 2002.  The decrease in the loss was primarily due to significant increases in our revenue base coupled with only modest increases in our expense structure.  Adjusted EBITDA is not a measure used in financial statements reported in accordance with generally accepted accounting principals, does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles.  Adjusted EBITDA should not be considered as an alternative to net loss or net cash used in operating activities.  The Company’s calculation of adjusted EBITDA may not be comparable to the computation of similarly titled measures of other companies.

We use adjusted EBITDA as a measure of our operating performance.  In addition, we believe that adjusted EBITDA may be useful to existing and potential creditors, and to any analysts and investors that follow our performance, because it is one measure of the income generated that is available to service debt and capital leases.

The Company’s net loss from continuing operations for the quarter ended March 31, 2003 was $167,374 and for the quarter ended March 31, 2002 was $579,854.  Reconciliation of net loss from continuing operations to adjusted EBITDA is as follows:

	For the three months ended March 31,
	2003	2002

Loss from continuing operations	$(167,374)	$(579,854)
Depreciation and amortization	137,919	149,897
Interest expense, net	32,472	14,811
Income tax expense	—	—

Adjusted EBITDA	$3,017	$(415,146)

Liquidity and Capital Resources

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement About Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The release sets forth certain views of the Commission regarding disclosure that should be considered by registrants.  Disclosure matters addressed by the release are liquidity and capital resources including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value, and effects of transactions with related and certain other parties.  The following table sets forth the information in a format described in the release with regard to disclosures about contractual obligations and commercial commitments.

The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of March 31, 2003:

		Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contract Type	Total	04/01/03-03/31/04	04/01/04-03/31/06	04/01/06-03/31/08	After 03/31/08
Operating leases	$71,892	$54,630	$17,262	$—	$—
Capital leases	392,038	263,081	128,957	—	—
Office leases	2,719,671	499,985	994,071	862,105	363,510
Contractual service agreements	1,894,256	1,138,736	755,520	—	—

Total contractual obligations	$5,077,857	$1,956,432	$1,895,810	$862,105	$363,510

As of March 31, 2003, the Company had $381,290 in cash and cash equivalents.  This represents an increase of $143,779 compared to December 31, 2002.  Cash used during the three-month period ended March 31, 2003 includes approximately $225,723 used in operations, as well as $241,241 used in investing activities and $610,743 provided by financing activities.  Of the $610,743 of cash provided by financing activities, $691,000 represents cash received from the proceeds of the $691,000 Convertible Promissory Notes issued on January 16, 2003 to Dolphin Communications Funds II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P (collectively “Dolphin”) pursuant to an Amended and Restated Note and Warrant Purchase Agreement dated January 15, 2003 (the “Note Purchase Agreement”).  (See “Part II, Item 2. Changes in Securities and Use of Proceeds” and the subsection entitled “Certain Factors” below for information on such transaction.).  The $80,257 difference between the $691,000 of cash received and the $610,743 of cash provided by financing activities represents payments on capital leases.

We anticipate making capital expenditures between $250,000 and $500,000 during the remainder of calendar 2003, generally for data center equipment, customer servers and related software.  During the quarter we obtained an equipment lease line of credit in the amount of $250,000 from a financing company.  As of March 31, 2003, we had used $27,275 of the $250,000 available on such lease line of credit.

We expect that the cash that we have at March 31, 2003, together with recurring operating revenues, will be sufficient to meet our current and future obligations until the time that the Company can sustain itself on its own internally-generated cash flow.  If, for whatever reason our cash on hand at March 31, 2003 is not sufficient, we may seek to obtain additional debt, equity or asset-based financing.  If we are unable to obtain such additional financing at a reasonable cost, or at all, we could make some short-term limited cuts in our expense model to the point where we would be break-even from an operating cash flow perspective.  By making these cuts we would be able to continue operating the business; however, such actions would slow our growth and could have a material adverse effect on future operations and financial results.

We hope to be able to rapidly expand our operations during the balance of 2003, and we may seek to expand our operations through additional strategic acquisitions.  If we engage in strategic acquisitions as planned, we expect that we would require additional financing in order to pay for the transaction and integration costs of any mergers and/or acquisitions (e.g., legal, accounting, integration and working capital).  We plan to generate such financing through private placements of debt or equity securities.  If we are unable to obtain such additional financing at a reasonable cost, or at all, we may have to forego acquisitions, which would force us to rely exclusively on internal growth and could have a material adverse effect on future operations and financial results.

As previously mentioned, although we believe that our cash reserves at March 31, 2003 may be adequate (particularly in light of our option to modify our expense structure of the business to achieve a break-even cash flow level), certain events, including the following, may cause those cash balances to be insufficient:

•                  If we are unable to continue to obtain equipment lease financing on terms agreeable to us, or at all;

•                  If we incur a substantial loss of our customer or revenue base;

•                  If we were to experience an unexpected increase in regulatory requirements, legal claims, investigations or other private or governmental actions requiring the expenditure of substantial legal and/or other fees;

•                  If our company, our regional economy or the national economy were to experience an unexpected disaster or other catastrophic event; or

•                  If we are unable to make enough cuts in the expense structure to get the business to a break-even cash flow level;

•                  If, after making the necessary expense cuts to get the business to break-even level, the business is not sustainable with the remaining personnel or infrastructure.

If any of these, or a combination of any of these were to occur, our available cash balances at March 31, 2003 might not be sufficient, and in that event, we would need to obtain additional debt or equity financing.  There can be no assurance that we would be able to obtain additional debt or equity financing on terms that would be agreeable to us, or at all.   See also the risks discussed in “Certain Factors” below.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite.  Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life.  An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company adopted SFAS No. 142 on January 1, 2002, which eliminated goodwill amortization starting in fiscal year 2002.

Certain Factors

If any of the adverse events described in the following factors actually occur or the Company does not accomplish necessary events or objectives described in the factors, its business, financial condition and operating results could be materially and adversely affected, the trading price of the Company’s common stock could decline and shareholders could lose all or part of their investments.  The risks and uncertainties described below are not the only risks the Company faces.

We have operated at a net loss throughout our limited operating history and may continue to operate at a net loss.

VitalStream, Inc. (the primary operating subsidiary of VitalStream Holdings) was founded in March 2000 and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based.  VitalStream Holdings has experienced net losses in each quarter since inception, with net losses of $6.11 million from inception until March 31, 2003.  Although we have projected that we will begin generating positive cash flow from operations during 2003, such projections are based on the assumption that our revenue will continue to grow at the same rate it has grown over the last several months, that we will retain substantially all of our customers (including those acquired from Epoch) and that we will incur no unanticipated or extraordinary expenses.  Competition for new customers in our business is intense, and our revenue may not continue to grow at its current rate, or at all.  In addition, we may incur extraordinary expenses in connection with additional acquisition transactions, expansion of our facilities or other events for which we have not budgeted.  If our revenue does not continue to grow at its current rate, we are unable to retain our existing customers or if we incur significant unanticipated or extraordinary expenses, we may not achieve positive cash flow when projected, or at all.

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

We have acquired certain assets and customers associated with the hosting and colocation business of Epoch in exchange for cash and the issuance of VitalStream Holdings common stock.  Such acquisition involves, among other risks, the following risks:

•                  Dilution: Under the Asset Purchase Agreement with Epoch, we have issued to Epoch 3,848,760 shares of common stock, which number is subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream, Inc. shareholders under the contingent share provisions of the Agreement and Plan of Merger dated February 13, 2002 (the “VitalStream Merger Agreement”) related to our merger with VitalStream, Inc.  If the VitalStream, Inc. shareholders receive all shares issuable under the contingent share provisions of the VitalStream Merger Agreement (and assuming that 30% of the revenues used to reach certain earnout targets are from Epoch customers), the number of shares issuable to Epoch under the Asset Purchase Agreement would increase by 2,636,972 shares to a total of 6,485,732 shares of VitalStream Holdings common stock.

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

•                  Retention of Customers:  The primary “asset” we acquired from Epoch is the recurring revenue from its hosting and colocation customers.  Many of the customer agreements we have assumed are terminable by the customer with little advanced notice.  During this transition period, numerous customers may terminate their use of our services.  If such customers do terminate, we may have little or no recourse against such customers or Epoch.

We may be unable to manage significant growth.

In order to successfully implement our business strategy, we must establish and achieve substantial growth in our customer base through sales, through business acquisitions or a combination thereof.  If achieved, significant growth would place significant demands on our management and systems of financial and internal controls, and will almost certainly require an increase in the capacity, efficiency and accuracy of our billing and customer support systems.  Moreover, significant growth would require an increase in the number of our personnel, particularly sales and marketing, customer service and technical personnel.  The market for such personnel remains highly competitive, and we may not be able to attract and retain the qualified personnel required by our business strategy.  Further, if successful in attracting new customers, we will outgrow our present facilities, placing additional strains on our management in trying to locate and manage multiple locations.

There are numerous risks associated with consummation of the Dolphin financing;

Pursuant to the Note Purchase Agreement, in exchange for $1.1 million in cash from Dolphin, we issued to Dolphin $1.1 million in Convertible Promissory Notes and related warrants to purchase our common stock, signed an investor rights agreement and a registration agreement and agreed to take certain other actions. The consummation of such transaction involves, among other risks, the following risks:

•                  Dilution:  The Convertible Promissory Notes are convertible into 13.2% of the outstanding shares of common stock of VitalStream Holdings on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition, subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement with VitalStream and that may be issued to Epoch pursuant to the Asset Purchase Agreement with Epoch.  The warrants issued to Dolphin permit the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VitalStream Holdings as of immediately after the close of the Epoch acquisition, subject to adjustment on the same terms as the Convertible Promissory Note, at an exercise price of $.34 per share during a three-year term.   Presently, the Convertible Promissory Notes are convertible into 4,682,363 shares of VitalStream Holdings common stock and the related warrants are exercisable for 842,825 shares of VitalStream Holdings common stock.  If the VitalStream shareholders receive all shares issuable under the contingent share provisions of the VitalStream Merger Agreement (and assuming that 30% of the revenues used to reach certain earnout targets are from Epoch customers), the number of shares issuable to the holders of the Convertible Promissory Notes would increase by 1,971,922 shares to a total of 6,654,285 shares of VitalStream Holdings common stock, and the number of shares subject to the related warrants would increase by 354,946 shares to a total of 1,197,771 shares of VitalStream Holdings common stock.

•                  Restrictive Covenants:  The Note Purchase Agreement contains various restrictive covenants limiting the ability of VitalStream Holdings to engage in significant financing, acquisition, disposition, and other transactions without the consent of the holders of the Convertible Promissory Notes.  Such restrictive covenants may limit our ability to expand in accordance with our business plans if we are unable to obtain any necessary consents from the holders of the Convertible Promissory Notes or if such covenants are used by the holders of the Convertible Promissory Notes to obtain special concessions from VitalStream Holdings.

We may be unable to obtain capital necessary to continue operations and fuel growth.

Our business plan contemplates continued expansion of our operations in the foreseeable future.  If we are to grow as contemplated, of which there can be no assurance, we will need to seek additional funding from the capital markets.  We expect to fund our future capital requirements, if any, through existing resources, sales of our services and debt or equity financings.

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

Our current and future competitors in Internet broadcasting may include other digital content delivery providers, Internet broadcast network specialty providers and alternative access providers such as various cable television companies, direct broadcast satellite, DSL, wireless communications providers and other established media companies.  Many of these competitors have greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources, than we do.  As a result, our competitors may be able to:

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

Our current and future competitors in hosting and colocation may include other Internet hosting, colocation and access businesses, including such major providers as Cable & Wireless and Qwest, and essentially any other participant in the Internet industry.  Many of these competitors have greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources, than we do.  As a result, our competitors may be able to:

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

•                  Unauthorized access may jeopardize the security of confidential information stored in our computer systems and our customers’ computer systems, which may result in liability to our customers and also may deter potential customers.

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

We are highly dependent upon the efforts of our senior management team, the loss of any of whom could impede our growth and ability to execute our business strategy.  Although our principal managers have significant equity interests in the company, none are party to employment agreements with the company that are not terminable at will.  In addition, we believe that our future success will depend in large part on our ability to attract and retain qualified technical and marketing personnel for whom there is intense competition in the areas of our activities.  The loss of the services of key personnel or the failure to attract or retain additional personnel as required could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is greatly enhanced by (and generally assumes adoption of) fundamental changes in the method of Internet access delivery to consumers.  Currently, consumers access the Internet primarily via computers connected to public telephone networks through dial-up access or leased lines.  A number of alternative methods for users to obtain high-speed access to the Internet, including cable modems, DSL, satellites and other terrestrial and wireless telecommunications technologies, collectively “Broadband Internet Access,” currently provided by third party suppliers are in use or are under development.  We believe that these technologies need to be deployed to consumers on a large scale before the delivery of media entertainment over the Internet will be truly viable.  The failure of Broadband Internet Access to gain rapid acceptance could have a material adverse effect on our ability to execute our business plan and consequently on our business, financial condition and results of operations.  Recent financial difficulties and outright bankruptcies experienced by several high profile wholesale and consumer providers of broadband connectivity may negatively impact the growth rate and availability of Broadband Internet Access.

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

The services provided by telecommunications carriers are governed by regulatory policies establishing charges and terms for wireline communications.  We are not a telecommunications carrier but we do provide Internet broadcasting services, in part, through data transmissions over private and public telephone lines provided by telecommunications carriers.  Operators of value-added networks that utilize regulated transmission facilities only as part of a data services package currently are excluded from regulations that apply to “telecommunications carriers” and, as such, we are not currently subject to direct regulation by the Federal Communications Commission (the “FCC”).  Up until now, the FCC has treated companies providing services similar to those provided by us as “enhanced service providers,” exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund.  If the FCC were to require Internet service providers like us to pay access charges or to contribute to the universal service fund when the Internet service provider provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service, the resultant increase in cost could have a material adverse effect on our operations and our financial condition.

Additionally, electronic commerce on the Internet has been generally exempted from taxation at the federal and state levels since 1995.  This exemption is occasionally under examination by the United States Congress, where there can be no assurance that it will continue.  If the United States Congress or states enact new taxes, tariffs or other assessments on electronic commerce, it could have a material adverse effect on our business, financial condition and results of operations.

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.

Our common stock is quoted on the Nasdaq OTC Bulletin Board.  The volume of trading in our common stock is limited and thus susceptible to being dominated by a few individuals.   Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders.  In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or to obtain a fair price for our common stock in the market.

Our stock price is volatile and subject to manipulation.

The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

•                  Manipulation of our stock price by existing or future shareholders;

•                  Announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors,

•                  The adoption or amendment of governmental regulations and similar developments in the United States and abroad that may affect our products, financial markets in which our stock trades or financial markets generally,

•                  Disputes relating to patents or other significant intellectual property rights,

•                  Publicity regarding actual or potential results relating to products under development by us or a competitor,

•                  Delays in product development,

•                  Slow acceptance of our products in new or existing markets, and

•                  Economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

Our ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of our common stock.

Under our Articles of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. Our Board of Directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without shareholder approval.  Any issuance of such preferred stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the price of our common stock.  The issuance of preferred stock without shareholder approval may also be used by management to stop or delay a change of control.

We may issue an additional 8.8 million shares of common stock to the former shareholders of VitalStream which could cause significant dilution of our common stock.

Under the terms of the VitalStream Merger Agreement, we agreed to issue up to approximately 13 million additional shares of our common stock to the former shareholders of VitalStream, Inc. (of which approximately 4.2 million have already been issued.  The remaining approximately 8.8 million shares of our common stock (and approximately 1.2 million options to purchase common stock) issuable under the VitalStream Merger Agreement may be issued based on the following formula: a number of shares of VitalStream Holdings common stock, up to a maximum of 8,789,907 (plus 1,210,093 options), equal to the product of (a) 3.33 multiplied by, (b) .8789907 (.1210093 for options) multiplied by, (c) the highest net revenue of VitalStream Holdings for any calendar quarter through the quarter ended September 30, 2003, provided that such highest net revenue is deemed to be zero if it is less than $2,000,000.   Issuance of such shares of common stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the market price of our common stock.

We have not declared any dividends with respect to our common stock.

We have not declared any dividends on our common stock.  We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future.  In addition, pursuant to the terms of the Note Purchase Agreement, VitalStream Holdings is prohibited from paying any dividends until the $1.1 million in Convertible Notes it issued is paid in full.

Our common stock may be a “penny stock” and subject to certain regulatory action that limits or restricts the market for such stock.

Shares of our common stock may be deemed to be “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a penny stock is an equity security that

•                  Is priced under five dollars;

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

Our common stock has a trading price below five dollars; our common stock is not trading on an exchange or NASDAQ; we have average historical revenues of less than $6 million; depending upon how governing rules are interpreted, we probably have not been in continuous operation for more than three years; and we have less than $5 million dollars in net tangible assets.  Accordingly, we believe that our common stock is likely a “penny stock.”  At any time our common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

•                  Certain broker-dealers who recommend our common stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

•                  Prior to executing any transaction involving our common stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history, and the customer’s rights and remedies in case of fraud or abuse in the sale.

•                  In connection with the execution of any transaction involving our common stock, certain broker dealers must deliver to certain purchasers the following:

•                  Bid and offer price quotes and volume information;

•                  The broker-dealer’s compensation for the trade;

•                  The compensation received by certain salespersons for the trade;

•                  Monthly account statements; and

•                  A written statement of the customer’s financial situation and investment goals.

These requirements significantly add to the burden of the broker-dealer and limit the market for penny stocks.  These regulatory burdens may severely affect the liquidity and market price for our common stock.

We may be subject to certain provisions of the California corporate code at various times.

Because we are a Nevada corporation, the rights of our stockholders are generally governed by the Nevada Private Corporations Law.  However, under Section 2115(a) of the California Corporations Code, we may become subject to various sections of the California Corporations Code during any year if, on January 1 of the prior year, more than one-half of our outstanding voting securities are held by California residents and our principal business operations are located in California.  We believe that, as of January 1, 2003, California residents held more than one-half of our outstanding voting securities, and our principal business operations are located in California.  Accordingly, beginning in January 2004 and thereafter as long as we satisfy the applicable conditions, the rights of VitalStream Holdings shareholders will be altered by the effect of Section 2115(a) of the California Corporations Code.  Although such provisions are designed to enhance the rights of shareholders, they may benefit some shareholders at the expense of others, limit management’s ability to operate the Company and, in instances where Nevada and applicable California corporate law conflict, cause confusion about what laws govern the actions of VitalStream Holdings.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at risk for changes in foreign currency exchange rates.

Item 4.           Controls and Procedures

(a)          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act

(b)                                 There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  It is the opinion of management, that such litigation and claims will be resolved without a material effect on the Company’s financial position.

Item 2.  Changes in Securities and Use of Proceeds

VitalStream Merger Contingent Shares.  Pursuant to the VitalStream Merger Agreement, the former holders of VitalStream common stock are entitled to receive additional shares of VitalStream Holdings common stock upon the occurrence, or non-occurrence of certain events following the closing of the VitalStream merger.   These events, and the number of shares issuable to former VitalStream shareholders, include:

•                  a number of shares of VitalStream Holdings common stock, up to a maximum of 1,318,488, equal to the product of (a) 3 multiplied by (b) .8789907 multiplied by, (c)  the amount by which $500,000 exceeds the fair market value of the cash or other property received by VitalStream Holdings upon any disposition(s) of VitalStream Holding’s equity interest in Nex2, Inc. that occur on or before April 23, 2003.

•                  a number of shares of VitalStream Holdings common stock, up to a maximum of 1,133,905, equal to the product of (a) 3 multiplied by (b) .8789907 multiplied by, (c) the amount by which $430,000 exceeds the proceeds VitalStream Holdings receives from the exercise, on or before April 23, 2003, of the 1,240,000 options to purchase VitalStream Holdings common stock outstanding and vested as of February 13, 2002.

On or about April 23, 2003, VitalStream Holdings issued a total of 2,452,393 shares of its common stock to the former shareholders of VitalStream and an additional 300,497 options to purchase common stock to former VitalStream employees.  This represents 1,318,488 shares (161,560 options) for the Nex2 contingency described above and 1,133,905 shares (138,937 options) for the options contingency described above.

The above-described issuances of our shares of common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Section 4(2) of the Securities Act, based upon the following:  (a) at the time of the investment decision, each of the VitalStream shareholders represented and warranted to us that it was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act, and/or had such background, sophistication, education, and experience in financial and business matters as to be able (alone, or together with a purchaser representative) to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and each of the former VitalStream shareholders represented and warranted that he was acquiring the securities for his own account and not with an intent to distribute such securities; (c) the former VitalStream shareholders were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) each former VitalStream shareholder acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or  exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Epoch Asset Purchase.  Pursuant to the Asset Purchase Agreement with Epoch, in exchange for the rights of Epoch under the hosting and colocation contracts of Epoch, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center and a certificate of deposit for $300,000 (which serves as collateral on an assumed operating lease), VitalStream Holdings paid to Epoch $200,000 in cash and issued to Epoch a number of shares of common stock of VitalStream Holdings constituting 12.5% of the outstanding shares of common stock of VitalStream Holdings on January 15, 2003 (3,498,419 shares), subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream shareholders under the contingent share provisions of the Merger Agreement.  Consistent with these provisions, as a result of the 2,452,393 shares of common stock issued to former shareholders of VitalStream described above, a total of 350,341 shares of common stock of VitalStream Holdings were issued to Epoch, representing 188,355 shares for the Nex2 contingency and 161,986 shares for the options contingency.

Dolphin Convertible Notes. Pursuant to the Note Purchase Agreement, in exchange for $1.1 million dollars in cash, VitalStream Holdings issued to Dolphin Convertible Promissory Notes (the “Convertible Promissory Notes”) with an aggregate principal amount of $1.1 million and warrants to purchase common stock of VitalStream Holdings (the “Dolphin Warrants”).  The Convertible Promissory Notes bear interest at the rate of 10% per annum, require quarterly payment of accrued interest and are due and payable in full on the third anniversary of the issue date.  The Convertible Promissory Notes are convertible into a number of shares of common stock of VitalStream Holdings constituting 13.2% of the outstanding shares of common stock of VitalStream Holdings on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition (4,256,141 shares), subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and that may be issued to Epoch pursuant to the Asset Purchase Agreement.  The Dolphin Warrants permit the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VitalStream Holdings as of the close of the Epoch acquisition (766,105 shares), subject to adjustment on the same terms as the Convertible Promissory Note, at an exercise price of $.34 per share during a three-year term.

The above-described issuance of our shares of common stock to Epoch and the issuance of Convertible Promissory Notes and Dolphin Warrants to Dolphin were effected in reliance upon the exemption for sales of securities not involving a public offering set forth in Section 4(2) of the Securities Act, based upon the following:  (a) each purchaser represented and warranted to us that it had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) each purchaser was represented by capable legal counsel and other professional advisors, (c) there was no public offering or general solicitation with respect to the offering, and each purchaser represented and warranted that its was acquiring the securities for its own account and not with an intent to distribute such securities; (d) each purchaser was provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (e) each purchaser acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or  exempt from registration under the Securities Act; and (f) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The information required by this item was previously disclosed in Item 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  See Exhibit Index following the Signature and Certification pages.

(b)                                 Reports on Form 8-K

(i)                                     On January 31, 2003, the Company filed an Amendment No. 1 to Current Report on Form 8-K/A in which it disclosed the execution of the Asset Purchase Agreement and the Note Purchase Agreement and the closing of the transactions contemplated thereby and provided certain financial and other information regarding the business acquired from Epoch.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

May 15, 2003	By: /s/ Paul Summers
Date	Paul Summers, President & Chief Executive Officer

May 15, 2003	By: /s/ Philip N. Kaplan
Date	Philip N. Kaplan, Chief Operating Officer

May 15, 2003	By: /s/ Kevin D. Herzog
Date	Kevin D. Herzog, Chief Financial Officer
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

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Kevin D. Herzog
Kevin D. Herzog,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

2.1	Amended and Restated Asset Purchase Agreement dated January 15, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

3.6	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

4.1	Form of Warrant (Dolphin)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013

4.2	Form of Convertible Promissory Note (Dolphin)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013

10.1	Amended and Restated Convertible Note and Warrant Purchase Agreement dated January 15, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

10.2	Form of Investor Rights Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013

10.3	Form of Registration Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2002, File No. 1-10013

10.4	Sublease dated as of November 15, 1999, by and between Charter Holdings, Inc. and VitalStream Broadcasting Corporation (as successor to Epoch Networks, Inc.), as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

10.5	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

10.6	Master Equipment Lease dated March 6, 2003	Filed herewith

10.7	Letter agreement dated January 27, 2003	Filed herewith

[Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request. ]

99.1	Certification of Chief Executive Officer	Filed herewith

99.2	Certification of Chief Financial Officer	Filed herewith