Form 10-Q
period 2003-06-30
VITALSTREAM HOLDINGS INC
filed 2003-08-12
CIK 789851

[	TABLE OF CONTENTS	]

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	001-10013	87-0429944

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

               As of August 12, 2003 the registrant had 30,858,392 Common Shares outstanding.

[	COVER	]

[	TABLE OF CONTENTS	]

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002

ASSETS

	June 30,	December 31,
	2003 (Unaudited)	2002 (Audited)

Current assets:
Cash	$195,686	$237,511
Accounts receivable, net of allowance for doubtful accounts
of $66,439 and $40,258 at June 30, 2003 and
December 31, 2002, respectively	517,965	397,284
Prepaid expenses	199,276	158,363
Other current assets	95,488	69,746

Total current assets	1,008,415	862,904

Fixed assets, net	877,571	809,060

Goodwill	1,454,452	961,900
Restricted Cash	300,000	-
Loan costs	89,947	92,969
Deposit for Epoch assets	-	101,653
Other assets	29,186	37,633

TOTAL ASSETS	$3,759,571	$2,866,119

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$865,401	$794,180
Accrued compensation	195,432	134,180
Current portion of capital lease obligations	227,710	197,871
Accrued expenses	309,413	302,085

Total current liabilities	1,597,956	1,428,316

Capital lease obligations	142,044	139,839
Notes payable, Note 5	1,100,000	409,000

	1,242,044	548,839

Commitments and contingencies, Note 3

Shareholders' equity: Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding shares, 30,858,392 and 24,488,933 at June 30, 2003 and December 31, 2002, respectively, Note 4	30,858	24,489

Additional paid-in capital	7,253,618	6,806,018
Accumulated deficit	(6,364,905)	(5,941,543)

Total shareholders' equity	919,571	888,964

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,759,571	$2,866,119

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTER AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002 (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue, Note 2	$1,697,520	$821,749	$3,449,968	$1,504,321
Cost of revenue	730,975	442,149	1,512,825	743,944

Gross Profit	966,545	379,600	1,937,143	760,377

Research & development	86,347	67,742	171,052	135,146
Sales & marketing	471,492	409,016	947,728	790,995
General & administrative	683,573	637,694	1,214,885	1,122,807

Operating Loss	(274,867)	(734,852)	(396,522)	(1,288,571)
Other income (expense):
Interest expense	(38,334)	(11,901)	(70,806)	(26,711)
Income tax expense	(2,400)	(1,600)	(2,400)	(1,600)
Loss on disposal of fixed assets	-	-	(4,738)	-
Other income	59,613	126,829	51,104	115,506

Net other income (expense)	18,879	113,328	(26,840)	87,195

Net Loss	$(255,988)	$(621,524)	$(423,362)	$(1,201,376)

Basic and diluted net loss per common share, Note 2	$(0.01)	$(0.03)	$(0.01)	$(0.09)

Shares used in computing basic and diluted
Net loss per common share, Note 2	29,010,435	18,832,390	28,240,099	13,634,441

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Six Months Ended June 30,
	2003	2002

OPERATING ACTIVITIES
NET LOSS	$(423,362)	$(1,201,376)
Adjustments to net loss:
Depreciation/amortization	282,152	389,236
Loss on disposal of fixed assets	4,738	11,327
Changes in operating assets & liabilities:
Accounts receivable (net)	(120,682)	(68,371)
Prepaid expenses	(38,913)	(68,793)
Other assets	(33,964)	664
Accounts payable	76,146	147,982
Accrued compensation	61,253	(73,479)
Accrued expenses	(128,546)	174,978

TOTAL CASH USED IN OPERATIONS	(321,178)	(687,832)

INVESTING ACTIVITIES
Additions to property & equipment	(49,672)	(101,790)
Sale of equipment on account	-	2,890
Proceeds from sale of equipment	4,000	6,713
Payments on purchase of assets from Epoch	(200,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(245,672)	(92,187)

FINANCING ACTIVITIES
Payments on notes payable	-	(20,000)
Payments on notes payable to officer	-	(12,550)
Payments on capital leases	(165,975)	(47,572))
Proceeds from issuance of stock for Sensar Corp.	-	1,114,806
Payments on costs associated with the issuance of stock	-	(268,513)
Proceeds from note payable	691,000	-
Advances from Sensar Corp.	-	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	525,025	1,266,171

NET INCREASE (DECREASE) IN CASH	(41,825)	486,152
Cash at the beginning of the period	237,511	134,196

Cash at the end of the period	$195,686	620,348

Supplementary disclosure of cash paid during the period for:
Interest	$71,322	$29,202
Income taxes	$2,400	$1,600
Equipment acquired under capital leases	$198,020	$206,456

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

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

      As discussed in its Amendment #1 to Current Report on Form 8-K/A, filed with the SEC on January 31, 2003, on January 16, 2003, the Company consummated its acquisition of the hosting and colocation business of Epoch Hosting, Inc. and Epoch Networks, Inc. ("Epoch").

      Basis of Presentation -- This report on Form 10-Q (Form "10-Q") for the quarter ended June 30, 2003 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Going Concern - The Company has generated losses and negative cash flows from operations in each year since its inception. The Company's future success is dependent upon its ability to achieve positive cash flow prior to the depletion of its cash resources and its ability to raise funds, if needed. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

2.      SIGNIFICANT ACCOUNTING POLICIES

      Interim Unaudited Financial Information -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2003 and thereafter.

      The consolidated financial statements include the accounts of VitalStream Holdings, Inc. and its wholly-owned subsidiaries, VitalStream, Inc. and VitalStream Broadcasting Corporation ("VitalStream Broadcasting"). The Company also has other subsidiaries that were inactive in the second quarter of 2003. All material intercompany accounts and transactions have been eliminated.

      Revenue Recognition -- Revenues consists primarily of fees for streaming media services, web hosting and managed services. Streaming media service fees, which are typically usage-based, are recognized as the service is provided. Web hosting and managed services fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided. Contracts for streaming media services and web hosting and managed services are generally for periods ranging from one to 24 months and typically require payment at the beginning of each month.

      Recently Issued Accounting Standards -- In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 during the first quarter of fiscal 2002, which eliminated goodwill amortization starting on January 1, 2002.

3.      LEGAL MATTERS

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, that such litigation and claims will be resolved without a material effect on the Company's financial position.

4.      COMMON STOCK TRANSACTIONS

      As a result of the VitalStream Merger, all of the outstanding shares of VitalStream capital stock were converted into the right to receive an aggregate of 15,228,521 shares of VHI common stock. Pursuant to the VitalStream Merger Agreement, the former VitalStream shareholders are entitled to receive additional "contingent" shares of VHI common stock upon the occurrence of certain events. Under the VitalStream Merger Agreement, the former VitalStream shareholders and optionholders are entitled to receive an aggregate of 2,000,000 shares of, and options on, VHI common stock if VHI's net revenue for any calendar quarter prior to June 30, 2003 exceeds $1,000,000. Because our revenues for the quarter ended September 30, 2002 exceeded $1,000,000, we issued 1,757,981 shares of VHI common stock to the former VitalStream shareholders, and options to purchase 242,019 shares of VHI common stock to the former VitalStream optionees, both in December 2002. Additionally, during the quarter ended June 30, 2003, we issued 2,452,393 shares of VHI common stock to the former VitalStream shareholders and options to purchase 1,077,077 shares of VHI common stock to the former VitalStream optionees, both on or about April 23, 2003 with respect to the Nex2 and 430K options contingencies. Lastly, the former VitalStream shareholders will have the right to receive as contingent consideration up to an additional 8,789,908 VHI common shares if certain performance targets are met.

      During the quarter ended June 30, 2003, options to purchase an aggregate of 426,500 common shares of the Company were issued to one of its officers and to several employees. The options were issued under the Company's 2001 Stock Incentive Plan, with a per share exercise price ranging between $0.20 and $0.30, the closing price of the stock on the date of the grants.

      Pursuant to certain provisions of the Amended and Restated Asset Purchase Agreement (the "Asset Purchase Agreement") with Epoch Networks, Inc. and Epoch Hosting, Inc. (collectively, "Epoch"), VHI issued to Epoch 350,341 shares of VHI common stock as a result of shares that were issued to the former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement. Pursuant to the Asset Purchase Agreement, additional shares may be issued to avoid the anti-dilution effect from the issuance of the 8,789,908 contingent shares discussed above.

5.      NOTES PAYABLE

      Pursuant to certain provisions of the Amended and Restated Note and Warrant Purchase Agreement (the "Note Purchase Agreement") with Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P. (collectively, "Dolphin"), the number of VHI common shares that the Convertible Promissory Notes ("Notes") are convertible into increased by 426,222 shares, going from 4,256,141 shares at the start of the quarter to 4,682,363, as a result of shares that were issued to the former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and shares that were issued to Epoch pursuant to the Asset Purchase Agreement. Additionally, the warrants that were issued to Dolphin in connection with the Note Purchase Agreement which initially permitted the holder to purchase up to 766,105 shares of VHI common stock, increased by 76,720 shares to 842,825 shares as a result of the share issuances to the former VitalStream shareholders as mentioned above.

6.      OTHER AGREEMENTS

      On June 30, 2003, the company obtained two accounts receivable factoring lines of credit with Alliance Bank that allow the company to sell up to an aggregate of $1,000,000 in accounts receivable to the bank. Pursuant to certain provisions of the Factoring and Security Agreements ("Factoring Agreements"), the bank will advance between 60% and 80% of the face amount of the invoice, at interest rates ranging from 13 1/2% to 15 1/2%. Accordingly, the company has pledged substantially all of its assets to secure repayment of the Factoring lines of credit. The Factoring Agreements automatically renew at the end of one year unless terminated earlier by either party. In order to be able to grant a security interest to Alliance Bank, the company was required under the restrictive covenants related to the Dolphin Notes to enter into a Security Agreement, dated June 30, 2003, with Dolphin granting Dolphin a security interest in substantially all of our assets other than our accounts receivable in order to Secure the Dolphin Notes.

[	TABLE OF CONTENTS	]

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

      Statements contained in this Form 10-Q (this "Report") that are not purely historical are forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the critical factors noted in the following section and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or other filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

      The following discussion summarizes the material changes in our financial condition between December 31, 2002 and June 30, 2003 and the material changes in our results of operations and financial condition between the three-month and six-month periods ended June 30, 2003 and 2002, respectively. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

Overview

      VitalStream Holdings, Inc. ("VitalStream Holdings", together with its consolidated subsidiaries, the "Company" or "we") is based in Irvine, California and, through our wholly-owned subsidiary VitalStream, Inc. ("VitalStream"), we offer our customers a range of managed services including audio and video streaming, web hosting, live webcasting, web conferencing, network design, payment processing, encoding (via third-party resellers) and consulting. Through our wholly-owned subsidiary VitalStream Broadcasting Corporation ("VitalStream Broadcasting"), we offer hosting and colocation services to the customers we acquired from Epoch Hosting, Inc. and Epoch Networks, Inc. (collectively, "Epoch"). Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage, broadcasting, hosting and related functions to us and our partners. Our business model relies upon leveraging our expertise and resources in audio and video streaming as well as web hosting technology to persuade customers to utilize our Internet broadcasting services, thereby allowing our company to build a base of recurring revenues from monthly or other periodic broadcasting fees.

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

●

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

●

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

●

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

●

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

●

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

●

Principle of Consolidation. The consolidated financial statements include the accounts of VitalStream Holdings, and its wholly-owned subsidiaries, VitalStream and VitalStream Broadcasting. The term "Company" used in this section means VitalStream Holdings and its subsidiaries, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated.

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

      The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.1	53.8	43.9	49.5

Gross Profit	56.9	46.2	56.1	50.5

Operating expenses:
Research & development	5.1	8.2	5.0	9.0
Sales & marketing	27.8	49.8	27.5	52.6
General & administrative	40.3	77.6	35.2	74.6

Operating Loss	(16.3)	(89.4)	(11.6)	(85.7)

Interest income (expense)	(2.3)	(1.4)	(2.1)	(1.8)
Income tax expense	(0.1)	(0.2)	(0.1)	(0.1)
Loss on disposal of fixed assets	0.0	0.0	(0.1)	0.0
Other income (expense)	3.5	15.4	1.5	7.7

Net other income (expense)	(1.1)	13.8	(0.8)	5.8
Net Loss	(15.2)%	(75.6)%	(12.4)%	(79.9)%

Quarter ended June 30, 2003 Compared to Quarter ended June 30, 2002

      Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware. Revenues increased from $821,749 for the quarter ended June 30, 2002, to $1,697,520 for the quarter ended June 30, 2003, an increase of 106.6%. This increase reflects approximately $477,966 in additional revenue resulting from the acquisition of the hosting and colocation businesses of Epoch, as well as additional revenue from the addition of a significant number of new customers and the increase in average per-customer service utilization within the installed base. We expect revenue to continue to grow through 2003 as we expand and improve productivity within our sales force, ramp up channel partnerships, increase our marketing efforts, gain greater market recognition from potential customers and release our new MediaConsole Pro technology platform. A significant portion of our revenue growth comes from increasing service to existing customers, and we expect this to contribute to our revenue growth as we continue through 2003 with a much greater customer base than we had in 2002. We continue to offer the customers acquired from Epoch additional services that weren't available from Epoch, such as streaming and other managed services.

      Cost of Revenue. Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $442,149 for the quarter ended June 30, 2002, to $730,975 for the quarter ended June 30, 2003. The increased cost in absolute dollars primarily reflects the cost of additional traffic resulting from the acquisition of the hosting and colocation businesses of Epoch as well as the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue from our own organic revenue base between the two quarters. The decrease in the cost of revenue as a percent of revenue between the two quarters, from 53.8% of revenue to 43.1% of revenue represents economies of scale in purchasing bandwidth, network monitoring equipment and servers. Management expects that additional cost savings will result as we achieve even greater economies of scale in our purchasing of bandwidth and networking equipment, as we are able to more efficiently distribute bandwidth amongst carriers and as we then spread these costs over an increasing customer base.

      Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased $18,605 from $67,742 for the quarter ended June 30, 2002, to $86,347 for the quarter ended June 30, 2003. As a percentage of revenue, research and development decreased from 8.2% of revenue for the quarter ended June 30, 2002 to 5.1% of revenue for the quarter ended June 30, 2003. The absolute increase in cost reflects the cost of additional development personnel. We expect research and development expense to remain relatively constant in absolute dollars during the remainder of 2003 as we release our next generation MediaConsole Pro technology platform and as we continue to develop additional technology related to our core product offering and to continue to decrease as a percentage of revenue as our revenue increases.

      Sales and Marketing. Sales and marketing expense consists primarily of marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales & marketing expense increased from $409,016 for the quarter ended June 30, 2002 to $471,492 for the quarter ended June 30, 2003. Although sales & marketing expense increased between the two periods, as a percentage of revenue it decreased from 49.8% for the quarter ended June 30, 2002 to 27.8% of revenue for the quarter ended June 30, 2003. This decrease as a percentage of revenue reflects improved marketing efficiencies obtained from targeted strategic marketing efforts combined with improved productivity within our sales force. As a result of the Epoch acquisition, our sales and marketing costs have increased slightly in absolute terms as additional customer support personnel were added to handle the increased customer base and to staff the second data center on a 24x7 basis. Overall, we expect sales and marketing expense to increase incrementally in absolute terms and to remain relatively constant as a percentage of revenue through the balance of 2003 as we expand our sales force.

      General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $637,694 for the quarter ended June 30, 2002 to $683,573 for the quarter ended June 30, 2003. The relative increase in the expense during the quarter ended June 30, 2003 is due primarily to compensation expense for additional administrative personnel necessary to support a larger revenue base and customer count. Additionally, our insurance, legal and professional fees increased incrementally. General and administrative expense as a percentage of revenue however, decreased from 77.6% of revenue for the quarter ended June 30, 2002 to 40.3% of revenue for the quarter ended June 30, 2003. This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed. As a result of the Epoch acquisition, our actual general and administrative costs have increased slightly in absolute terms as additional administrative personnel were added to handle the increased revenue and customer base; however, as a percentage of revenue, we anticipate that our general and administrative expense will continue to decrease for the near term.

      Net Interest Expense. Net interest expense increased from $11,901 for the quarter ended June 30, 2002 to $38,334 for the quarter ended June 30, 2003. The increase in net interest expense primarily reflects interest on the $1,100,000 in Convertible Promissory Notes (the "Dolphin Notes") we issued to Dolphin Communications Fund II, LP and Dolphin Parallel Fund II, LP (collectively, "Dolphin") in November 2002 and January 2003, as well as increased interest payments on new capital leases that started after June 30, 2002.

      Net Loss. Our net loss decreased from $621,524 for the quarter ended June 30, 2002 to $255,988 for the quarter ended June 30, 2003. Our net loss decreased due to the approximately 154.6% increase in gross profit between the two quarters, while our non-cost of sales operating expenses increased only approximately 11.4% during that same period. We expect our net loss to decrease substantially during the remainder of 2003 compared to the corresponding period in 2002 as our revenue base expands, fixed costs remain relatively constant and our per unit cost of service decreases.

Six-months ended June 30, 2003 Compared to six-months ended June 30, 2002

      Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware. Revenues increased from $1,504,321 for the six months ended June 30, 2002, to $3,449,968 for the six months ended June 30, 2003, an increase of 129.3%. This increase reflects approximately $1,067,331 in additional revenue resulting from the acquisition of the hosting and colocation businesses of Epoch, as well as additional revenue from the addition of a significant number of new customers and the increase in average per-customer service utilization within the installed base, partially offset by higher than expected turnover of colocation clients acquired from Epoch in the first six months of the year.

      Cost of Revenue. Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $743,944 for the six months ended June 30, 2002, to $1,512,825 for the six months ended June 30, 2003. The increased cost in absolute dollars primarily reflects the cost of additional traffic resulting from the acquisition of the hosting and colocation businesses of Epoch as well as the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue from our own organic revenue base between the two six-month periods.

      Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased $35,906 from $135,146 for the six months ended June 30, 2002, to $171,052 for the six months ended June 30, 2003. As a percentage of revenue, research and development decreased from 9.0% of revenue for the six months ended June 30, 2002 to 5.0% of revenue for the six months ended June 30, 2003. The absolute increase in cost reflects the cost of additional development personnel.

      Sales and Marketing. Sales and marketing expense consists primarily of marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales & marketing expense increased from $790,995 for the six months ended June 30, 2002 to $947,728 for the six months ended June 30, 2003. Although sales & marketing expense increased between the two periods, as a percentage of revenue it decreased from 52.6% of revenue for the six months ended June 30, 2002 to 27.5% of revenue for the six months ended June 30, 2003. This decrease as a percentage of revenue reflects improved marketing efficiencies obtained from targeted strategic marketing efforts combined with improved productivity within our sales force. As a result of the Epoch acquisition, our sales and marketing costs have increased slightly in absolute terms as additional customer support personnel were added to handle the increased customer base and to staff the acquired Los Angeles data center on a 24x7 basis.

      General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,122,807 for the six months ended June 30, 2002 to $1,214,885 for the six months ended June 30, 2003. The relative increase in the expense during the six months ended June 30, 2003 is due primarily to compensation expense for additional administrative personnel necessary to support a larger revenue base and customer count. Additionally, our insurance, legal and professional fees increased incrementally. General and administrative expense as a percentage of revenue however, decreased from 74.6% of revenue for the six months ended June 30, 2002 to 35.2% of revenue for the six months ended June 30, 2003. This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed.

      Net Interest Expense. Net interest expense increased from $26,711 for the six months ended June 30, 2002 to $70,806 for the six months ended June 30, 2003. The increase in net interest expense primarily reflects interest on the Dolphin Notes, which were added during November 2002 and January 2003, as well as increased interest payments on new capital leases that started after June 30, 2002.

      Net Loss. Our net loss decreased from $1,201,376 for the six months ended June 30, 2002 to $423,362 for the six months ended June 30, 2003. Our net loss decreased due to the approximately 154.8% increase in gross profit between the two six-months period, while our non-cost of sales operating expenses increased only approximately 13.9% during that same period.

●	There may be a systemic failure of Internet communications, leading to claims associated with the general unavailability of the Internet.
●	Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers.
●	Failure of our equipment or that of our bandwidth and other providers may disrupt service to our customers, which could materially impact our operations and relationships with our customers.

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

      The services provided by telecommunications carriers are governed by regulatory policies establishing charges and terms for wireline communications. We are not a telecommunications carrier but we do provide Internet broadcasting services, in part, through data transmissions over private and public telephone lines provided by telecommunications carriers. Operators of value-added networks that utilize regulated transmission facilities only as part of a data services package currently are excluded from regulations that apply to "telecommunications carriers" and, as such, we are not currently subject to direct regulation by the Federal Communications Commission (the "FCC"). Up until now, the FCC has treated companies providing services similar to those provided by us as "enhanced service providers," exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. If the FCC were to require Internet service providers like us to pay access charges or to contribute to the universal service fund when the Internet service provider provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service, the resultant increase in cost could have a material adverse effect on our operations and our financial condition.

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

      Our common stock is quoted on the Nasdaq OTC Bulletin Board. The volume of trading in our common stock is limited and thus susceptible to being dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders and may increase or decrease significantly because of buying or selling by a single shareholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or to obtain a fair price for our common stock in the market.

Our stock price is volatile and subject to manipulation.

      The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

●	Manipulation of our stock price by existing or future shareholders;
●	Announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors,
●

The adoption or amendment of governmental regulations and similar developments in the United States and abroad that may affect our products, financial markets in which our stock trades or financial markets generally,

●	Disputes relating to patents or other significant intellectual property rights,
●	Publicity regarding actual or potential results relating to products under development by us or a competitor,
●	Delays in product development,
●	Slow acceptance of our products in new or existing markets, and
●	Economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

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

We may issue an additional 8.8 million shares of common stock to the former shareholders of VitalStream, which could cause significant dilution of our common stock.

      Under the terms of the VitalStream Merger Agreement, we agreed to issue up to approximately 13 million additional shares of our common stock to the former shareholders of VitalStream, Inc. (of which approximately 4.2 million have already been issued) if certain events occur or fail to occur. The remaining approximately 8.8 million shares of our common stock (and approximately 1.2 million options to purchase common stock) issuable under the VitalStream Merger Agreement may be issued based on the following formula: a number of shares of VitalStream Holdings common stock, up to a maximum of 8,789,907 (plus 1,210,093 options), equal to the product of (a) 3.33 multiplied by, (b) .8789907 (.1210093 for options) multiplied by, (c) the highest net revenue of VitalStream Holdings for any calendar quarter through the quarter ended September 30, 2003, provided that such highest net revenue is deemed to be zero if it is less than $2,000,000. Issuance of such shares of common stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the market price of our common stock.

We have not declared any dividends with respect to our common stock.

      We have not declared any dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future. In addition, pursuant to the terms of the Note Purchase Agreement, VitalStream Holdings is prohibited from paying any dividends until the $1.1 million in Dolphin Notes it issued is paid in full.

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
●	Is priced under five dollars;
●	Is not traded on a national stock exchange, the Nasdaq National Market or the Nasdaq SmallCap Market;
●

Is issued by a company that has less than $5 million dollars in net tangible assets (if it has been in continuous operation for less than three years) or has less than $2 million dollars in net tangible assets (if it has been in continuous operation for at least three years); and

●	Is issued by a company that has average revenues of less than $6 million for the past three years.

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
●

Certain broker-dealers who recommend our common stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

●

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

●	In connection with the execution of any transaction involving our common stock, certain broker dealers must deliver to certain purchasers the following:
●	Bid and offer price quotes and volume information;
●	The broker-dealer's compensation for the trade;
●	The compensation received by certain salespersons for the trade;
●	Monthly account statements; and
●	A written statement of the customer's financial situation and investment goals.

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

Item 4.      Controls and Procedures

      (a)      Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective.

      (b)      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

[	TABLE OF CONTENTS	]

PART II - OTHER INFORMATION

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

Item 2.      Changes in Securities and Use of Proceeds

      VitalStream Merger Contingent Shares. Pursuant to the VitalStream Merger Agreement, the former holders of VitalStream common stock are entitled to receive additional shares of VitalStream Holdings common stock upon the occurrence, or non-occurrence of certain events following the closing of the VitalStream merger. These events, and the number of shares issuable to former VitalStream shareholders, include:

●

a number of shares of VitalStream Holdings common stock, up to a maximum of 1,318,488, equal to the product of (a) 3 multiplied by (b) .8789907 multiplied by, (c) the amount by which $500,000 exceeds the fair market value of the cash or other property received by VitalStream Holdings upon any disposition(s) of VitalStream Holding's equity interest in Nex2, Inc. that occur on or before April 23, 2003.

●

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

      The above-described issuances of our shares of common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and Section 4(2) of the Securities Act, based upon the following: (a) at the time of the investment decision, each of the VitalStream shareholders represented and warranted to us that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and/or had such background, sophistication, education, and experience in financial and business matters as to be able (alone, or together with a purchaser representative) to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and each of the former VitalStream shareholders represented and warranted that he was acquiring the securities for his own account and not with an intent to distribute such securities; (c) the former VitalStream shareholders were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) each former VitalStream shareholder acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

      Epoch Asset Purchase Contingent Shares. Pursuant to the Asset Purchase Agreement with Epoch, on or about January 15, 2003, VitalStream Holdings issued to Epoch a number of shares of common stock of VitalStream Holdings constituting 12.5% of the outstanding shares of common stock of VitalStream Holdings on January 15, 2003 (3,498,419 shares), subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream shareholders under the contingent share provisions of the Merger Agreement. Consistent with these adjustment provisions, as a result of the 2,452,393 shares of common stock issued to former shareholders of VitalStream described above, a total of 350,341 shares of common stock of VitalStream Holdings were issued to Epoch in May 2003, representing 188,355 shares for the Nex2 contingency and 161,986 shares for the options contingency.

      The above-described issuance of our shares of common stock to Epoch were effected in reliance upon the exemption for sales of securities not involving a public offering set forth in Section 4(2) of the Securities Act, based upon the following: (a) each purchaser represented and warranted to us, at the time of the investment decision, that it had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) each purchaser was represented by capable legal counsel and other professional advisors, (c) there was no public offering or general solicitation with respect to the offering, and each purchaser represented and warranted that its was acquiring the securities for its own account and not with an intent to distribute such securities; (d) each purchaser was provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (e) each purchaser acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (f) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) See Exhibit Index following the Signature and Certification pages.

(b) Reports on Form 8-K On May 12, 2003, the Company filed a Current Report on Form 8-K in which it announced its earnings for the fiscal quarter ended March 31, 2003.

[	TABLE OF CONTENTS	]

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

August 12, 2003	By:	/s/ Paul Summers

Date		Paul Summers, President & Chief Executive Officer

August 12, 2003	By:	/s/ Philip N. Kaplan

Date		Philip N. Kaplan, Chief Operating Officer

August 12, 2003	By:	/s/ Kevin D. Herzog

Date		Kevin D. Herzog, Chief Financial Officer (Principal Accounting Officer)

[	TABLE OF CONTENTS	]

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on June 30, 2003, File No. 0-17020

3.6	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on June 30, 2003, File No. 0-17020

10.1	Factoring and Security Agreements, both dated June 30, 2003 with Alliance Bank	Filed herewith

10.2	Security Agreement dated June 30, 2003 with Dolphin Communications Fund II, LP and Dolphin Parallel Fund II, LP	Filed herewith

10.3

Letter agreement dated May 13, 2003 with Netifice Communications Inc.

[Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]

Filed herewith

10.4

Service order form dated May 21, 2003 with Verio Inc.

[Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]

Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

Exhibit 31.1

CERTIFICATION

I, Paul S. Summers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VitalStream Holdings, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003
/s/ Paul S. Summers

Paul S. Summers
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Kevin D. Herzog, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VitalStream Holdings, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003
/s/ Kevin D. Herzog

Kevin D. Herzog
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of VitalStream Holdings, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul S. Summers, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Paul S. Summers
_____________________________
Paul S. Summers
President and Chief Executive Officer
August 12, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of VitalStream Holdings, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin D. Herzog, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kevin D. Herzog
______________________________
Kevin D. Herzog
Chief Financial Officer
August 12, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

      The Company's adjusted EBITDA (earnings/loss from continuing operations, excluding interest income (expense), income taxes, depreciation and amortization), was a loss of $71,021 for the quarter ended June 30, 2003 and a loss of $68,004 for the six months ended June 30, 2003 compared with a loss of $368,683 for the quarter ended June 30, 2002 and a loss of $783,829 for the six months ended June 30, 2002. The decrease in the adjusted EBITDA loss was primarily due to significant increases in our revenue base coupled with only modest increases in our expense structure. Adjusted EBITDA is not a measure used in financial statements reported in accordance with generally accepted accounting principals, does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. Adjusted EBITDA should not be considered as an alternative to net loss or net cash used in operating activities. The Company's calculation of adjusted EBITDA may not be comparable to the computation of similarly titled measures of other companies.

      We use adjusted EBITDA as a measure of our operating performance. In addition, we believe that adjusted EBITDA may be useful to existing and potential creditors, and to any analysts and investors that follow our performance, because it is one measure of the income generated that is available to service debt and capital leases.

      The Company's net loss from continuing operations was a loss of $255,988 for the quarter ended June 30, 2003 and a loss of $423,362 for the six months ended June 30, 2003 compared with a loss of $621,524 for the quarter ended June 30, 2002 and a loss of $1,201,376 for the six months ended June 30, 2002. Reconciliation of net loss from continuing operations to adjusted EBITDA is as follows:

	For the quarter ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Loss from continuing operations	$(255,988)	$(621,524)	$(423,362)	$(1,201,376)
Depreciation and amortization	144,233	125,340	280,309	239,236
Interest expense (income), net	38,334	11,901	70,806	26,711
Income tax expense	2,400	1,600	2,400	1,600
Amortization of non-cash compensation expense	-	114,000	-	150,000

Adjusted EBITDA	$(71,021)	$(368,683)	$(69,847)	$(783,829)

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

      The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of June 30, 2003:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contract Type	Total	07/01/03-06/30/04	07/01/04-06/30/06	07/01/06-06/30/08	After 06/30/08

Operating leases	$ 45,340	$ 30,415	$ 14,925	$ --	$ --
Capital leases	399,558	250,288	149,270	--	--
Office leases	2,589,413	487,358	1,004,363	833,644	264,048
Contractual service agreements	1,646,502	1,124,256	522,246	--	--

Total contractual obligations	$4,680,813	$1,892,317	1,690,804	$833,644	$264,048

      As of June 30, 2003, the Company had $195,686 in cash and cash equivalents. This represents a decrease of $41,825 compared to December 31, 2002. Cash used during the six-months ended June 30, 2003 includes approximately $321,178 used in operations, as well as $245,672 used in investing activities and $525,025 provided by financing activities. Of the $525,025 of cash provided by financing activities, $691,000 represents cash received from the proceeds of the Dolphin Notes with a principal amount of $691,000 issued on January 16, 2003 to Dolphin (see the subsection entitled "Certain Factors" below for information on such transaction.). The $165,975 difference between the $691,000 of cash received and the $525,025 of cash provided by financing activities represents payments on capital leases.

      We anticipate making capital expenditures between $150,000 and $300,000 during the remainder of calendar 2003, generally for data center equipment, customer servers and related software. During the prior quarter, we obtained an equipment lease line of credit in the amount of $250,000 from a financing company. As of June 30, 2003, we had used $27,275 of the $250,000 available on such lease line of credit.

      On June 30, 2003 we obtained two accounts receivable factoring lines of credit with Alliance Bank that allow us to sell up to an aggregate of $1,000,000 in accounts receivable to the bank, thereby immediately monetizing a large non-cash asset. We anticipate that this factoring line will provide us with between $200,000 and $300,000 of cash between now and the end of the calendar year.

      We expect that the cash that we have at June 30, 2003, together with recurring operating revenues and the cash to be advanced from our AR factoring line, should be sufficient to meet our current and future obligations until the time that the Company can sustain itself on its own internally-generated cash flow. However, we are currently actively evaluating various debt and equity financing alternatives that might be available to us, the proceeds of which would be used for working capital and general corporate requirements. If, for whatever reason our cash on hand at June 30, 2003 is not sufficient, we would need to obtain such additional debt or equity financing. If we are unable to obtain additional financing at a reasonable cost, or at all, we could make some cuts in our expense model to the point where we would be break-even from an operating cash flow perspective. By making these cuts, we would be able to continue operating the business; however, such actions would slow our growth and could have a material adverse effect on future operations and financial results.

      As previously mentioned, although we believe that our cash reserves at June 30, 2003 should be adequate (particularly in light of our option to modify the expense structure of the business to achieve a break-even cash flow level), certain events, including the following, may cause those cash balances to be insufficient:
●	If we are unable to continue to obtain equipment lease financing on terms agreeable to us, or at all;
●	If we incur a substantial loss of our customer or revenue base;
●

If we were to experience an unexpected increase in regulatory requirements, legal claims, investigations or other private or governmental actions requiring the expenditure of substantial legal and/or other fees;

●	If our company, our regional economy or the national economy were to experience an unexpected disaster or other catastrophic event; or
●	If we are unable to make enough cuts in the expense structure to get the business to a break-even cash flow level;
●	If, after making the necessary expense cuts to get the business to break-even level, the business is not sustainable with the remaining personnel or infrastructure.

      If any of these, or a combination of any of these were to occur, our available cash balances at June 30, 2003 might not be sufficient, and in that event, we would need to obtain additional debt or equity financing. There can be no assurance that we would be able to obtain additional debt or equity financing on terms that would be agreeable to us, or at all. See also the risks discussed in "Certain Factors" below.

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

      VitalStream, Inc. (the primary operating subsidiary of VitalStream Holdings) was founded in March 2000 and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. VitalStream Holdings has experienced net losses in each quarter since inception, with net losses of $6.36 million from inception until June 30, 2003. Although we have projected that we will begin generating positive cash flow from operations during 2003, such projections are based on the assumption that our revenue will continue to grow at the same rate it has grown over the last several months, that we will retain substantially all of our customers (including those acquired from Epoch) and that we will incur no unanticipated or extraordinary expenses. Competition for new customers in our business is intense, and our revenue may not continue to grow at its current rate, or at all. In addition, we may incur extraordinary expenses in connection with additional acquisition transactions, expansion of our facilities or other events for which we have not budgeted. If our revenue does not continue to grow at its current rate, we are unable to retain our existing customers or if we incur significant unanticipated or extraordinary expenses, we may not achieve positive cash flow when projected, or at all.

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
●

Content providers may be unwilling to broadcast over the Internet because of issues such as protecting copyrights, royalty payments to artists and publishers, illegal copying and distribution of data, and other intellectual property right issues.

●

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

We have pledged substantially all of our assets to secure a factoring agreement and the Dolphin Notes.

      We have pledged substantially all of our assets to secure repayment of the Factoring and Security Agreement, dated June 30, 2003, we entered into with Alliance Bank, pursuant to which we may sell certain of our accounts receivable to the bank and make periodic interest payments to the bank in respect of the face amount of the sold receivables that are outstanding during such period In addition, in order to be able to grant a security interest to Alliance Bank, we were required under the restrictive covenants related to the Dolphin Notes to enter into a Security Agreement, dated June 30, 2003, with Dolphin granting Dolphin a security interest in substantially all of our assets other than our accounts receivable in order to Secure the Dolphin Notes. These security agreements afford the bank and Dolphin rights and remedies that are commonly provided a secured creditor. Accordingly, if we default under our Factoring and Security Agreement or the Dolphin Notes, among the alternative remedies available to the secured parties is immediate seizure and disposition of all pledged assets.

We have acquired certain assets and customers associated with the hosting and colocation business of Epoch in exchange for cash and the issuance of VitalStream Holdings common stock. Such acquisition involves, among other risks, the following risks:

●

Dilution: Under the Asset Purchase Agreement with Epoch, we have issued to Epoch 3,848,760 shares of common stock, which number is subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream, Inc. shareholders under the contingent share provisions of the Agreement and Plan of Merger dated February 13, 2002 (the "VitalStream Merger Agreement") related to our merger with VitalStream, Inc. If the VitalStream, Inc. shareholders receive all shares issuable under the contingent share provisions of the VitalStream Merger Agreement (and assuming that 30% of the revenues used to reach certain earnout targets are from Epoch customers), the number of shares issuable to Epoch under the Asset Purchase Agreement would increase by 2,636,972 shares to a total of 6,485,732 shares of VitalStream Holdings common stock.

●

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

●

Retention of Customers: The primary "asset" we acquired from Epoch is the recurring revenue from its hosting and colocation customers. Many of the customer agreements we have assumed are terminable by the customer with little advanced notice. During this transition period, numerous customers may terminate their use of our services, and a number of them have already done so. If such customers do terminate, we may have little or no recourse against such customers or Epoch.

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

      Pursuant to an Amended and Restated Note Purchase Agreement dated January 16, 2003 with Dolphin (the "Note Purchase Agreement"), in exchange for $1.1 million in cash from Dolphin, we issued to Dolphin $1.1 million in Dolphin Notes and related warrants to purchase our common stock, signed an investor rights agreement and a registration agreement and agreed to take certain other actions. The consummation of such transaction involves, among other risks, the following risks:

●

Dilution: The Dolphin Notes are convertible into 13.2% of the outstanding shares of common stock of VitalStream Holdings on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition, subject to adjustment to avoid dilution from shares of common stock of VitalStream Holdings that may be issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement with VitalStream and that may be issued to Epoch pursuant to the Asset Purchase Agreement with Epoch. The warrants issued to Dolphin permit the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VitalStream Holdings as of immediately after the close of the Epoch acquisition, subject to adjustment on the same terms as the Dolphin Notes, at an exercise price of $.34 per share during a three-year term. Presently, the Dolphin Notes are convertible into 4,682,363 shares of VitalStream Holdings common stock and the related warrants are exercisable for 842,825 shares of VitalStream Holdings common stock. If the VitalStream shareholders receive all shares issuable under the contingent share provisions of the VitalStream Merger Agreement (and assuming that 30% of the revenues used to reach certain earnout targets are from Epoch customers), the number of shares issuable to the holders of the Dolphin Notes would increase by 1,971,922 shares to a total of 6,654,285 shares of VitalStream Holdings common stock, and the number of shares subject to the related warrants would increase by 354,946 shares to a total of 1,197,771 shares of VitalStream Holdings common stock.

●

Restrictive Covenants: The Note Purchase Agreement contains various restrictive covenants limiting the ability of VitalStream Holdings to engage in significant financing, acquisition, disposition, and other transactions without the consent of the holders of the Dolphin Notes. Such restrictive covenants may limit our ability to expand in accordance with our business plans if we are unable to obtain any necessary consents from the holders of the Dolphin Notes or if such covenants are used by the holders of the Dolphin Notes to obtain special concessions from VitalStream Holdings.

We may be unable to obtain capital necessary to continue operations and fuel growth.

      Our business plan contemplates continued expansion of our operations in the foreseeable future. In addition, we presently experience negative cash flow from operations. If we are to continue our operations and grow as contemplated, of which there can be no assurance, we will need to seek additional funding from the capital markets. We expect to fund our future capital requirements, if any, through existing resources, sales of our services and debt or equity financings.

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

      Our current and future competitors in Internet broadcasting may include other digital content delivery providers, Internet broadcast network specialty providers and alternative access providers such as various cable television companies, direct broadcast satellite, DSL, wireless communications providers and other established media companies. Many of these competitors have greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources, than we do. As a result, our competitors may be able to:
●	deploy new media-related products and services more quickly;
●	develop and expand their communications and network infrastructures more quickly;
●	adapt more swiftly to new or emerging technologies and changes in customer requirements;
●	take advantage of acquisition and other opportunities more readily; and
●	devote greater resources to the marketing and sales of their products.

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

      Our current and future competitors in hosting and colocation may include other Internet hosting, colocation and access businesses, including such major providers as Cable & Wireless and Qwest, and essentially any other participant in the Internet industry. Many of these competitors have greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources, than we do. As a result, our competitors may be able to:
●	offer less expensive hosting, colocation and related services as a result of a lower cost structure or otherwise;
●	adapt more swiftly to new or emerging technologies and changes in customer requirements;
●	offer bundles of related services that we are unable to offer;
●	take advantage of acquisition and other opportunities more readily; and
●	devote greater resources to the marketing and sales of their services.

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
●

We and our users may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others or as a result of disruptions in the services, particularly bandwidth, from our providers.

●

Unauthorized access may jeopardize the security of confidential information stored in our computer systems and our customers' computer systems, which may result in liability to our customers and also may deter potential customers.

●	We may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information.