Form 10-Q/A
period 2003-06-30
VITALSTREAM HOLDINGS INC
filed 2003-08-14
CIK 789851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	001-10013	87-0429944

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

             As of August 12, 2003 the registrant had 30,858,392 Common Shares outstanding.

             This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being filed in order to revise Part II, Item 6. "Exhibits and Reports on Form 8-K" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Form 10-Q") in order to add Exhibits 10.1, 10.2, 10.3 and 10.4, which were inadvertently omitted form the Form 10-Q filed with the SEC on August 12, 2003.

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

VitalStream Holdings, Inc.

August 14, 2003	By:	/s/ Paul Summers

Date	Paul Summers, President & Chief Executive Officer

August 14, 2003	By:	/s/ Philip N. Kaplan

Date	Philip N. Kaplan, Chief Operating Officer

August 14, 2003	By:	/s/ Kevin D. Herzog

Date	Kevin D. Herzog, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on June 30, 2003, File No. 0-17020
3.6	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on June 30, 2003, File No. 0-17020
10.1	Factoring and Security Agreement dated June 30, 2003 with Alliance Bank	Filed herewith
10.2	Security Agreement dated June 30, 2003 with Dolphin Communications Fund II, LP and Dolphin Parallel Fund II, LP	Filed herewith
10.3

Letter agreement dated May 13, 2003 with Netifice Communications Inc.

[Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]

Filed herewith
10.4

Letter agreement dated May 21, 2003 with Verio, Inc.

[Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]

Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 12, 2003, File No. 0-17020
32.2	Section 906 Certification of Chief Financial Officer	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 12, 2003, File No. 0-17020

Exhibit 31.1

CERTIFICATION
I, Paul S. Summers, certify that:
1.	I have reviewed this quarterly report on Form 10-Q, as amended by this Amendment No. 1 on Form 10-Q/A of VitalStream Holdings, Inc.;

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

4.

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

Date:  August 14, 2003

/s/  Paul S. Summers

Paul S. Summers
Chief Executive Officer

Exhibit 31.2

CERTIFICATION
I, Kevin D. Herzog, certify that:
1.	I have reviewed this quarterly report on Form 10-Q, as amended by this Amendment No. 1 on Form 10-Q/A of VitalStream Holdings, Inc.;

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

Date:   August 14, 2003

/s/  Kevin D. Herzog
 Kevin D. Herzog
Chief Financial Officer