Form 10-Q
period 2003-09-30
VITALSTREAM HOLDINGS INC
filed 2003-11-14
CIK 789851

[	TABLE OF CONTENTS	]

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	001-10013	87-0429944

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

              Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

              As of November 13, 2003 the registrant had 31,258,392 Common Shares outstanding.

[	COVER	]

[	TABLE OF CONTENTS	]

PART I   -   FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

ASSETS
	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)

Current assets:
Cash	$1,077,842	$237,511
Accounts receivable, net of allowance for doubtful accounts of $22,312 and $40,258 at September 30, 2003 and December 31, 2002, respectively	449,362	397,284
Prepaid expenses	205,594	158,363
Other current assets	109,344	69,746

Total current assets	1,842,142	862,904

Fixed assets, net	887,814	809,060

Goodwill	1,444,452	961,900
Restricted Cash	300,730	-
Loan costs, note 6	216,934	92,969
Deposit for Epoch assets	-	101,653
Other assets	45,509	37,633

TOTAL ASSETS	$4,737,581	$2,866,119

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$742,866	$794,180
Accrued compensation	211,474	134,180
Current portion of capital lease obligations	212,973	197,871
Factor borrowing payable	120,222	-
Accrued expenses	360,476	302,085

Total current liabilities	1,648,011	1,428,316

Capital lease obligations	194,790	139,839
Notes payable, Note 6	1,127,726	409,000

	1,322,516	548,839

Commitments and contingencies, Note 3

Shareholders' equity:
Series A preferred stock; par value $0.001; authorized shares, 1,000; issued and outstanding shares, 900 and 0 at September 30, 2003 and December 31, 2002, respectively, Note 5	1	-

Series B preferred stock; par value $0.001; authorized shares, 1,100; issued and outstanding shares, 0 and 0 at September 30, 2003 and December 31, 2002, respectively, Note 5	-	-

Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding shares, 31,158,392 and 24,488,933 at September 30, 2003 and December 31, 2002, respectively, Note 4	31,158	24,489

Additional paid-in capital	8,276,574	6,806,018
Accumulated deficit	(6,540,679)	(5,941,543)

Total shareholders' equity	1,767,054	888,964

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,737,581	$2,866,119

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTER AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue, Note 2	$1,779,137	$1,061,723	$5,229,105	$2,566,044
Cost of revenue	783,210	531,766	2,296,035	1,275,710

Gross Profit	995,927	529,957	2,933,070	1,290,334

Research & development	84,608	61,547	255,660	196,693
Sales & marketing	446,851	361,017	1,394,579	1,152,012
General & administrative	613,478	635,194	1,828,363	1,758,001

Operating Loss	(149,010)	(527,801)	(545,532)	(1,816,372)
Other income (expense):
Interest expense	(43,570)	(12,786)	(114,376)	(39,497)
Income tax expense	-	-	(2,400)	(1,600)
Loss on disposal of fixed assets	-	-	(4,738)	-
Other income	16,806	1,926	67,910	117,432

Net other income (expense)	(26,764)	(10,860)	(53,604)	76,335

Net Loss	$(175,774)	$(538,661)	$(599,136)	$(1,740,037)

Basic and diluted net loss per common share, Note 2	$(0.01)	$(0.02)	$(0.02)	$(0.10)

Shares used in computing basic and diluted net loss per common share, Note 2	30,926,870	22,364,443	29,145,531	16,576,420

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)

	Nine Months Ended September 30,

	2003	2002

OPERATING ACTIVITIES
NET LOSS	$(599,136)	$(1,740,037)
Adjustments to net loss:
Depreciation/amortization	434,174	520,252
Loss on disposal of fixed assets	4,738	11,327
Other	-	(8,908)
Changes in operating assets & liabilities:
Accounts receivable (net)	(52,079)	(139,271)
Prepaid expenses	(51,608)	(68,934)
Other assets	(58,951)	22,007
Accounts payable	(31,497)	306,694
Accrued compensation	77,294	(87,763)
Accrued expenses	(91,889)	167,014

TOTAL CASH USED IN OPERATIONS	(368,954)	(1,017,619)

INVESTING ACTIVITIES
Additions to property & equipment	(63,689)	(150,000)
Sale of equipment on account	-	2,890
Proceeds from sale of equipment	4,000	6,713
Payments on purchase of assets from Epoch	(200,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(259,689)	(140,897)

FINANCING ACTIVITIES
Payments on notes payable	-	(20,000)
Payments on notes payable to officer	-	(12,550)
Payments on capital leases	(267,248)	(129,447)
Proceeds from issuance of stock for Sensar Corp.	-	1,114,806
Proceeds from sale of Series A preferred stock	900,000	-
Proceeds from exercise of stock options	75,000	60,181
Payments on costs associated with the issuance of stock	(50,000)	(268,513)
Proceeds from note payable	691,000	-
Advances from Sensar Corp.	-	500,000
Proceeds from factor, net	120,222	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,468,974	1,244,477

NET INCREASE IN CASH	840,331	85,961
Cash at the beginning of the period	237,511	134,196

Cash at the end of the period	$1,077,842	$220,157

Supplementary disclosure of cash paid during the period for:
Interest	$87,681	$43,127
Income taxes	$2,400	$1,600
Equipment acquired under capital leases	$337,601	$254,076

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

          Basis of Presentation -- This report on Form 10-Q (Form "10-Q") for the quarter ended September 30, 2003 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

          The consolidated financial statements include the accounts of VitalStream Holdings, Inc. and its wholly-owned subsidiaries, VitalStream, Inc. and VitalStream Broadcasting Corporation ("VitalStream Broadcasting"). The Company also had other subsidiaries that were inactive in the third quarter of 2003. All material intercompany accounts and transactions have been eliminated.

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

          Basic and Diluted Income (Loss) Per Share -- Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the shares that would be issued upon the exercise of all outstanding stock options, warrants and convertible securities. Potential common shares have not been included in the calculation of weighted average shares used for the calculation of the diluted earnings per share, as their inclusion would have an anti-dilutive effect.

          Debt restructuring - The Company accounted for its debt restructuring in accordance with SFAS No. 14, Accounting by Debtors and Creditors for Troubled Debt Restructuring. In accordance with this statement, the effects of the modifications of the terms of the notes payable are recognized prospectively, and do not change the carrying amount of the payable at the date of the restructuring.

3.	LEGAL MATTERS

          In August 2003 a former customer of Epoch Networks, Inc. that became a customer of VitalStream Broadcasting as a result of the transactions made pursuant to the Asset Purchase Agreement (as defined in Note 4, below), filed suit against VitalStream, Inc. alleging breach of contract and other causes of action. Plaintiff seeks damages of $21,000 for certain expenses allegedly incurred to date, unspecified consequential damages as result of lost data and customers, and unspecified punitive damages for alleged wrongful conduct. The Company believes that it has meritorious defenses to the claims made in the suit, and intends to vigorously defend the suit, bring certain counterclaims against plaintiff and seek indemnity from certain third parties. The Company cannot estimate the likelihood or range of possible loss for this matter at this time. No loss contingency has been accrued with respect to this matter.

          The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management, that such litigation and claims will be resolved without a material adverse effect on the Company's financial position.

4.	COMMON STOCK TRANSACTIONS

          As a result of the VitalStream Merger, all of the outstanding shares of VitalStream capital stock were converted into the right to receive an aggregate of 15,228,521 shares of VHI common stock. In addition, pursuant to the VitalStream Merger Agreement, the former VitalStream shareholders were entitled to receive additional "contingent" shares of VHI common stock upon the occurrence of certain events. As of September 30, 2003, all such events have occurred or failed to occur, resulting in the issuance of an aggregate of an additional 4,210,374 shares of VHI common stock and an increase in the number of shares subject to options held by former VitalStream employees of 1,319,096 shares of common stock. There are no provisions of the VitalStream Merger Agreement that could require the issuance of additional shares in connection with the VitalStream Merger.

          During the quarter ended March 31, 2003, options to purchase 200,000 common shares of the Company were issued to one of its directors. The options were issued under the Company's 2001 Stock Incentive Plan, with a per share exercise price of $0.26, the closing price of the stock on the date of the grant. During the quarter ended June 30, 2003, options to purchase an aggregate of 426,500 common shares of the Company were issued to one of its officers and to several employees. The options were issued under the Company's 2001 Stock Incentive Plan, with a per share exercise price ranging between $0.20 and $0.30, the closing price of the stock on the date of the grants.

          During the quarter ended September 30, 2003, options to purchase an aggregate of 455,000 common shares of the Company were issued to one of its officers, to a consultant and to several employees. The options were issued under the Company's 2001 Stock Incentive Plan, with a per share exercise price ranging between $0.35 and $0.40, the closing price of the stock on the date of the grants Pro forma information as if the fair market value based method had been applied to all awards is not presented because the effect would be immaterial.

          Two former executives of the Company requested that the Company adjust the exercise price of their respective stock options because they alleged that certain transactions in connection with the Asset Purchase Agreement and the Old Dolphin Notes (as defined in Note 6 below) triggered the anti-dilution provision of their respective stock option agreements with the Company. While the Company believed that such events did not trigger the anti-dilution provision, VitalStream settled each of the claims by entering into an Amendment to Stock Option and Release Agreement with each individual in late August 2003 pursuant to which they agreed to delete the anti-dilution provision from their respective option agreements and to exercise a certain number of options prior to September 3, 2003 and December 31, 2003, and the Company reduced the exercise price on other options that they held, contingent on both exercises having occurred by such dates. The anti-dilution provision is of no further force and effect, regardless of whether the options are exercised by such dates. The applicable option exercises have resulted in additional cash proceeds to the Company of approximately $75,000 and may result in an additional $75,000 in proceeds by December 31, 2003.

          As of January 15, 2003, VHI and its wholly-owned subsidiary VitalStream Broadcasting, entered into an Amended and Restated Asset Purchase Agreement (the "Asset Purchase Agreement") with Epoch Networks, Inc. and Epoch Hosting, Inc. (collectively, "Epoch") pursuant to which VitalStream Broadcasting acquired the rights of Epoch under their hosting and colocation contracts, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center and a certificate of deposit for $300,000 (which serves as collateral on an assumed operating lease). As consideration for such assets, VHI paid to Epoch Hosting $200,000 in cash and issued a number of shares of common stock of VHI constituting 12.5% of the outstanding shares of common stock of VHI on the closing date (3,498,419 shares).

          VHI issued to Epoch 350,341 shares of VHI common stock during the quarter ended June 30, 2003 as a result of shares that were issued to the former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement.

5.	PREFERRED STOCK TRANSACTIONS

          On September 30, 2003, the Company entered into a Securities Exchange and Purchase Agreement dated September 30, 2003 (the "Purchase Agreement") among the Company, Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P. and their affiliates (collectively, "Dolphin") and certain members of the Company's management team. Pursuant to the Purchase Agreement, at the same time as the note exchange described in Note 6 below, Dolphin purchased $550,000 in shares of 2003 Series A Preferred Stock ("Series A Preferred") and associated warrants at a purchase price of $1,000 per unit, with each unit comprised of one share of Series A Preferred and a warrant (an "Additional Warrant") to purchase 833⅓ shares of common stock at an exercise price of $0.30 per share during a three year term. Certain members of the Company's executive management team purchased $350,000 in the Series A Preferred and Additional Warrants on the same terms. Each share of Series A Preferred has a liquidation value of $1,000. Dividends accrue on the liquidation value of the Series A Preferred, and on accrued but unpaid dividends, at the rate of 7% per annum until January 15, 2006; after that date, dividends do not accrue. Dividends are payable when, as and if determined by the Company's Board of Directors, except payment is required in connection with a conversion of the Series A Preferred to common stock (in cash or common stock, at the election of the Company) or redemption (in cash). The liquidation value of each share of Series A Preferred is convertible into common stock at the rate of $0.235 per share, subject to weighted average adjustment for future issuances below conversion price. Shares of Series A Preferred are redeemable at the option of the Company at any time after September 30, 2009. The Company must redeem the Series A Preferred in connection with a change of control transaction. The redemption price of each share of Series A Preferred is the liquidation value plus accrued but unpaid dividends with respect to such share. Shares of Series A Preferred vote with the common stock on an as converted basis. The shares of Series A Preferred contain various restrictive covenants related to the future operations of the Company.

6.	NOTES PAYABLE AND DEBT RESTRUCTURING

          Prior to September 30, 2003, the Company issued $1.1 million in 10% Convertible Promissory Notes held by Dolphin (the "Old Dolphin Notes"). Pursuant to the Purchase Agreement described in Note 5 above, the Company and Dolphin exchanged the Old Dolphin Notes for $1.1 million in 7% Convertible Promissory Notes (the "Dolphin Notes") with different terms than the Old Dolphin Notes and amended various agreements and covenants associated with the Old Dolphin Notes. The Dolphin Notes mature on the earlier to occur of (a) January 15, 2025, or (b) consummation of a change of control transaction meeting certain criteria. (The Old Dolphin Notes matured on the earlier to occur of January 15, 2006 or the consummation of an asset sale.) Interest accrues on the outstanding principal amount, and accrued interest, under the Dolphin Notes at the rate of 7% per annum and is compounded monthly. (Under the Old Dolphin Notes, interest accrued on outstanding principal at the rate of 10% per annum without compounding.) Interest on the Dolphin Notes accrues until January 15, 2006; after that date, interest does not accrue. Approximately $27,000 of accrued but unpaid interest under the Old Dolphin Notes was converted into accrued interest under the Dolphin Notes. Under the Old Dolphin Notes, interest was payable in cash at the end of each calendar quarter or, to the extent not converted to common stock at the election of the holder, upon conversion of the principal amount of the Old Dolphin Note into common stock. Under the Dolphin Notes, quarterly interest payments are not required; interest is payable in cash at maturity, or in cash or common stock (at the Company's election) upon conversion of the principal amount of the Dolphin Notes into common stock. If a Dolphin Note is converted into 2003 Series B Preferred Stock ("Series B Preferred"), the interest becomes an accrued dividend. As with the Old Dolphin Notes, the principal amount of the Dolphin Notes is convertible into common stock at a rate of $.2349 per share or into any subsequently issued preferred stock at a rate equal to the sale price of such preferred stock. The Dolphin Notes are also convertible into Series B Preferred at a rate of 1 share per $1,000 principal amount. The terms of the Series B Preferred closely mirror the terms of the Series A Preferred described in Note 5 above. The terms of the Dolphin Notes require the holder to convert into Series B Preferred or common stock if the common stock has become listed on an exchange or NASDAQ or if, upon conversion, as a result of converting the Dolphin Notes (debt) into Series B Preferred or common stock (shareholders' equity), the Company's common stock would qualify for listing on an exchange or NASDAQ. Like the Old Dolphin Notes, the Dolphin Notes are initially not prepayable unless the Company meets certain debt/equity ratio and current ratio tests and pays a 10% premium. The Dolphin Notes are prepayable after October 2006 without limitation and without a premium. The Dolphin Notes contain various restrictive covenants related to future operation of the Company and are secured by an Amended and Restated Security Agreement. Pursuant to the Amended and Restated Security Agreement, the Company granted Dolphin a security interest in all of its assets (other than accounts receivable) until the earlier to occur of the date the Dolphin Notes are paid in full or the date the security interest the Company granted to Alliance Bank in connection with its accounts receivable financing is terminated.

          In addition, in connection with the exchange of the Old Dolphin Notes for Dolphin Notes, the warrants to purchase common stock (the "Old Warrants") issued to Dolphin in connection with their purchase of the Old Dolphin Notes were exchanged for Amended and Restated Warrants (the "New Warrants"). The New Warrants have an exercise price of $0.30 per share, compared to $0.34 per share under the Old Warrants, expire on September 30, 2006, compared to January 15, 2006 for the Old Warrants, and, like the Old Warrants, permit the holder to purchase a formula-determined number of shares of common stock (currently 842,825 shares). The value of the new warrants is $123,895, and additional legal fees of $44,078 brought the total loan costs to $216,934, which will be amortized over the life of the notes payable. The new effective discounted interest rate, resulting from the troubled debt restructuring is approximately 1.75%. The modifications of the terms of the note qualify as a "Troubled Debt Restructuring" under GAAP because, due to the financial condition of the Company, Dolphin granted concessions that it would not otherwise consider. These concessions helped alleviate the burden of the Company's near-term cash requirements.

7.	OTHER AGREEMENTS

          On June 30, 2003, the company obtained two accounts receivable factoring lines of credit with Alliance Bank that allow the company to sell up to an aggregate of $1,000,000 in accounts receivable to the bank. Pursuant to certain provisions of the Factoring and Security Agreements ("Factoring Agreements"), the bank will advance between 60% and 80% of the face amount of the invoice, at interest rates ranging from 13 1/2% to 15 1/2%. The company has pledged substantially all of its assets to secure repayment of the factoring lines of credit. The Factoring Agreements automatically renew at the end of one year unless terminated earlier by either party. In order to be able to grant a security interest to Alliance Bank, the company was required under the restrictive covenants related to the Dolphin Notes to enter into an Amended and Restated Security Agreement with Dolphin granting Dolphin a security interest in substantially all of our assets other than our accounts receivable in order to secure the Dolphin Notes.

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

The following discussion summarizes the material changes in our financial condition between December 31, 2002 and September 30, 2003 and the material changes in our results of operations and financial condition between the three-month and nine-month periods ended September 30, 2003 and 2002, respectively. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

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

●

Revenue Recognition. Revenues from continuing operations are primarily generated from fees for streaming media services, web hosting, and managed services. Streaming media service fees, which typically consist of both fixed monthly and/or usage-based components, are recognized as the service is provided. Web hosting and managed services fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided. Service contracts are generally for periods ranging from one to 24 months and typically require payment at the beginning of each month.

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

          The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	For the three months ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.0	50.1	43.9	49.7

Gross Profit	56.0	49.9	56.1	50.3

Operating expenses:
Research & development	4.8	5.8	4.9	7.7
Sales & marketing	25.1	34.0	26.7	44.9
General & administrative	34.5	59.8	35.0	68.5

Operating Loss	(8.4)	(49.7)	(10.4)	(70.8)
Interest income (expense)	(2.4)	(1.2)	(2.2)	(1.5)
Income tax expense	-	-	-	(0.1)
Loss on disposal of fixed assets	-	-	(0.1)	-
Other income (expense)	0.9	0.2	1.3	4.6

Net other income (expense)	(1.5)	(1.0)	(1.0)	3.0

Net Loss	(9.9)%	(50.7)%	(11.5)%	(67.8)%

Quarter ended September 30, 2003 Compared to Quarter ended September 30, 2002

          Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware. Revenues increased from $1,061,723 for the quarter ended September 30, 2002, to $1,779,137 for the quarter ended September 30, 2003, an increase of 67.6%. This increase reflects approximately $412,420 in additional revenue resulting from the acquisition of the hosting and colocation businesses of Epoch, as well as additional revenue from the addition of a significant number of new customers and the increase in average per-customer service utilization within the installed base. We expect revenue to continue to grow into 2004 as we expand and improve productivity within our sales force, ramp up channel partnerships, increase our marketing efforts, gain greater market recognition from potential customers and release our new MediaConsole Pro technology platform. A significant portion of our revenue growth comes from increasing service to existing customers, and we expect this to contribute to our revenue growth as we continue through 2003 with a much greater customer base than we had in 2002. However, we expect the majority of our revenue growth to come from new customers.

          Cost of Revenue. Cost of revenue consists primarily of access charges from local exchange carriers, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $531,766 for the quarter ended September 30, 2002, to $783,210 for the quarter ended September 30, 2003. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue from our organic revenue base between the two quarters, as well as the cost of additional traffic resulting from the acquisition of the hosting and colocation businesses of Epoch. The decrease in the cost of revenue as a percent of revenue between the two quarters, from 50.1% of revenue to 44.0% of revenue represents economies of scale in purchasing bandwidth, network monitoring equipment and servers. Management expects that additional cost savings will result as we achieve even greater economies of scale in our purchasing of bandwidth, as we are able to more efficiently distribute bandwidth amongst carriers and as we then spread these costs over an increasing customer base.

          Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased $23,061 from $61,547 for the quarter ended September 30, 2002, to $84,608 for the quarter ended September 30, 2003. As a percentage of revenue, research and development decreased from 5.8% of revenue for the quarter ended September 30, 2002 to 4.8% of revenue for the quarter ended September 30, 2003. The absolute increase in cost reflects the cost of additional development personnel. We expect research and development expense to remain relatively constant in absolute dollars during the remainder of 2003 as we release our next generation MediaConsole Pro technology platform. We expect research and development expense to increase in absolute dollars and to remain relatively fixed as a percentage of revenue in 2004 as we continue to develop additional technology related to our core product offering.

          Sales and Marketing. Sales and marketing expense consists primarily of marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales & marketing expense increased from $361,017 for the quarter ended September 30, 2002 to $446,851 for the quarter ended September 30, 2003. Although sales & marketing expense increased between the two periods, as a percentage of revenue it decreased from 34.0% for the quarter ended September 30, 2002 to 25.1% of revenue for the quarter ended September 30, 2003. This decrease as a percentage of revenue reflects improved marketing efficiencies obtained from targeted strategic marketing efforts combined with improved productivity within our sales force. As a result of the Epoch acquisition, our sales and marketing costs have increased slightly in absolute terms as additional customer support personnel were added to handle the increased customer base and to staff the second data center on a 24x7 basis. Overall, we expect sales and marketing expense to increase incrementally both in absolute terms as a percentage of revenue through the balance of 2003 and into the first half of 2004 as we expand our sales force and invest a portion of our anticipated revenue growth into sales and marketing.

          General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense decreased from $635,194 for the quarter ended September 30, 2002 to $613,478 for the quarter ended September 30, 2003. The absolute decrease in the expense during the quarter ended September 30, 2003 is due primarily to decreased outside legal expense as a result of hiring in-house legal counsel and as a result of much of the Epoch transaction costs falling into the 2002 quarter. This decrease in legal expense was partially offset by the incremental addition of general and administrative personnel. General and administrative expense as a percentage of revenue also decreased from 59.8% of revenue for the quarter ended September 30, 2002 to 34.5% of revenue for the quarter ended September 30, 2003. This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed.

          Net Interest Expense. Net interest expense increased from $12,786 for the quarter ended September 30, 2002 to $43,570 for the quarter ended September 30, 2003. The increase in net interest expense primarily reflects interest on the $1,100,000 in Convertible Promissory Notes (the "Old Dolphin Notes") we issued to Dolphin Communications Fund II, LP and Dolphin Parallel Fund II, LP (collectively, "Dolphin") in November 2002 and January 2003, as well as increased interest payments on new capital leases that started after September 30, 2002. Starting July 1, 2003, interest from the Dolphin Notes is no longer paid out quarterly in cash, but instead accrues through January 15, 2006 and remains unpaid until the earlier to occur of January 15, 2025 or consummation of a change in control transaction that meets certain criteria (see herein "CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," Note 6).

          Net Loss. Our net loss decreased from $538,661 for the quarter ended September 30, 2002 to $175,774 for the quarter ended September 30, 2003. Our net loss decreased due to the approximately $465,970 increase in gross profit between the two quarters, while our non-cost of sales operating expenses increased only approximately $87,000 during that same period. We expect our net loss to decrease substantially starting in 2004 as our revenue base expands, fixed costs remain relatively constant and our per unit cost of service decreases.

Nine-months ended September 30, 2003 Compared to nine-months ended September 30, 2002

          Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware. Revenues increased from $2,566,044 for the nine months ended September 30, 2002, to $5,229,105 for the nine months ended September 30, 2003, an increase of 103.8%. This increase reflects approximately $1,479,751 in additional revenue resulting from the acquisition of the hosting and colocation businesses of Epoch, as well as additional revenue from the addition of a significant number of new customers and the increase in average per-customer service utilization within the installed base, partially offset by higher than expected turnover of colocation clients acquired from Epoch in the first six months of the year.

          Cost of Revenue. Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $1,275,710 for the nine months ended September 30, 2002, to $2,296,035 for the nine months ended September 30, 2003. The increased cost in absolute dollars primarily reflects the cost of additional traffic resulting from the acquisition of the hosting and colocation businesses of Epoch as well as the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue from our own organic revenue base between the two nine-month periods.

          Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased $58,967 from $196,693 for the nine months ended September 30, 2002, to $255,660 for the nine months ended September 30, 2003. As a percentage of revenue, research and development decreased from 7.7% of revenue for the nine months ended September 30, 2002 to 4.9% of revenue for the nine months ended September 30, 2003. The absolute increase in cost reflects the cost of additional development personnel.

          Sales and Marketing. Sales and marketing expense consists primarily of marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales & marketing expense increased from $1,152,012 for the nine months ended September 30, 2002 to $1,394,579 for the nine months ended September 30, 2003. Although sales & marketing expense increased between the two periods, as a percentage of revenue it decreased from 44.9% of revenue for the nine months ended September 30, 2002 to 26.7% of revenue for the nine months ended September 30, 2003. This decrease as a percentage of revenue reflects improved marketing efficiencies obtained from targeted strategic marketing efforts combined with improved productivity within our sales force. As a result of the Epoch acquisition, our sales and marketing costs have increased slightly in absolute terms as additional customer support personnel were added to handle the increased customer base and to staff the acquired Los Angeles data center on a 24x7 basis.

          General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,758,001 for the nine months ended September 30, 2002 to $1,828,368 for the nine months ended September 30, 2003. The relative increase in the expense during the nine months ended September 30, 2003 is due primarily to the incremental addition of general and administrative personnel. General and administrative expense as a percentage of revenue however, decreased from 68.5% of revenue for the nine months ended September 30, 2002 to 35.0% of revenue for the nine months ended September 30, 2003. This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed.

          Net Interest Expense. Net interest expense increased from $39,497 for the nine months ended September 30, 2002 to $114,376 for the nine months ended September 30, 2003. The increase in net interest expense primarily reflects interest on the Old Dolphin Notes, which were added during November 2002 and January 2003, as well as increased interest payments on new capital leases that started after September 30, 2002. Starting July 1, 2003, interest from the Dolphin Notes is no longer paid out quarterly in cash, but instead accrues through January 15, 2006 and remains unpaid until the earlier to occur of January 15, 2025 or consummation of a change in control transaction that meets certain criteria (see herein "CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," Note 6).

          Net Loss. Our net loss decreased from $1,740,037 for the nine months ended September 30, 2002 to $599,136 for the nine months ended September 30, 2003. Our net loss decreased due to the approximately $1.643 million increase in gross profit between the two nine-months periods, while our non-cost of sales operating expenses increased only approximately $371,000 during that same period.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

          The Company's EBITDA (earnings/loss from continuing operations, excluding interest income (expense), income taxes, depreciation and amortization), was a gain of $21,664 for the quarter ended September 30, 2003 and a loss of $48,186 for the nine months ended September 30, 2003 compared with a loss of $394,859 for the quarter ended September 30, 2002 and a loss of $1,178,688 for the nine months ended September 30, 2002. The decrease in the EBITDA loss was primarily due to significant increases in our revenue base coupled with only modest increases in our expense structure. EBITDA is not a measure used in financial statements reported in accordance with generally accepted accounting principals, does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities. The Company's calculation of EBITDA may not be comparable to the computation of similarly titled measures of other companies.

          We use EBITDA as a measure of our operating performance. We believe that EBITDA may be useful to existing and potential creditors, and to any analysts and investors that follow our performance, because it is one measure of the income generated that is available to service debt and capital leases. In addition, our ability to prepay the $1.1 million in 7% Convertible Promissory Notes issued to Dolphin on September 30, 2003 is contingent upon, among other things, our debt to EBITDA ratio being less than or equal to two.

          The Company's net loss from continuing operations was a loss of $175,774 for the quarter ended September 30, 2003 and a loss of $599,136 for the nine months ended September 30, 2003 compared with a loss of $538,661 for the quarter ended September 30, 2002 and a loss of $1,740,037 for the nine months ended September 30, 2002. Reconciliation of net loss from continuing operations to EBITDA is as follows:

	For the quarter ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2002

Loss from continuing operations	$(175,774)	$(538,661)	$(599,136)	$(1,740,037)
Depreciation and amortization	153,868	131,016	434,174	370,252
Interest expense (income), net	43,570	12,786	114,376	39,497
Income tax expense	-	-	2,400	1,600
Amortization of non-cash compensation expense	-	-	-	150,000

EBITDA	$21,664	$(394,859)	$(48,186)	$(1,178,688)

Liquidity and Capital Resources

          RevenueOn January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement About Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Commission regarding disclosure that should be considered by registrants. Disclosure matters addressed by the release are liquidity and capital resources including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value, and effects of transactions with related and certain other parties. The following table sets forth the information in a format described in the release with regard to disclosures about contractual obligations and commercial commitments.

          RevenueThe following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of September 30, 2003:

		Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	10/01/03-09/30/04	10/01/04-09/30/06	10/01/06-09/30/08	After 09/30/08

Operating leases	$36,272	$18,123	$18,149	$-	$-
Capital leases	472,612	259,404	213,208	-	-
Office leases	2,543,828	499,646	1,071,972	807,624	164,586
Contractual service agreements	1,362,448	986,626	375,822	-	-

Total contractual obligations	$4,415,159	$1,763,799	$1,679,150	$807,624	$164,586

          As of September 30, 2003, the Company had $1,077,842 in cash and cash equivalents. This represents an increase of $840,331 compared to December 31, 2002. Cash used during the nine-months ended September 30, 2003 includes approximately $368,954 used in operations, as well as $259,689 used in investing activities and $1,468,974 provided by financing activities. Of the $1,468,974 of cash provided by financing activities, $691,000 represents cash received from the proceeds of the Old Dolphin Notes with a principal amount of $691,000 issued on January 16, 2003 to Dolphin, $900,000 represents proceeds received from the issuance of shares of Series A Preferred Stock described in the following paragraph, $75,000 represents proceeds received from the exercise of stock options, and $120,222 represents proceeds from our factoring relationship with Alliance Bank for a total of $1,786,222. The $317,248 difference between the $1,786,222 of cash received and the $1,468,974 of cash provided by financing activities represents payments on capital leases and payment of legal fees for the issuance of the Preferred Stock and the note restructure described below.

          On September 30, 2003, we entered into a Securities Exchange and Purchase Agreement (the "Purchase Agreement") with Dolphin and certain members of our management team. Pursuant to the Purchase Agreement, at the same time as the note exchange described in the following paragraph, Dolphin purchased $550,000 in shares of 2003 Series A Preferred Stock ("Series A Preferred") and associated warrants at a purchase price of $1,000 per unit, with each unit comprised of one share of Series A Preferred and a warrant (an "Additional Warrant") to purchase 833⅓ shares of common stock at an exercise price of $0.30 per share during a three year term. Certain members of the Company's executive management team purchased $350,000 in the Series A Preferred and Additional Warrants on the same terms. Information about the specific terms of the Series A Preferred is set forth in, and related material agreements are attached to, our Current Report on Form 8-K filed with the SEC on October 14, 2003.

          Prior to September 30, 2003, the Company had issued $1.1 million in Old Dolphin Notes. Pursuant to the Purchase Agreement, the Company and Dolphin exchanged the Old Dolphin Notes for $1.1 million in 7% Convertible Promissory Notes (the "Dolphin Notes") with different terms than the Old Dolphin Notes and amended various agreements and covenants associated with the Old Dolphin Notes. Interest accrues on the Dolphin Notes at the rate of 7% per annum, compounded monthly, and is payable in cash at maturity, or in cash or common stock (at the Company's election) upon conversion of the principal amount of the Dolphin Notes into common stock. The Dolphin Notes mature on September 30, 2026 or upon the occurrence of a change of control meeting certain conditions. Additional Information about the specific terms of the Dolphin Notes is set forth in, and related material agreements are attached to, our Current Report on Form 8-K filed with the SEC on October 14, 2003.

          We anticipate making capital expenditures of between $100,000 and $150,000 during the remainder of calendar 2003, generally for data center equipment, customer servers and related software. During the second quarter of 2003, we obtained an equipment lease line of credit in the amount of $250,000 from a financing company. As of September 30, 2003, we had used $27,275 of the $250,000 available on such lease line of credit.

          During the second quarter of 2003 we obtained two accounts receivable factoring lines of credit with Alliance Bank that allow us to sell up to an aggregate of $1,000,000 in accounts receivable to the bank, thereby immediately monetizing a large non-cash asset. As of September 30, 2003 we had used $120,222 of that facility.

          Subject to the contingencies in the following paragraph, we expect that the cash that we have at September 30, 2003, together with recurring operating revenues and the cash to be advanced from our AR factoring line, should be sufficient to meet our current and future obligations until the time that the Company can sustain itself on its own internally-generated cash flow. If, for whatever reason our cash on hand at September 30, 2003 is not sufficient, we would need to obtain additional debt or equity financing. If we are unable to obtain additional financing at a reasonable cost, or at all, we could probably make some cuts in our expense model to the point where we would be break-even from an operating cash flow perspective. By making these cuts, we would be able to continue operating the business; however, such actions would slow our growth and could have a material adverse effect on future operations and financial results.

          As previously mentioned, although we believe that our cash reserves at September 30, 2003 should be adequate (particularly in light of our option to modify the expense structure of the business to achieve a break-even cash flow level), certain events, including the following, may cause those cash balances to be insufficient:
●	If we are unable to continue to obtain equipment lease financing on terms agreeable to us, or at all;
●	If we incur a substantial loss of our customer or revenue base;
●

If we were to experience an unexpected increase in regulatory requirements, legal claims, investigations or other private or governmental actions requiring the expenditure of substantial legal and/or other fees;

●	If our company, our regional economy or the national economy were to experience an unexpected disaster or other catastrophic event;
●	If we are unable to make enough cuts in the expense structure to get the business to a break-even cash flow level or elected not to make such cuts;
●	If we choose to enter into additional acquisition transactions; or
●	If, after making the necessary expense cuts to get the business to break-even level, the business is not sustainable with the remaining personnel or infrastructure.

          If any of these, or a combination of any of these were to occur, our available cash balances at September 30, 2003 might not be sufficient, and in that event, we would need to obtain additional debt or equity financing. There can be no assurance that we would be able to obtain additional debt or equity financing on terms that would be agreeable to us, or at all. See also the risks discussed in "Certain Factors" below.

Recently Issued Accounting Standards

          In December 2002, the FASB issued SFAS no. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No, 123, "Accounting for Stock-Based Compensation". SFAS 148 providers alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosures provisions are effective for the current period.

          Pro forma information regarding net loss and loss per share has not been presented because the effect of the employee stock option grants is immaterial.

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

          VitalStream, Inc. (the primary operating subsidiary of VitalStream Holdings) was founded in March 2000 and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. VitalStream Holdings has experienced net losses in each quarter since inception, with net losses of $6,540,679 million from inception until September 30, 2003. Although we have projected that we will begin generating positive cash flow from operations during 2004, such projections are based on the assumption that our revenue will continue to grow, that we will retain substantially all of our customers (including those acquired from Epoch) and that we will incur no unanticipated or extraordinary expenses. Competition for new customers in our business is intense, and our revenue may not continue to grow at its current rate, or at all. In addition, we may incur extraordinary expenses in connection with additional acquisition or financing transactions, expansion of our facilities or other events for which we have not budgeted. If our revenue does not continue to grow, we are unable to retain our existing customers or if we incur significant unanticipated or extraordinary expenses, we may not achieve positive cash flow when projected, or at all.

          In addition, because of non-cash expenses such as depreciation and amortization, even if we reach positive cash flow from operations, we will not have reached financial statement profitability. Achieving financial statement profitability would require additional growth in our revenues in such an amount that the additional gross profit from those additional revenues would be sufficient to cover the non-cash expenses. We can provide no assurance that we will ever become profitable.

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

          If the market for Internet broadcasting services does not continue to develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

We have pledged substantially all of our assets to secure a factoring agreement and the Dolphin Notes.

          We have pledged substantially all of our assets to secure repayment of the Factoring and Security Agreement, dated June 30, 2003, we entered into with Alliance Bank, pursuant to which we may sell certain of our accounts receivable to the bank and make periodic interest payments to the bank in respect of the face amount of the sold receivables that are outstanding during such period In addition, in order to be able to grant a security interest to Alliance Bank, we were required under the restrictive covenants related to the Dolphin Notes to enter into a security agreement with Dolphin granting Dolphin a security interest in substantially all of our assets other than our accounts receivable in order to Secure the Dolphin Notes. These security agreements afford the bank and Dolphin rights and remedies that are commonly provided a secured creditor. Accordingly, if we default under our Factoring and Security Agreement or the Dolphin Notes, the secured parties may, subject to laws restricting the remedies of creditors, immediately seize and dispose of all pledged assets.

We may incur additional liabilities as a result of our acquisition of certain assets and customers associated with the hosting and colocation business of Epoch.

          In January 2003, we acquired certain assets and customers of Epoch Hosting, Inc. and its affiliates in exchange for cash and VitalStream Holdings common stock. Although we have agreed to assume only specified liabilities of Epoch, as a result of our acquiring substantially all of the assets related to the hosting and colocation businesses of Epoch, we may be compelled (under equitable doctrines or for other reasons) to assume various unknown liabilities of Epoch or liabilities that we did not expressly agree to assume, including various tax, environmental, and retirement plan liabilities. In addition, during a transition period following our acquisition of the Epoch assets, affiliates of Epoch and theirs successors provided hosting, colocation, billing and other services on our behalf. To the extent they failed to provide such services in accordance with the terms of governing agreements and industry standards, we may be liable for damages arising from their actions or omissions, subject to certain indemnity obligations they may have regarding any such damages.

We may be unable to manage significant growth.

          In order to successfully implement our business strategy, we must establish and achieve substantial growth in our customer base through sales, through business acquisitions or a combination thereof. If achieved, significant growth would place significant demands on our management and systems of financial and internal controls, and will almost certainly require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. Moreover, significant growth would require an increase in the number of our personnel, particularly sales and marketing, customer service and technical personnel. The market for such personnel remains highly competitive, and we may not be able to attract and retain the qualified personnel required by our business strategy. Further, if successful in attracting new customers, we may outgrow our present facilities and/or network capacity, placing additional strains on our management in trying to locate and manage multiple locations and to scale our network.

There are numerous risks associated with having Dolphin as a significant creditor and shareholder.

          Pursuant to the Purchase Agreement with Dolphin and certain members of our management team, on September 30, 2003, Dolphin purchased $550,000 in shares of Series A Preferred and Additional Warrants at a purchase price of $1,000 per unit, with each unit comprised of one share of Series A Preferred and an Additional Warrant to purchase 833⅓ shares of common stock at an exercise price of $0.30 per share during a three year term. In addition, following the note exchange contemplated by the Purchase Agreement, Dolphin continues to hold $1.1 million in Dolphin Notes (convertible into approximately 4,682,363 shares of common stock) and associated warrants to purchase approximately 842,825 shares of common stock and to be the beneficiary of restrictive covenants set forth in the Dolphin Notes. Affiliates of Dolphin beneficially own the shares of common stock we issued to Epoch Hosting, Inc. in January 2003 in connection with our acquisition of the hosting and colocation business of Epoch. As a result of such transaction, Dolphin presently has control over 6,284,725 votes in connection with the election of directors and other matters, constituting 17.96% of the voting power of VitalStream Holdings. In addition, if all of the Dolphin Notes, Amended Warrants and Additional Warrants held by Dolphin were converted or exercised for common stock, Dolphin would possess or control 13,094,421 votes in connection with the election of directors and other matters, constituting 32.49% of the voting power of VitalStream Holdings following such conversions or exercises. As a result of its stock holdings and certain restrictive covenants, Dolphin may be able to block, or extract concessions or special benefits in connection with, various transactions, including, with certain exceptions, any future debt, preferred stock, merger, or asset sale transactions.

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

          Our operations are dependent upon our ability to protect our network infrastructure against damage from natural disasters, such as fire, earthquakes and floods, as well as power loss, telecommunications failures and similar events. Most of our network and computer equipment, including components critical to our operations, are currently concentrated in three locations in California, which in the recent past has experienced threatened power shortages. The remainder of our equipment is in a third-party data center located in Ashburn, Virginia. The occurrence of a natural disaster or other unanticipated system or power failures could cause interruptions in the services we provide. Although we provide backup power solutions, power failures or the lack of expansion power within our location could cause interruptions in our service. Additionally, failure of one or several of our telecommunications providers to provide the data communications capacity we require as a result of natural disasters, operational disruptions or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

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

          Our common stock is quoted on the NASDAQ OTC Bulletin Board. During 2001 NASDAQ had announced plans to discontinue the OTC Bulletin Board and replace it with the BBX, a new electronic market system which would allow for surveillance and for trading halts. They planned minimum corporate governance standards plus defined listing standards compliant with the Sarbanes-Oxley Act of 2002. In June 2003, however, NASDAQ announced it was discontinuing plans for the BBX. The volume of trading in our common stock is limited and thus susceptible to being dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders and may increase or decrease significantly because of buying or selling by a single shareholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or to obtain a fair price for our common stock in the market.

Our stock price is volatile and subject to manipulation.

          The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

●	Intentional manipulation of our stock price by existing or future shareholders;
●	A single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
●	Announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors;
●

The adoption or amendment of governmental regulations and similar developments in the United States and abroad that may affect our products, financial markets in which our stock trades or financial markets generally;

●	Disputes relating to patents or other significant intellectual property rights;
●	Publicity regarding actual or potential results relating to products under development by us or a competitor;
●	Delays in product development;
●	Slow acceptance of our products in new or existing markets; and
●	Economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

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

          During the third quarter, we issued 900 shares of Series A Preferred in connection with the Purchase Agreement, and the principal amount outstanding under the Dolphin Notes is convertible into 1,100 shares of Series B Preferred. (See Note 5 to the CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in Part I of this report, and Item 2 in Part II of this report, for additional details regarding the Series A and Series B Preferred.)

We have not declared any dividends with respect to our common stock.

          We have not declared any dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future. In addition, pursuant to the terms of the Purchase Agreement, VitalStream Holdings is prohibited from paying any dividends until restrictive covenants associated with the Dolphin Notes expire.

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

          Our common stock has a trading price below five dollars; our common stock is not trading on an exchange or NASDAQ; we have average historical revenues of less than $6 million; depending upon how governing rules are interpreted, we may not have been in continuous operation for more than three years; and we have less than $5 million dollars in net tangible assets. Accordingly, we believe that our common stock may be a "penny stock." At any time our common stock qualifies as a penny stock, the following requirements, among others, will generally apply:
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

          (a)          Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective.

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

          In August 2003 a former customer of Epoch Networks, Inc. that became a customer of VitalStream Broadcasting as a result of the transactions made pursuant to the Asset Purchase Agreement (as defined in Note 4, below), filed suit against VitalStream, Inc. alleging breach of contract and other causes of action. Plaintiff seeks damages of $21,000 for certain expenses allegedly incurred to date, unspecified consequential damages as result of lost data and customers, and unspecified punitive damages for alleged wrongful conduct. The Company believes that it has meritorious defenses to the claims made in the suit, and intends to vigorously defend the suit, bring certain counterclaims against plaintiff and seek indemnity from certain third parties. The Company cannot estimate the likelihood or range of possible loss for this matter at this time. No loss contingency has been accrued with respect to this matter.

          The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management, that such litigation and claims will be resolved without a material adverse effect on the Company's financial position.
Item 2.	Changes in Securities and Use of Proceeds

Private Placement of Securities

          On September 30, 2003, the Company entered into the Purchase Agreement among the Company, Dolphin and certain members of the Company's management team. Pursuant to the Purchase Agreement, Dolphin purchased $550,000 in shares of 2003 Series A Preferred and Additional Warrants at a purchase price of $1,000 per unit, with each unit comprised of one share of Series A Preferred and an Additional Warrant to purchase 833⅓ shares of common stock at an exercise price of $0.30 per share during a three year term. Certain members of the Company's executive management team purchased $350,000 in the Series A Preferred and Additional Warrants on the same terms. In addition, pursuant to the Purchase Agreement, the Company and Dolphin exchanged the $1.1 million in Old Dolphin Notes outstanding on September 30, 2003 for $1.1 million in Dolphin Notes with different terms than the Old Dolphin Notes and amended various agreements and covenants associated with the Old Dolphin Notes. As part of the note exchange, the Old Warrants issued to Dolphin in connection with their purchase of the Old Dolphin Notes were exchanged for the New Warrants. The New Warrants have an exercise price of $0.30 per share, compared to $0.34 per share under the Old Warrants, expire on September 30, 2006, compared to January 15, 2006 for the Old Warrants, and, like the Old Warrants, permit the holder to purchase a formula-determined number of shares of common stock (currently 842,825 shares).

          The above-described issuances of the Series A Preferred, Additional Warrants, Dolphin Notes, and New Warrants and related transactions were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and Section 4(2) of the Securities Act, based upon the following: (a) each purchaser represented and warranted to us that, at the time of the investment decision, such purchaser was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) Dolphin was represented by capable legal counsel and other professional advisors; (c) there was no public offering or general solicitation with respect to the offering, and each purchaser represented and warranted that its was acquiring the securities for its own account and not with an intent to distribute such securities; (d) each purchaser was provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (e) each purchaser acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (f) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Limitations or Qualifications on Our Common Stock

          The terms of the Dolphin Notes and the Certificate of Designation establishing the Series A Preferred and the Series B Preferred (the "Certificate of Designation") contain provisions prohibiting the Company, absent consent from the holders of such securities, from directly or indirectly declaring or paying any dividends or making any distributions upon any shares of capital stock of the Company, other than the Series B Preferred or Series A Preferred, at any time (i) any Dolphin Notes, shares of Series A Preferred or Series B Preferred remain outstanding, and (ii) Dolphin and its affiliates beneficially own ten (10) percent or more of the outstanding common stock as a result of specified securities acquired from the Company. In addition, pursuant to the Certificate of Designation, if the Company declares or pays any dividends upon its common stock, it is required to simultaneously declare and pay an equivalent dividend on outstanding shares of Series A Preferred and Series B Preferred (with equivalency being based upon the number of shares into which the shares of Series A Preferred and Series B Preferred are convertible).

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) See Exhibit Index following the Signature and Certification pages.

(b) Reports on Form 8-K. On August 12, 2003, the Company filed a Current Report on Form 8-K containing an earnings release related to the fiscal quarter ended June 30, 2003.

[	TABLE OF CONTENTS	]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

November 13, 2003	By:	/s/ Paul Summers

Date	Paul Summers, President & Chief Executive Officer

November 13, 2003	By:	/s/ Philip N. Kaplan

Date	Philip N. Kaplan, Chief Operating Officer

November 13, 2003	By:	/s/ Patrick Deane

Date	Patrick Deane, Controller (Principal Accounting Officer)

[	TABLE OF CONTENTS	]

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

3.6	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on June 30, 2003, File No. 0-17020

4.1	Articles of Incorporation, as amended to include the Certificate of Designation Establishing the Series A Preferred Stock and Series B Preferred Stock	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.2	Form of Warrant (Amended and Restated)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.3	Form of Warrant (Additional Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.4	Form of Amended and Restated Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.1	Securities Exchange and Purchase Agreement dated as of September 30, 2003	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.2	Amended and Restated Investor Rights Agreement	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.3	Amended and Restated Registration Agreement	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.4	Amended and Restated Security Agreement	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.5	Amended and Restated Guaranty	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.6	Service Order Form with Verio, Inc. [Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]	Filed herewith

10.7

Service Order Form with Wiltel Communications
[Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]

Filed herewith

10.8	Amendment to Stock Option and Release Agreement, dated August 28, 2003.	Filed herewith

10.9	Amendment to Stock Option and Release Agreement, dated August 28, 2003.	Filed herewith

10.10	Third Amendment to Lease, dated August 21, 2003.	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Principal Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Principal Financial Officer	Filed herewith