Form 10-K
period 2003-12-31
VITALSTREAM HOLDINGS INC
filed 2004-03-30
CIK 789851

[	TABLE OF CONTENTS	]

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission File No. 0-17020

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada		87-0429944

(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)

One Jenner, Suite 100 Irvine, California 92618 (949) 743-2000

(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act: N/A

Title of Class

Common Stock, $.001 par value

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
YES ☐    NO ☒

As of March 15, 2004, there were 32,263,746 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding. The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2003 was approximately $4,656,183, computed using the closing sale price of $0.25 per share for the Registrant's common stock on June 30, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement on Schedule 14A for the Registrant's 2004 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

[	COVER	]

TABLE OF CONTENTS

[	TABLE OF CONTENTS	]

PART I

ITEM 1.   BUSINESS

This report on Form 10-K (this "Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Persons considering purchasing or selling shares of our common stock are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors that May Affect Future Results" beginning on page 10 and elsewhere in this Report. The reader is also encouraged to review our other filings with the Securities and Exchange Commission describing other factors that may affect our future results.

Overview

VitalStream Holdings, Inc. provides products and services that allow companies to broadcast video, audio and other related digital media over the Internet. Specifically, we provide content delivery network services such as streaming, hosting, and related products and services that allow clients to outsource their digital broadcasting needs. Streaming is an efficient method of broadcasting video, audio and other media over the Internet. Hosting is the business of storing and serving computer files for Web sites, and providing a high-speed connection to the Internet. We offer hosting services that are accompanied by extensive support services, which we collectively refer to as managed services. We provide streaming, hosting, and other related services to companies in a variety of industries; however, we focus our marketing efforts toward media and entertainment companies, advertising agencies, radio stations, Internet gaming companies, companies needing online training or webcasting, and other businesses that create and have a need to electronically distribute their digital media.

We believe that as a result of recent advances in streaming technology and anticipated growth in the number of people using broadband Internet connections, the Internet will become a widely used medium for distributing and receiving audio and video content. Consumer applications for streaming include movies and movie trailers, music samples, interactive television, news clips, online video games, pay-per-view music, theater, sports and other events. Business applications center on communications to customers, employees, and partners over the Internet or through the use of Intranets, including employee training, sales calls, delivery of rich media advertising messages, product launches, press and other video conferencing and presentations.

VitalStream is uniquely positioned as a rich media integrator Internet content delivery network, which according to Giga Research in a February 2004 report, "is the third segment of Internet content delivery networks (others being IP-transport Internet content delivery networks and Middleware Internet content delivery networks respectively), pioneered by VitalStream, addressing a concern frequently cited by companies regarding deploying streaming media solutions on the Internet: It is comparatively difficult to manage the whole production and deployment process because it involves a number of departments inside the corporation as well as the Internet content delivery network provider. VitalStream offers a service that brings together all of the hardware, software and services necessary to enable customers to deliver rich media content solutions in an integrated fashion."

One of our primary technologies is MediaConsole(R). MediaConsole allows our customers to stream audio and video content to listeners and viewers without requiring the content to be fully downloaded before listening or viewing. It also allows our customers to manage their media, by video clip or media package. They are able to determine when content will be available for broadcast over the Internet, insert advertising into the content and charge listeners and viewers via numerous business rules including pay-per-view. MediaConsole(R) real-time reporting enables customers to better understand the behavior (viewing or listening habits) of their audience and view reports by domain, media package and individual file.

Target Markets

Numerous companies use the Internet to broadcast content to a geographically dispersed audience. These companies need sophisticated Internet digital media delivery solutions. The conversion of audio and video content into a streaming media format that can be distributed electronically is a technologically and artistically complex process. Selecting the equipment, the software and the distribution model appropriate for certain streaming applications requires technical expertise that most content owners do not have. In addition, constructing and maintaining the server network infrastructure and the broadband connectivity to the Internet on a stand-alone basis is costly and may distract the content owner from its core business. Our business is to provide these customers with an end-to-end solution.

Many businesses could use our streaming, managed services and hosting products and services. The market for content delivery services, and specifically streaming, is growing rapidly, and numerous companies are using streaming technology for everything from in-house training, online rich media advertising to international product demonstrations and worldwide distribution of movie trailers and branded products.

Although the potential market for our services is broad, we currently focus our marketing efforts on industries for which industry analysts anticipate growth in the use of the content delivery services we provide. These industries include the following:

Video and Entertainment

Video and entertainment companies include, but are not limited to, movie studios, filmmakers, news broadcasters, talk shows, and sports broadcasters. We help these companies encode and broadcast movie trailers, full-length films, pay-per-view movies, news clips and live broadcasts. Our MediaConsole(R) technology permits our customers to track the number of their viewers, to manage their customer subscriptions and to track their pay-per-view fees.

According to July 2003 research conducted by Arbitron/Edison Media Research, from January 2000 to early 2003, an average of 8% of all Americans watched some form of Internet video in the past month. By July 2003, the monthly Internet video audience grew to 12% of all Americans. Movie trailers and music videos were the most watched types of online video programming. According to a February 2004 report published by Accustream Research, total video streams viewed in 2003 were 7.87 billion. Of the video streams, music videos captured 33% viewing share, followed by news at 28% and sports at 17%.

Online Advertising, Advertising Agencies and Rich Media

Rich media advertising is online advertising technologically enhanced with movement, sound or video. Traditional print and television advertising is expensive and targets broad demographic groups. Online advertising can be more cost effective and has the ability to narrowly target an audience or have a broad reach. Unlike print and television advertising, rich media can deliver instant, detailed feedback, ranging from how many seconds PC users spent viewing an ad, what they clicked to next and how many unique visitors viewed the ad. Rich media also can provide a call to action, getting users to submit demographic data in real time, by completing a form, or making an online purchase.

As more companies incorporate online advertising into their media plans, advertising agencies will need to offer a complete solution to their clients. Agencies will need a reliable content delivery network partner to stream the rich media ads over the Internet. VitalStream can provide the necessary products and services to help advertising agencies broadcast the rich media ads they create to their clients' audience.

In December 2003 The Interactive Advertising Bureau (IAB) and PricewaterhouseCoopers (PwC) stated that Internet advertising totaled an estimated $1.745 billion in the third quarter of 2003, the highest total revenues reported since Q3 2001 ($1.773 billion). A study by eMarketer estimated that US online advertising will reach $8.6 billion in 2005 and $9.9 billion in 2007.

According to a report from Jupiter Research in September 2003, rich media specifically, will account for 11 percent of online ad spending in 2004, with streaming making up 4 percent. In 2005, rich media is projected to represent 15 percent of online ad spending, with streaming making up 6 percent.

DoubleClick reported in February 2004, rich media as a percent of all Internet ads served accounted for nearly 40% in Q4 2003, up 60% from Q4 2002 and confirmed that rich media continues to display stronger conversion rates than non-rich media. It also generates higher rates of post-impression activity per impression (1.11% vs. .54% for non-rich media) and post impression sales per those activities of 2.30% vs. 1.47%.

Music and Radio

Radio stations use streaming technology to expand the reach of their broadcast. By streaming their programming over the Internet, they make it available to a wider audience. This allows stations to provide sponsors and advertisers access to demographics unreachable by conventional broadcast signals. In addition, musicians, record companies and online music retailers use streaming technology to permit potential customers to listen to short samples of their music prior to purchasing a song or CD.

The use of the Internet for radio listening and other music streaming appears to be growing. According to research as of July 2003 reported by Arbitron/Edison Media Research, four in ten Americans have listened to Internet radio, and listening to radio stations online has increased 500% in five years. In 1998, only 6% of Americans had ever listened to online rebroadcasts of over-the-air radio programs. As of July 2003, 33% have listened to online rebroadcasts of radio programs.

Other types of music streaming include the use of paid online music services, which usually feature streamed music samples. According to comScore Media Metrix this form of music is growing, while the use of peer-to-peer file share is decreasing. For example, in November 2003, 3.2 million Americans visited Napster.com, which re-launched as a paid online music service in late October 2003. Apple's iTunes, which expanded to serve Windows-based PC users in mid-October 2003, drew 2.7 million such visitors in November 2003. By contrast, comScore found that usage of each of the four peer-to-peer file applications sampled - KaZaa, WinMX, BearShare and Grokster, all decreased in visitors in November 2003 versus November 2002.

Internet Gaming

Internet gaming companies develop or sell various types of video games. Using streaming technology, players of online video games can interact with other players over the Internet and download new scenes and levels. Gaming over the Internet is becoming increasing popular and gaming companies are putting significant resources into developing and selling Internet games.

According to a Juniper Networks report published in December 2003, over 145 million people in American play interactive games on a regular basis. Projections for the online gaming community generally forecast positive growth, but vary as to the rate of growth. Analysis from a January 2003 Jupiter Research report estimates that online PC game subscriptions were $600.7 million in 2003, and projects that subscriptions will grow to more than $1.513 billion by 2006.

Education

Educational institutions include universities, community colleges, and other educational organizations. Most of these institutions are equipped with broadband connections and have Internet savvy students. By using streaming technology, these institutions can broadcast prerecorded audio and video or broadcast live lectures, allowing students to take courses at their convenience.

Other Businesses That Broadcast Digital Media

Companies are increasingly using electronic communications to operate faster and more efficiently. Companies can reduce travel costs by using streaming technology to hold meetings and to deliver internal communications. Additional uses of streaming in the business include online advertising, online trade shows, press conferences, employee training and product demonstrations.

Products and Services

General

We focus on providing customized products and services allowing companies to tailor the way they encode, broadcast, manage, and track the content they are delivering over the Internet. Our key products and services are as follows:

MediaConsole(R)

Our proprietary streaming and Website management software is called MediaConsole(R). MediaConsole allows our customers to continuously broadcast audio and video content to listeners and viewers without requiring the content to be downloaded before listening or viewing. MediaConsole allows our customers to:

●	Charge listeners and viewers using numerous business rules;
●	View detailed audience reports in near real-time;
●	Set when content will be available for broadcast over the Internet;
●	Insert advertising and branding into the content;
●	Use Web pages that surround movies with custom graphics and advertisements to attract and interact with prospective audience members; and
●	Use "point-and-click" features to manage the streaming process.

A customer using MediaConsole can request a number of additional features without needing to contact our customer service representatives. This automation allows us to minimize personnel costs. Customers typically commit to a monthly fee for streaming services, based on the volume and complexity of their specific solution. Customers using both our streaming and our hosting services can use MediaConsole to perform Web site management tasks such as traffic reporting, e-mail account setup, e-mail forwarding, and Web-based e-mail access.

Flash Video Streaming Service powered by VitalStream

Powered by Macromedia(R) Flash Communication Server MX and built on the VitalStream content delivery network, the Macromedia Flash Video Streaming Service (FVSS) powered by VitalStream is the quickest and easiest way to deploy Flash video on a high-performance, reliable network.

This new way of delivering video on demand is fast, easy and reliable, giving our customers the opportunity to utilize their existing Macromedia Flash environment, streamlining their workflow. FVSS offers sophisticated tracking and reporting capabilities and permits the user is able to upload files to our streaming network without having to set up and maintain video servers. With the VitalStream high-performance network, built-in load balancing insures the clients' videos will scale to accommodate the heaviest traffic. Additionally, the geographically dispersed deployment and full redundancy insures the video streams will always be available.

Managed Hosting Services

Hosting is the storing and serving of computer files for Internet delivery. We provide server hardware, bandwidth and continuous system administration, including server and network monitoring, reporting, ongoing maintenance, security and backup. We charge a fixed monthly fee for standard hosting services.

Our hosting customers provide and manage their application software on our network. We provide and maintain the server hardware, operating system, rack space, power and bandwidth. We also offer the following optional services for an additional fee:

●	Software installation;
●	Hardware upgrades;
●	Email accounts;
●	MySQL and Microsoft SQL database hosting;
●	Managed firewall services;
●	Server clustering;
●	Load balancing; and
●	Data protection services.

We control customers' access via password, set the operating parameters of their server, and perform upgrades to their hardware and operating system software configuration as required by the customer or security protocol. This allows our customers to focus on developing their content while we provide the appropriate hardware, operating systems and technical expertise to manage the overall solution. We deliver our services using the Linux and the Microsoft Windows Server 2000 and 2003 platforms.

Colocation Services

Colocation is the business of providing secure space and an Internet connection for customers to maintain their own servers and other related equipment. We provide limited colocation services to customers wanting to run their servers in one of our data centers in order to take advantage of our network infrastructure. Colocation customers choose to purchase or rent their server and switching hardware from us or from a supplier. Colocation customers monitor and control their own servers. We provide rack or cabinet space, telco-grade connections to the Internet, an IP address, network cabling, a power source, reporting and other related services. For an additional fee, we also offer our colocation customers the following services:

●	Statistical Web site reporting using WebTrends Enterprise;
●	Software installation;
●	Software installation;
●	Hardware upgrades;
●	System backup;
●	Operating system patch upgrade and service packs; and
●	Web site performance monitoring.

By providing colocation services, we can leverage economies of scale, allowing us to offer a high quality of service for a reasonable fee.

Our Content Delivery Network

Our network incorporates high-performance equipment, robust connections to multiple tier-1 providers and geographic diversity. The network is comprised of multiple data centers containing distributed server clusters.

We have two data centers: one in Los Angeles, California, and one in Irvine, California. We also colocate servers at a secure data center in Ashburn, Virginia.

Our Los Angeles data center is near Hollywood, California, in a 16,000 square foot space, originally built for a bank. Our security and environmental systems in Los Angeles include multi-layer identity control procedures, armed security staff and closed circuit video surveillance systems. Power at the Los Angeles facility is supplied by multiple 34,800-volt lines with a capacity of 31,000 amps, and four 750 KVA, 4,000 amp, UPS backup power modules that prevent power interruptions. For long-term power backup, the Los Angeles facility has five emergency generators with the capacity to generate a total of 5,650 KW, enough power to supply a city of 20,000 people. The Los Angeles facility has five centrifugal chillers with a total capacity of 4,000 tons that supply chilled water to an HVAC system.

Our Irvine data center also features a climate-controlled segregated data room with static-free flooring that is monitored through an automated system 24 hours a day, seven days a week. Additional features include an industrial and dedicated air conditioning system, segregated internal-use and customer-use networks (each protected with its own redundant set of firewalls), an FM200 waterless fire suppression system (water is also used in the event of a major fire), fingerprint-based security access control systems protecting the entire facility, security cameras that log all access attempts, and proactive anti-hacker "network sniffing" security devices. Regular backups, including periodic off-site storage, are standard for web hosting and managed server clients, as are the routine, timely installation of security and operating system patches and service packs. In the event of a power failure, an enterprise-level uninterruptible power supply keeps the power running continuously. Additionally, we have a diesel generator available that can supply up to approximately forty hours of runtime, before refueling.

Both data centers maintain multiple connections to multiple tier-1 backbone providers. This multi-homed network helps minimize exposure at congested peers. Our close proximity to other backbone providers ensures that we can quickly add bandwidth when needed. Our network infrastructure uses hardware from leading brands such as Cisco Systems, Extreme Networks, Nortel Networks, RouteScience and IBM. Distributed clustering technology for streaming and hosting services allows us to scale the network based on customer demand.

Our network is protected by advanced security systems. We use firewalls, proxies, and private networking to protect critical systems from intruders. We actively monitor our network for security vulnerabilities and malicious activity and employ a staff of security experts to respond to security-related incidents. And we provide various encryption services to our customers helping them protect their content on our network.

Optimized Routing

Like us, most of our competitors own or rent secure data center space, have connections to multiple tier-1 backbone providers and offer other features designed to ensure the rapid flow of their customers' data over the Internet. In addition to these basic features, we use RouteScience(R), adaptive networking software (ANS). This route optimization technology ensures delivery of content over our network through the most efficient path to its audience. Our system monitors, assesses, and adjusts our network delivery infrastructure to assure optimal application availability and performance. We then optimize network performance by adjusting traffic paths in real time.

Sales and Marketing

Our most important marketing tool is our reputation and commitment to providing reliable state-of-the art services. In 2003, readers of Streaming Magazine, a monthly publication covering the business of digital media and interactive broadcasting, selected our content delivery network as the best content delivery network in the industry. VitalStream's platform supports the industry-leading streaming formats, including Macromedia Flash MX, Microsoft Windows Media, Apple QuickTime, and Real Networks' Real Video and Real Audio and provides our customers with all of the features they need to generate revenues from, and control, the distribution of their media content. In addition, we are committed to continuing to provide industry-leading technology, as illustrated by our MediaConsole platform. We believe that the quality, reliability and flexibility of our services have been, and will continue to be, the strongest marketing tool for our company.

We use various traditional and nontraditional methods to market our products and services, including co-marketing which may include bundling our software and services with third-party software, working with resellers, online marketing, speaking and exhibiting at tradeshows and conferences and using targeted print advertising.

Co-Marketing

Co-marketing involves cross-promotion of our products and services with our partners. In 2002, we entered into a co-marketing arrangement with Microsoft. We agreed to support and promote Microsoft's Windows Media 9 software in exchange for Microsoft agreeing to promote our products through its Windows Media Web site. In September 2003, we entered into a co-marketing arrangement with Macromedia. We agreed to support and promote Macromedia's Flash Communication Server MX software through the Flash Video Streaming Service in exchange for Macromedia agreeing to promote our services through its sales force and its Web site.

Selling Through Resellers

We also market our products through resellers. We have reseller relationships with production companies, advertising agencies, Web designers and technology companies in our industry. We offer discounted setup and pricing based on volume. Resellers can also private label MediaConsole and can receive e-mail referrals of visitors to the reseller-oriented pages of our Web site. We also have a lead referral program in which we give customer referrals to our resellers, as in the case of customers needing Web design or interactive advertising services. This reciprocal lead referral program helps build our relationships with the resellers and increase the mindshare with the customers that we refer.

Internet Marketing

We engage in various forms of Internet, or online marketing. We advertise with online banner ads and use pay-per-click search engine marketing. We also maintain a comprehensive and heavily-visited Web site with information about our products and services, and use it to give working examples of the potential of streaming media. Visitors to the Web site can view electronic literature, request additional information or special offers, select products and services and place orders.

Print Advertising and Other Marketing

We also engage in print advertising and other forms of marketing. We periodically advertise in industry print publications. We measure the responses received by each publication and adjust the distribution of our print advertising accordingly. We also use various other forms of marketing, including exhibiting and speaking at tradeshows and conferences, publicity through press releases and media outreach programs, industry and analyst briefings and press tours.

Competition

The market for streaming services is competitive. The content delivery sector is growing rapidly, and competitors are continually introducing new products and services. We are considered a rich media integrator Internet content delivery network and are not limited by our technology products and services. Because we are able to offer a complete solution, we face different competitors for different products and services. We compete against well-capitalized streaming companies as well as small under-capitalized hosting companies. We also compete for customers who support their streaming and encoding in-house.

We compete on price, the reliability and quality of our network, service offering, and customer support. We believe that our pricing is generally comparable to the pricing of our competitors that offer streaming and managed hosting services.

As described under the heading Products and Services, we believe our network matches that of any of our competitors, and because of advanced technology and best practice methodology, we believe our speed and reliability are as good or better than our competitors. We believe the services we offer are superior to those offered by our competitors and many of our services are differentiated from the industry, such as MediaConsole, RouteScience(R) ANS and FVSS. Aside from products and services, we have a knowledgeable and dedicated customer support team, with premier post-sales account managers focusing on our larger accounts that make up the majority of our revenues. Our team uses call center industry best practices with an advanced ticketing and escalation system the customer can self-manage through the MediaConsole.

Prior to signing a contract with a content delivery provider, the customer needs to be assured the provider will be reliable, credible and have longevity. In the past, we have lost potential customers to larger competitors with stronger balance sheets and longer operating histories. We believe we can increase our market share if we can significantly improve our balance sheet in the coming year.

Our key competitors are Akamai, Loudeye and Speedera. These competitors, and certain other competitors, have longer operating histories, more customers, greater financial strength and recognized brands in the industry. These competitors may be able to attract customers more easily because of their superior financial resources and awareness in the market. These larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies.

Intellectual Property

Our registered intellectual property is primarily in the form of trademarks. We have registered the VitalStream(R) and MediaConsole(R) trademarks with the United States Patent and Trademark Office and anticipate receiving registration soon for the NetClusterTM trademark. We have also registered the VitalStream mark in the European Union. We have not tried to register copyrights or patents on any of our software programs, methods, or other ideas, but we believe that some of our computer code may have common law copyright protection.

We have a policy of entering into confidentiality, work for hire, and non-disclosure agreements with our employees and some of our vendors and customers. We also have a policy of not allowing customers to access our software source code. These agreements and policy protect our intellectual property, but we cannot assure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft or adverse infringement claims. We cannot prevent piracy of our software, methods and features, and we cannot determine the extent to which our software, methods and features are being pirated. Further, the laws of some foreign countries do not protect our proprietary rights as well as the laws of the United States.

Research and Development Expenses

We spent $337,510 during 2003, $271,604 during 2002, and $274,232 during 2001 on company-sponsored research and development. To date, none of our research has been sponsored by customers.

Certain Customers

We have one client that represents approximately 18% of our revenue. This client has been a customer since the SiteStream merger in March 2001 and was a SiteStream client for approximately one year prior. The loss of this customer would not likely have a material adverse affect on our operating results. No other customer represents more than 10% of revenue as of December 31, 2003.

Employees

As of March 15, 2004, we had a total of 43 employees, of which 27 were in sales and marketing, 5 in research and development, and 11 in general and administrative. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relationship with our employees to be good.

Subsequent Event

The employment of our Chief Financial Officer, Kevin Herzog, was terminated as of March 24, 2004 for personal reasons. The certifications appearing in Exhibits 31.2 and 32.2 of this Report have been signed by Philip N. Kaplan, Chief Operating Officer and acting Principal Financial Officer, and the certification appearing as Exhibit 31.3 has been signed by Patrick Deane, Vice President of Finance and acting Principal Accounting Officer. We are actively conducting a search for a new Chief Financial Officer.

Corporate History

VitalStream Holdings, Inc. was incorporated in 1986 in the state of Nevada. Our principal executive offices are located at One Jenner, Suite 100, Irvine, California 92618. Our telephone number is (949) 743-2000.

Prior to 1999, VitalStream Holdings, Inc., formerly named Sensar Corporation and Larsen-Davis Corporation, designed, developed, manufactured and marketed analytical scientific instruments. In 1999, after experiencing losses for several years, we sold substantially all of our assets associated to our scientific instruments business. On April 23, 2002, VitalStream Holdings, Inc. merged with VitalStream, Inc., and VitalStream, Inc. became a wholly-owned subsidiary (the "VitalStream Merger") of VitalStream Holdings, Inc. and its business became our core business.

In January 2003, another VitalStream Holdings, Inc. wholly-owned subsidiary, VitalStream Broadcasting Corporation entered into an Amended and Restated Asset Purchase Agreement with Epoch Networks, Inc. and Epoch Hosting, Inc. ("Epoch") pursuant to which VitalStream Broadcasting Corporation acquired Epoch's hosting and colocation contracts, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center, and a certificate of deposit for $300,000, which serves as collateral on the leaseholder interest. As consideration for those assets, we paid to Epoch Hosting $200,000 in cash and issued 3,848,760 shares of common stock to Epoch.

Today, through VitalStream, Inc., we offer global integrated content delivery services enabling businesses to broadcast their digital media and communications to worldwide audiences via the Internet. We provide complete solutions including audio and video streaming, live event broadcasting, media asset management, integrated web hosting and services that seamlessly integrate with today's leading streaming media technologies. Through VitalStream Broadcasting Corporation, we offer hosting and colocation services to the customers we acquired from Epoch Hosting and Epoch Networks.

Factors That May Affect Future Results

Before you invest in the shares of common stock of our Company, you should be aware that such investment involves the assumption of various risks. You should consider carefully the risk factors described below together with all of the other information included in this report before you decide to purchase or sell any shares of our common stock.

We may continue to experience negative cash flow and net losses and may need to seek additional financing.

Our cash reserves as of January 31, 2004 were $867,850, and our monthly cash expenses presently exceed the cash we generate from operations. Any projection of positive cash flow from operations in the future would be based on our expectation that our revenue and collections will continue to grow at a faster rate than our expenses and that we will incur no significant unbudgeted expenses. Our revenue may not continue to grow. We may experience problems collecting our accounts receivable, or our incremental costs associated with adding customers may exceed associated revenue. We may also experience significant unbudgeted expenses, including litigation, acquisition and financing transaction expenses, which could lead to monthly expenses and significant one-time expenses in excess of our budgeted expenses. In addition, because of non-cash expenses such as depreciation and amortization, even if we reach positive cash flow from operations, we may not have reached financial statement profitability. Achieving financial statement profitability would require additional growth in our revenue in such an amount that the additional gross profit from those additional revenues would be sufficient to cover the non-cash expenses. If we continue to experience negative cash flow for more than an additional few months, we may need to raise additional capital in order to continue our operations. In addition, our business plan contemplates growth through acquisition and similar transactions. In connection with any significant acquisition, financing or other transaction, we would need to raise additional capital. Additional capital may not be available on favorable terms or at all.

We may be unable to obtain capital necessary to continue operations, consummate proposed transactions and fuel growth.

Our business plan contemplates continued expansion of our operations in the foreseeable future. Because we presently experience negative cash flow from operations, if we are to continue our operations and grow as contemplated, of which there can be no assurance, we will need to seek additional financing.

●	market factors affecting the availability and cost of capital generally;
●	our financial results and capital structure;
●	the amount of our capital needs;
●	the market's perception of Internet hosting and streaming stocks;
●	the market's perception of economics of projects being pursued and the prospects of our business generally; and
●

the market in which our common stock is traded, the volume of trading in our common stock, the volatility of the price for our common stock, and the type of person (institution or individual investor) primarily trading in our common stock.

If we fail to raise sufficient capital to expand as planned, we may be required to delay or abandon some of our future expansion or planned expenditures or to discontinue some of our operations, which would have a material adverse effect on our operations, financial condition and competitive position.

We may continue to experience a net loss from operations.

We have experienced net losses in each quarter since inception, with net losses of approximately $7 million from inception through December 31, 2003. We have not projected a net profit for the 2004 fiscal year and are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable.

The market for Internet broadcasting and streaming services is in the early stage of development and may not grow at a pace that permits us to continue to grow.

The market for Internet broadcasting and streaming services is evolving, and we cannot be certain that a viable market for our services will emerge or be sustainable. Factors that may inhibit the development of a viable market for Internet broadcasting services include:

●

Content providers may be unwilling to broadcast over the Internet because of issues related to protection of copyrights, royalty payments to artists and publishers, illegal copying and distribution of data, and other intellectual property rights issues.

●	Consumers may decide not to acquire broadband connectivity to the Internet at anticipated rates.
●

Consumers may determine not to view or listen to media broadcasts over the Internet because of, among other factors, poor reception of electronic broadcasts or the creation or expansion of competing technologies, such as television beaming or interactive cable, that provide a similar service at lower cost.

●	Customers that use the Internet to broadcast presentations or meetings may determine that alternative means of communications are more effective or less expensive.

If the market for Internet broadcasting services does not continue to develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

We have pledged substantially all of our assets to secure a factoring agreement and the Dolphin Notes.

We have pledged substantially all of our assets to secure repayment of the Factoring and Security Agreement dated June 30, 2003 we entered into with Alliance Bank. In addition, in order to be able to grant a security interest to Alliance Bank, we were required under the restrictive covenants related to promissory notes issued to Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands) L.P. (collectively, "Dolphin") to enter into a security agreement with Dolphin granting Dolphin a security interest in substantially all of our assets other than our accounts receivable in order to secure the promissory notes. These security agreements afford Alliance Bank and Dolphin rights and remedies that are commonly provided a secured creditor. If we default under our Factoring and Security Agreement or the promissory notes issued to Dolphin, the secured parties may, subject to laws restricting the remedies of creditors, immediately seize and dispose of all pledged assets.

We may be unable to manage significant growth.

In order to successfully implement our business strategy, we must establish and achieve substantial growth in our customer base through sales, business acquisitions or a combination thereof. If achieved, significant growth would place significant demands on our management and systems of financial and internal controls, and will almost certainly require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. Moreover, significant growth would require an increase in the number of our personnel, particularly within sales and marketing, customer service and technical support. The market for such personnel remains highly competitive, and we may not be able to attract and retain the qualified personnel required by our business strategy. If successful in attracting new customers, we may outgrow our present facilities and/or network capacity, placing additional strains on our human resources in trying to locate, manage and staff multiple locations and to scale our network.

There are numerous risks associated with having Dolphin as a significant creditor and shareholder.

Through its holdings of common stock and shares of 2003 Series A Preferred Stock ("Series A Preferred Stock"), Dolphin presently controls over 6,284,725 votes in connection with the election of directors and other matters, constituting 17.7% of the voting power of our company. In addition, if Dolphin exercised all warrants it holds and converted all promissory notes and shares of Series A Preferred Stock it holds or controls, Dolphin's aggregate beneficial ownership would increase to approximately 13,094,525 votes in connection with the election of directors and other matters, constituting 30.9% of the voting power of our company following such conversions or exercises. As a result of its stock holdings, Dolphin may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future merger or asset sale transactions.

In addition, the promissory notes issued to Dolphin and the shares of Series A Preferred Stock held by Dolphin and others contain restrictive covenants prohibiting us from taking certain actions without the consent of the holders of a majority of the shares of common stock issuable upon conversion of the promissory notes and Series A Preferred Stock. Dolphin controls a majority of such shares and, as a result, we may not, without the consent of Dolphin,

●

merge with any person or sell substantially all of our assets unless the transaction is all cash, the acquirer is a public company with a billion dollar market capitalization, or the surviving entity meets certain net worth, debt/equity and current ratios;

●	liquidate, dissolve, recapitalize or reorganize;
●	incur indebtedness in excess of $1.5 million (and if secured, Dolphin gets matching security other than on receivables);
●	issue any securities senior to the Series A Preferred Stock and Series B Preferred Stock; and
●	except as required by the Series A Preferred Stock and Series B Preferred Stock, redeem any stock or pay dividends on any stock.

Dolphin may use these restrictive covenants to block, or extract concessions or special benefits in connection with, various transactions, including, with certain exceptions, any future debt, preferred stock, merger, or asset sale transactions.

We may be unable to compete successfully against existing or future competitors of our businesses.

Our current and future competitors in Internet streaming may include other digital content delivery providers, Internet broadcast network specialty providers and alternative access providers such as various cable television companies, direct broadcast satellite, DSL, wireless communications providers and other established media companies. Our current and future competitors in hosting and colocation may include other Internet hosting, colocation and access businesses, including such major providers as Cable & Wireless and Qwest, and essentially any other participant in the Internet industry.

Many of these competitors have a longer operating history and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Competitors with an extended operating history, a strong financial position and an established reputation have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or unstable. In addition, our competitors may be able to use their extensive resources:

●	to develop and deploy new products and services more quickly and effectively than we can;
●	to improve and expand their communications and network infrastructures more quickly than we can;
●	to reduce costs, particularly bandwidth costs, because of discounts associated with large volume purchases;
●	offer less expensive hosting, colocation, streaming and related services as a result of a lower cost structure, greater capital reserves or otherwise;
●	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;
●	to offer bundles of related services that we are unable to offer;
●	to take advantage of acquisition and other opportunities more readily; and
●	to devote greater resources to the marketing and sales of their products.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our services, our business, financial condition and results of operations may suffer.

Our services are subject to system failure and security risks.

Our operations are dependent upon our ability to protect our network infrastructure against interruptions, damages and other events that may adversely affect our ability to provide services to our customers (on a short-term or long-term basis) and may lead to lawsuits and contingent liabilities. Despite the implementation of precautions, the core of our network infrastructure is vulnerable to various potential problems, including the following:

●

Our network infrastructure, or that of our key suppliers, may be damaged or destroyed, and our ability to provide service interrupted or eliminated, by natural disasters, such as fires, earthquakes and floods, or by power losses, telecommunications failures and similar events. This risk is increased by the concentration of our servers and infrastructure, and that of our key suppliers, in a natural disaster and power failure prone area in southern California.

●	We and our users may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers, or current or former employees.
●

Unauthorized access to our network and servers may jeopardize the security of confidential information stored in our computer systems and our customers' computer systems, which may result in liability to our customers and also may deter potential customers.

●

We may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers.

●

Failure of our equipment or that of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers) and adversely affect our relationships with our customers and lead to lawsuits and contingent liability.

The occurrence of any natural disaster, power outage, unauthorized access, computer virus, equipment failure or other disruptive problem could have a material adverse affect on our business, financial condition and results of operations.

We are dependent upon key personnel who may leave at any time and may be unable to attract qualified personnel in the future.

We are highly dependent upon the efforts of our senior management team, the loss of any of whom could impede our growth and ability to execute our business strategy. To the extent our principal managers are parties to employment agreements, such agreements are terminable at will. Although our principal managers have significant equity interests or options to purchase equity interests in the company, such options to purchase equity interests are substantially vested, and the shares held by our President and our Chief Operating Officer are not subject to vesting or repurchase rights and will be retained whether or not such persons remain with the company. The loss of the services of key management personnel could have a material adverse effect on our business, financial condition and results of operations.

In addition, in order to continue to grow as planned, we will need to attract and retain qualified executive, technical and marketing personnel for whom there is intense competition in the areas of our activities. Any failure to attract or retain key executive, technical and marketing sales personnel as required could have a material adverse effect on our financial condition and results of operations.

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

Our business is greatly enhanced by (and generally assumes adoption of) fundamental changes in the method of Internet access delivery to consumers. Currently, consumers access the Internet primarily via computers connected to public telephone networks through dial-up access or leased lines. A number of alternative methods for users to obtain high-speed access to the Internet, including cable modems, DSL, satellites and other terrestrial and wireless telecommunications technologies (usually referred to as broadband internet access), currently provided by third party suppliers are in use or are under development. We believe that these technologies need to be deployed to consumers on a large scale before the delivery of media over the Internet will be truly viable. The failure of broadband Internet access to gain rapid acceptance could have a material adverse effect on our ability to execute our business plan and consequently on our business, financial condition and results of operations. Recent financial difficulties and outright bankruptcies experienced by several high profile wholesale and consumer providers of broadband connectivity may negatively impact the growth rate and availability of broadband internet access to end users.

We are dependent upon third-party suppliers and may be unable to find alternative suppliers.

We rely on other companies to supply key components of our network infrastructure, including Internet bandwidth, which constitutes our largest direct cost of providing services, and networking equipment. Additionally, we rely on third-party development of technology to provide media-related functionality, such as streaming media formats and payment processing. We do not have long-term agreements governing the supply of many of these services or technologies, and most are available from only limited sources. We may be unable to continue to obtain such services, or licenses for needed technologies, at a commercially reasonable cost, which would adversely affect our business, financial condition and results of operations.

Increases in government regulation may have an adverse affect on our business.

The services provided by telecommunications carriers are governed by regulatory policies establishing charges and terms for wireline communications. We are not a telecommunications carrier or otherwise subject to regulations governing telecommunications carriers (or the obligation to pay access charges and contribute to the universal service fund). The Federal Communications Commission (FCC) could, however, expand the reach of telecommunications regulations so as to apply to companies such as ours. In particular, the FCC could require Internet service providers like us to pay access charges or to contribute to the universal service fund when the Internet service provider provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service. The resultant increase in cost could have a material adverse effect on our business, financial condition and results of operations.

As Internet commerce continues to evolve, we expect that federal, state or foreign legislatures and agencies may adopt laws and regulations affecting our business, including laws or regulations potentially imposing taxes or other fees on us or our customers, imposing reporting, tracking or other costly reporting requirements or imposing restrictions or standards related to issues such as user privacy, pricing, content and quality of products and services. Such laws and regulations may significantly increase our costs of operations, may expose us to liability or may limit the services we can offer.

If the protection of our intellectual property is inadequate, our competitors may gain access to our technology, and our business may suffer.

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and common law copyright and trademark principles. Protection of our intellectual property is subject to the following risks:

●	we have not applied for a copyright registration or patent with respect to our proprietary rights, and the common law associated with copyrights and trade secrets affords only limited protection;
●	our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with any competitive advantages;
●	our existing or any future trademarks may be canceled or otherwise fail to provide meaningful protection; and
●	the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Third party claims that we infringe upon their intellectual property rights could be costly to defend or settle.

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our services without incurring liability to third parties, third parties may bring claims of infringement against us, which may be with or without merit.

We could be required, as a result of an intellectual property dispute, to do one or more of the following:

●	cease selling, incorporating or using products or services that rely upon the disputed intellectual property;
●	obtain from the holder of the intellectual property right a license to sell or use the disputed intellectual property, which license may not be available on reasonable terms;
●	redesign products or services that incorporate disputed intellectual property; or
●	pay monetary damages to the holder of the intellectual property right.

The occurrence of any of these events could result in substantial costs and diversion of resources, which could seriously harm our business, operating results and financial condition.

In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.

Our common stock is quoted on the Nasdaq OTC Bulletin Board. The volume of trading in our common stock is small, and trading in our common stock is likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders and may increase or decrease significantly because of buying or selling by a single shareholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of large numbers of shares of our common stock or to obtain a fair price for our common stock in the market.

The market price for our common stock is volatile and may change dramatically at any time.

The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, significant customers contracts, significant litigation or other factors or events that would be expected to affect our business financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

●	Intentional manipulation of our stock price by existing or future shareholders;
●	A single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
●	The interest of the market in our business sector, without regard to our financial condition or results of operations;
●	The adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
●	Disputes relating to patents or other significant intellectual property rights held by others that we, our suppliers or our customers use;
●	Developments in the businesses of companies that use our streaming or hosting services (such as the expansion or contraction of the use of the Internet to stream to deliver music or other media); and
●	Economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

Our ability to issue preferred stock and common stock may significantly dilute ownership and voting power and negatively affect the price of our common stock.

Under our Articles of Incorporation, as amended, we are authorized to issue up to 10 million shares of preferred stock and 290 million shares of common stock without seeking shareholder approval. Our Board of Directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without shareholder approval. Our Board of directors also has the authority to issue the remainder of our authorized shares of common stock without shareholder approval. Any issuance of such preferred stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of preferred stock without shareholder approval may also be used by management to stop or delay a change of control.

Because certain existing shareholders own a large percentage of our voting shares, other shareholders' voting power may be limited.

Our executive officers, directors and their affiliates beneficially own or control approximately 36.6% of the voting power of our company. In combination with entities owning 5% or more of our outstanding common shares, this group controls approximately 77.2% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests.

We have not declared any dividends with respect to our common stock.

We have not declared any dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future. In addition, pursuant to restrictive covenants related to our preferred stock and certain promissory notes, we may not pay any dividends without the consent of Dolphin until such restrictive covenants expire.

Our common stock is a "penny stock" and subject to certain regulatory action that limits or restricts the market for such stock.

We believe that shares of our common stock are "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a penny stock is an equity security that

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

Our common stock has a trading price below five dollars; our common stock is not trading on an exchange or NASDAQ; we have average historical revenues of less than $6 million; and we have less than $2 million dollars in net tangible assets. Accordingly, we believe that our common stock is "penny stock." At any time our common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

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

We are subject to certain provisions of the California corporate code.

Because we are a Nevada corporation, the rights of our stockholders are generally governed by the Nevada Private Corporations Law. However, under Section 2115(a) of the California Corporations Code, we became subject to various sections of the California Corporations Code on January 1, 2004 and will continue to be subject to such conditions until such time as fewer than one-half of our outstanding voting securities (held by other than nominee holders) are held by persons located in California. Although the applicable portions of the California Corporations Code are generally consistent with governing provisions of the Nevada Private Corporations Law and our charter documents, they are not identical. We may be faced with circumstances in which applicable provisions of the Nevada Private Corporations Law or our charter documents cannot be reconciled to governing provisions of the California Corporations Code. The existence of such a conflict may adversely effect our business and operations in various ways in that it may require us to withdraw from a proposed transaction, seek authorizations, interpretations, injunctions or other orders from various courts in connection with a conflict, rescind or re-execute a transaction or pay damages if our good faith attempts at reconciliation are deemed inadequate or incur additional expenses in order to attempt compliance with both governing laws.

[	TABLE OF CONTENTS	]

ITEM 2.   PROPERTIES

We signed a 3-year lease for a 6,681 rentable square-foot property in Irvine, California commencing December 2000. Annual base rental lease payments for this facility, which is our principal executive office and the location of our principal data center, average approximately $110,000. Additionally, we are required to pay our pro rata share of all taxes, building maintenance costs and insurance. On November 1, 2002, we signed an amendment to the lease, extending the term to October 31, 2006. Annual base rental lease payments under the amendment are as follows:

November 1, 2003 - October 31, 2004	$105,828
November 1, 2004 - October 31, 2005	$109,836
November 1, 2005 - October 31, 2006	$113,844

On August 23, 2003, the Company signed a third amendment to the lease, acquiring additional space within the same building that houses its corporate headquarters. Payments for the lease total $2,260 per month through October 2004. Additionally, the Company is required to pay its pro rata share of all taxes, building maintenance costs and insurance. Annual base rental lease payments under the third amendment are as follows:

November 1, 2003 - October 31, 2004	$27,120
November 1, 2004 - October 31, 2005	$28,200
November 1, 2005 - October 31, 2006	$29,292

In connection with our acquisition of the hosting and colocation assets of Epoch, we assumed a sublease for 16,577 rentable square-feet in Los Angeles, California. The sublease expires on February 27, 2009. Annual base rental payments for this facility, which hosts our hosting and colocation business, are as follows:

November 15, 2002 - November 14, 2004	$364,694
November 15, 2005 - February 27, 2009	$397,848

We rent outsourced data center space on a per rack basis for an offsite data center located in Ashburn, Virginia. The contract with respect to such space expires on March 31, 2005, and our annual rent payments under such lease are approximately $67,000.

We do not own any real property. We believe that the two facilities we currently lease are sufficient for our present operations and for our projected internal growth during 2004. Although we do not have any commitments to lease additional office and data center space, we believe that additional space would be available in our existing buildings or at nearby locations if required.

[	TABLE OF CONTENTS	]

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management, that such litigation and claims will be resolved without a material adverse effect on the Company's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

[	TABLE OF CONTENTS	]

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Our common stock was traded on the Nasdaq SmallCap Market until April 11, 2001 under the trading symbol "SCII," at which time it was delisted. Our common stock began trading through the OTC Bulletin Board on April 26, 2001, and on July 26, 2002, our trading symbol changed to "VSTH." The following table sets forth high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board.

Quarter Ended	High	Low
March 31, 2002	$ 0.67	$ 0.41
June 30, 2002	$ 0.65	$ 0.25
September 30, 2002	$ 0.52	$ 0.16
December 31, 2002	$ 0.50	$ 0.23

March 31, 2003	$ 0.29	$ 0.15
June 30, 2003	$ 0.40	$ 0.16
September 30, 2003	$ 0.54	$ 0.25
December 31, 2003	$ 0.76	$ 0.31

Outstanding Shares and Number of Shareholders

As of March 15, 2004, the number of shares of our common stock outstanding was 32,263,746 held by approximately 419 holders of record. The outstanding shares do not include up to 4,039,612 shares of common stock authorized for issuance upon exercise of outstanding options granted pursuant to our stock option plans, 3,940,388 shares of our common stock reserved for the future grant of stock options under such plans, 3,075,827 shares of common stock subject to outstanding warrants to purchase common stock and approximately 9,338,450 shares of our common stock issuable upon conversion of an outstanding convertible promissory note and outstanding convertible preferred stock.

Dividends

VitalStream Holdings has never declared or paid cash dividends on its common stock. We currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common shares in the foreseeable future. In addition, pursuant to the terms of our outstanding convertible promissory notes and Series A Preferred Stock, VitalStream Holdings is prohibited from paying any dividends until the beneficial ownership of Dolphin is reduced to less than 10% of our outstanding common stock or all such securities are converted to common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the number of shares of our common stock subject to options, warrants and other rights granted, or that may be granted, under our compensation plans as of December 31, 2003.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,584,612(1)	$0.41	3,415,388(2)

Equity compensation plans not approved by security holders	None	None	None

Total	4,584,612	$0.41	3,415,388

(1) Represents shares of common stock of VitalStream Holdings subject to outstanding options granted under our 2001 Stock Incentive Plan (the "Option Plan").

(2) Represents shares of common stock of VitalStream Holdings available for future grant under the Option Plan.

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities during the quarter ended December 31, 2003.

[	TABLE OF CONTENTS	]

ITEM 6.   SELECTED FINANCIAL DATA

Selected Historical Financial and Other Data

The following statement of operations and balance sheet data for the Company as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2001, 2002 and 2003, were derived from the Consolidated Financial Statements of VitalStream Holdings, Inc. The data is derived from financial statements prepared in accordance with accounting principles generally accepted in the United States. The selected financial data below should be read in conjunction with the Consolidated Financial Statements of VitalStream Holdings and the notes thereto attached to this Report and the section below entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

	Year Ended December 31,

	2001(1)	2002(1)	2003(2)

	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,521	$3,787	$7,001
Cost of sales	904	1,843	3,207
Gross profit	617	1,944	3,794
Total operating expenses	3,333	4,190	4,748
Loss from operations	(2,716)	(2,246)	(954)
Other income (expense)	(85)	61	(101)
Loss before income taxes	(2,801)	(2,185)	(1,053)
Tax (expense) benefit	(2)	(2)	(2)
Net loss	(2,803)	(2,187)	(1,055)
Net loss per share - basic and diluted	$(0.21)	$(0.10)	$(0.04)
Shares used in calculation of net loss per share	13,443	21,413	29,708

	Year Ended December 31,

	2001(1)	2002(1)	2003(2)

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$134	$238	$773
Working capital (deficit)	(521)	(565)	(28)
Fixed assets, net	915	809	1,401
Total assets	2,397	2,866	4,655
Debt and capital lease obligations, including
current portion	267	747	1,827
Stockholders' equity	$1,330	$889	$1,473

(1) For periods prior to April 23, 2002, the data is for VitalStream, Inc. and its wholly-owned subsidiary.

(2) The Company acquired certain assets, customers and accounts of Epoch Hosting, Inc. and Epoch Networks, Inc. effective January 1, 2003. Approximately $1,826,750 (56.9%) of the increase in net sales of the Company in 2003 compared with 2002 is attributable to this acquisition. This acquisition also accounts for similar increases in other statement of operations and financial statement data.

[	TABLE OF CONTENTS	]

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements. See "Factors that May Affect Future Results" in Part I, Item 1beginning on page 10.

Overview

We are based in Irvine, California and, through our wholly-owned subsidiary VitalStream, Inc., we offer our customers a range of managed services including audio and video streaming, live event streaming, media asset management, integrated hosting services, content distribution, and vertical solutions such as digital dailies for the entertainment industry, encoding (via third-party resellers) and consulting. Through our wholly-owned subsidiary VitalStream Broadcasting Corporation, we offer hosting and colocation services to customers we acquired from Epoch Hosting and Epoch Networks. Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage, broadcasting, hosting and related functions to VitalStream and its partners. Our business model relies upon leveraging our expertise and resources in audio and video streaming as well as our integrated hosting technology to persuade customers to utilize our Internet broadcasting services, thereby allowing our company to build a base of recurring revenues from monthly or other periodic broadcasting fees.

We believe that our company is well positioned to take advantage of the growth opportunity within the streaming media marketplace. Our management team has made numerous advances within the sales, marketing and operations areas of our business. Specifically, in the fourth quarter of 2003, we restructured our sales and marketing department. We recruited a senior-level Vice President of Sales, and are now focusing our sales and customer support efforts on enterprise accounts. By adopting a more solutions-oriented sales approach, we believe our marketing proposition is value-based, allowing us to sell increasingly customized solutions as opposed to off-the-shelf products. This in turn, allows us to drive relatively higher gross margins and creates higher switching costs for clients to move to competitive services. As a result, our sales pipeline as of the date of this report is over three times larger than it was six months ago.

While improving the top-line growth rate, we have also focused on efficiency and economies of scale within our cost of service expense structure. As a result of favorably renegotiating certain material contracts, we have been able to reduce our unit cost of service starting in the first quarter of 2004. The operational efficiency gains coupled with our improved top line growth rate, are expected to result in sharply increased gross profits in 2004 as compared with 2003.

As our gross profits increase in 2004, we intend to reinvest some of those gains in the further development of our service offering. By continuing to develop our service platform with additional unique and proprietary features, we expect to be able to further differentiate ourselves from our competitors, enabling us to gain market share and advantage, and to increase our prospects for customer retention and renewals.

While the opportunities for us are increasing, they are not without risk. Our business and our industry have risks (see "Factors That May Affect Future Results" in Item 1), only some of which can be mitigated to varying degrees, and others that can only be dealt with reactively. As with any technology company, new technological advances within our industry could cause a paradigm shift in how we develop, market and service our offering. Some of these advances may be unavailable to us and we may not have a comparable or competitive technological offering. Additionally, while bandwidth and server hardware prices have been dropping over the last few years due to excess capacity and competition, this has presented both risks and opportunity for us. Although to date we have been able to manage the declining price environment to our advantage, there can be no assurance that we will continue to be able to do so in the future. In addition to technological and pricing risks, our balance sheet is another area of concern for management. While we believe that our cash on hand is sufficient to maintain the company through the point of profitability, the margin of error is not large in the event of a material adverse effect. To ensure that there are sufficient resources to meet our company's needs, it is likely we will seek to raise additional equity capital in the first half of 2004.

Weighing the opportunities versus the risks, we believe the prospects are favorable for increased market capitalization for our company. The new upward trend in sales growth coupled with recently achieved operational efficiencies create an opportunity for us to become profitable, which we believe may occur as early as the third or fourth quarter of 2004. Our valuation multiples are lower than those of our publicly-traded competitors Akamai Technologies, Inc. and Loudeye Corporation. Because of the highly-fragmented nature of the streaming media services industry, economies of scale enable companies to be more competitive. Based on our recent experience in acquiring new accounts, we believe that the industry does not currently have a dominant leader. In view of the highly-fragmented nature of our industry, management believes that our experience in successfully integrating acquired businesses, combined with our strong operational focus on our business, positions us to potentially become that market leader.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could materially affect the Company's future results of operations and cash flows.

●

Valuation of Accounts Receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. Significant portions of customer payments are made by credit card and electronic debit. Each month, management reviews historical charge-back and cancellation patterns as well as historical data on other credits issued to customers and then records an allowance based on historical results as well as management judgment. Additionally, each month management reviews the aged receivables balance and records an allowance for doubtful accounts based on the age of the outstanding receivable balances, trends in outstanding balances and management's judgment. As a result of these analyses, we believe that the current allowance is adequate to cover any bad debts and credits that may be issued as of the date of the balance sheet. If our estimates prove to be wrong, however, and we have not accrued enough of a reserve to cover the bad debts and credits, we would have to accrue additional reserve in later periods to cover the shortfall. If the under-accrual were substantial, this could have a material adverse effect on our financial results. On the other hand, if we have reserved too much, we may be able to lower our accrual in later periods which would have a positive effect on our financial results.

●

Goodwill. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually. Accordingly, we annually evaluate goodwill for potential impairment indicators. If impairment indicators exist we measure the impairment through the use of discounted cash flows. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational conditions. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with our acquired business is impaired. If we subsequently determine that an impairment was or is required, we may be required to write down all, or part, of our goodwill. This would both reduce the amount of our assets, which may affect our ability to qualify for listing or continued listing on a stock exchange, and would reduce the amount of our net income (or increase the amount of our net loss) for the quarter and year in which the impairment was recognized. Depending on the size of the write-down, the adverse impact on our financial results could be material.

●

Contingencies. We are subject to legal proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary to assess any contingencies. A required accrual may change at some point in the future due to new developments in a matter or changes in approach such as a change in settlement strategy in dealing with these matters. If our judgment proves to be wrong concerning a possible accrual or other contingency, the impact on our results of operations and cash flows could be material. If we have under-accrued for a material liability, we would have to increase our accrual for later period, which could materially decrease our net income (or increase or net loss) for such period. The payment of any material contingent liability would also adversely affect our cash flow and liquidity.

Results of Operations

VitalStream, Inc. was incorporated in March 2000 in the State of Delaware. On April 23, 2002, VitalStream merged with and into a wholly-owned subsidiary of VitalStream Holdings. Because VitalStream Holdings did not have any operations immediately prior to the VitalStream merger, the business of VitalStream is now the business of VitalStream Holdings, and forward-looking statements in this Report relate to the consolidated business of VitalStream Holdings, VitalStream, and VitalStream Broadcasting (the latter comprised of the customers and assets acquired and liabilities assumed from Epoch Hosting and Epoch Networks).

Our results for the year ending 2003 reflect the integration of the customers acquired from Epoch Hosting and Epoch Networks, as well as the addition of our Los Angeles Broadcast Center, which was part of that transaction. In conjunction with the Epoch transaction, VitalStream Broadcasting contracted for certain telecommunication services that it needed in transition. The 2003 results also reflect organic customer growth. Our results for the year ending 2002 reflect organic growth of our customer base.

	December 31,

	2001	2002	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	59.4	48.7	45.8

Gross profit	40.6	51.3	54.2
Operating expenses:
Research & development	18.0	7.2	4.8
Sales & marketing	90.7	42.0	28.0
General & administrative	110.4	61.4	35.0

Operating Loss	(178.5)	(59.3)	(13.6)
Interest income (expense)	(0.3)	(1.4)	(2.1)
Income tax expense	0.0	0.0	0.0
Loss on disposal of fixed assets	(7.4)	(0.3)	0.0
Amortization of loan costs	0.0	0.0	(0.6)
Other income (expense)	2.1	3.3	1.4

Net other income (expense)	(5.7)	1.6	(1.4)

Net loss	(184.2)%	(57.7)%	(15.1)%

Year ended December 31, 2003 Compared to Year ended December 31, 2002

Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware. Revenues increased from $3,786,980 for the year ended December 31, 2002 to $7,000,535 for the year ended December 31, 2003, an increase of 84.9%. This increase reflects customer contracts acquired from Epoch, the addition organically of a significant number of new customers, and an increase in average per-customer service utilization within the installed base. We expect quarterly revenue growth to accelerate in 2004 as compared with the quarter-over-quarter revenue growth experienced in 2003, as we expand our sales force, ramp up channel partnerships, increase our marketing efforts and continue to focus our sales efforts towards enterprise customers. A significant portion of our revenue growth comes from service upgrades for existing clients, and we expect this to continue contributing to our revenue growth as we start 2004 with a greater client base than we had at the beginning of 2003.

Cost of Revenue. Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $1,843,186 for the year ended December 31, 2002, to $3,206,877 for the year ended December 31, 2003, an increase of 74.0%. Cost of revenue as a percentage of revenue, however, decreased from 48.7% for the year ended December 31, 2002 to 45.8% for the year ended December 31, 2003. The increased cost in absolute dollars reflects the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue between the two years. The improvement in cost of revenue as a percentage of revenue mostly reflects our lower unit cost of bandwidth, which we obtained from our suppliers as a result of our increased bandwidth purchasing volume and due to an industry-wide decrease in bandwidth prices. There was also improvement due to the spreading of the relatively fixed costs of core networking equipment over a larger client base. We expect our unit cost of revenue to continue to decrease through 2004. This will occur as we achieve even greater economies of scale in our purchasing of bandwidth and networking equipment, as we are able to more efficiently distribute bandwidth amongst carriers and as we then spread these costs over an increasing customer base.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales & marketing expense increased from $1,591,522 for the year ended December 31, 2002 to $1,958,232 for the year ended December 31, 2003, an increase of 23.0%. Although sales & marketing expense increased between the two periods, as a percentage of revenue it decreased from 42.0% for the year ended December 31, 2002 to 28.0% for the year ended December 31, 2003. This decrease as a percentage of revenue reflects improved marketing efficiencies obtained from targeted strategic marketing efforts, as well as improved productivity within our sales force. As a result of the Epoch acquisition, part of the increase in expense in absolute terms was attributable to the increase in customer support personnel that were added to handle Los Angeles Broadcast Center customer support. Overall, we expect sales and marketing expense to increase incrementally in absolute terms and to continue to decrease as a percentage of revenue throughout 2004 as we expand our sales force and continue to increase sales and marketing productivity.

General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $2,326,835 for the year ended December 31, 2002 to $2,452,323 for the year ended December 31, 2003, an increase of 5.4%. General and administrative expense as a percentage of revenue however, decreased from 61.4% for the year ended December 31, 2002 to 35.0% for the year ended December 31, 2003. This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed. Overall, we expect our general and administrative expense to continue to decrease as a percentage of revenue throughout 2004 as the base of general and administrative costs remains relatively constant, while revenue continues to grow.

Net Interest Expense. Net interest expense increased from $54,165 for the year ended December 31, 2002 to $150,229 for the year ended December 31, 2003, an increase of 177.4%. The increase in net interest expense reflects interest accrued on three items, all of which started in 2003: new capital leases, an accounts receivable factoring line and the note payable to Dolphin. In 2004, we anticipate an increase in net interest expense as we continue to fund capital expenditures through lease financing. However, should we successfully raise capital in 2004, this amount may be largely offset by the interest income on the company's increased cash balances.

Net Loss. Our net loss decreased from $2,186,627 for the year ended December 31, 2002 to $1,055,310 for the year ended December 31, 2003, a decrease of 51.7%. Our net loss decreased due to our efforts to attain and manage rapid scaling, which resulted in approximately double the amount of gross profit in 2003 compared to 2002, while our operating expenses increased by only about 13% in the same period. We expect our net loss to continue to decrease throughout 2004 as our revenue base expands, general and administrative costs remain relatively constant, other personnel expense grows slower than revenue and our unit cost of service decreases or remains flat. Our business plan does however, contemplate engaging in acquisitions, financings and other transactions. If one or more of these transactions were to occur, our net loss may actually increase as a result of the uncapitalized portion of the transaction expenses that would be incurred.

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

Cost of Revenue. Cost of revenue consists primarily of access charges from the local exchange carrier, Internet backbone and transport costs and depreciation of network equipment, hardware costs and license fees. Cost of revenue increased from $904,313 for the year ended December 31, 2001, to $1,843,186 for the year ended December 31, 2002. Cost of revenue as a percentage of revenue, however, decreased from 59.4% for the year ended December 31, 2001 to 48.7% for the year ended December 31, 2002. The increased cost in absolute dollars reflects the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue between the two years. The improvement in cost of revenue as a percentage of revenue mostly reflects our lower unit cost of bandwidth, which we obtained from our suppliers as a result of our increased bandwidth purchases and due to an industry-wide decrease in bandwidth prices. There was also improvement due to the spreading of the relatively fixed costs of core networking equipment over a larger client base.

Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense decreased from $274,232 for the year ended December 31, 2001, to $271,604 for the year ended December 31, 2002. As a percentage of revenue, research and development decreased from 18.0% to 7.2% during the same periods, respectively. The absolute decrease in cost reflects lower payroll costs associated with developing and maintaining the MediaConsole(R).

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

Net Loss. Our net loss decreased from $2,802,633 for the year ended December 31, 2001 to $2,186,627 for the year ended December 31, 2002. Our net loss decreased due to the approximately 215% increase in gross profit which the company generated for the year ended December 31, 2002, while our operating expenses only increased approximately 25% for the year ended December 31, 2002.

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of December 31, 2003:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	1/1/04 - 12/31/04	1/1/05 - 12/31/06	1/1/07 - 12/31/08	After 1/1/09

Operating leases	$ 34,854	$ 15,051	$ 19,610	$ 193	$ --
Capital leases	875,261	429,322	445,939	--	--
Office leases Contractual service agreements	2,417,458 1,253,919	502,776 1,006,740	1,053,862 247,179	795,696 --	65,124 --
Long-term debt(1)	1,306,256	--	--	--	1,306,256

Total contractual obligations	$5,887,748	$1,953,889	$1,766,590	$795,889	$1,371,380

(1) This represents the promissory note issued to Dolphin due January 15, 2025. See Note 4 of the Notes to Consolidated Financial Statements that appear at the end of this Report for additional information about the Dolphin note.

Our long-term debt represents $1,100,000 in convertible promissory notes issued to Dolphin on November 26, 2002 and January 15, 2003, which notes were amended and restated in September 30, 2003. The proceeds of the convertible promissory notes were used, in part, to pay the $200,000 cash portion of the purchase price under the Amended Epoch Repurchase Agreement and approximately $272,153 in related transaction expenses. The remainder of the proceeds of the convertible promissory notes have been used for capital purchase and operating expenses. The convertible promissory notes issued to Dolphin, and the shares of Series A Preferred Stock held by Dolphin and others, contain restrictive covenants prohibiting us from taking certain actions without the consent of the holders of a majority of the shares of common stock issuable upon conversion of the convertible promissory notes and Series A Preferred Stock. Dolphin controls a majority of such shares and, as a result, we may not, without the consent of Dolphin,

●

merge with any person or sell substantially all of our assets unless the transaction is all cash, the acquirer is a public company with a billion dollar market capitalization, or the surviving entity meets certain net worth, debt/equity and current ratios;

●	liquidate, dissolve, recapitalize or reorganize;
●	incur indebtedness in excess of $1.5 million (and if secured, Dolphin gets matching security other than on receivables);
●	issue any securities senior to the Series A Preferred Stock and Series B Preferred Stock; and
●	except as required by the Series A Preferred Stock and Series B Preferred Stock, redeem any stock or pay dividends on any stock.

Our capital leases represent $694,575 spread over eight capital lease financing arrangements. The use of proceeds of these capital leases was to purchase hardware and software that we use in our daily operations. The hardware and software purchased is used in our data center operations, for supplying service to our customers and maintaining our internal network and providing the equipment needed for internal staff.

Liquidity and Capital Resources.

As of December 31, 2003, the Company had $773,143 in cash and cash equivalents. This represents an increase of $535,632 compared to December 31, 2002. Cash used during the year ended December 31, 2003 includes approximately $743,596 used in operations as well as $225,826 used in investing activities. Sources of cash for the Company during the year ended December 31, 2003 included a net amount of $1,505,054 from financing activities. Of the $1,505,054 of net cash provided by financing activities, $691,000 represents cash received from subsequent convertible promissory notes issued to Dolphin on January 15, 2003 (and subsequently amended and restated), $900,000 represents cash received from the sale of Series A Preferred Stock, $142,118 represents the proceeds from our accounts receivable factoring line and $222,380 represents cash received from the exercise of some of the outstanding stock options. The $450,434 difference between the $1,955,498 of cash received in connection with financing activities and the $1,505,054 of cash provided by financing activities represents payments on capital leases, payment of costs associated with the issuance of the Series A Preferred Stock and the payment of loan costs.

As of March 12, 2004, the Company has approximately $825,000 in cash and cash equivalents. We presently use more cash in our operations that we generate from operations. Accordingly, we expect to use between $100,000 and 200,000 of capital during 2004 in order to sustain our operations (which includes making payments on our capital leases). We anticipate making capital expenditures between $400,000 and $600,000 during the remainder of calendar 2004, generally for data center equipment, customer servers, improved internal systems and related software. We assume that virtually all of our capital expenditures are put on 24-36 month capital leases, and that the payment of those leases is included as part of our use of capital estimate given above.

In addition, we hope to rapidly expand our operations during 2004, and we may seek to expand our operations through additional strategic acquisitions. If we were to engage in strategic acquisitions, we would most likely seek additional financing in order to pay for the transaction costs of any mergers and/or acquisitions (e.g., legal and accounting fees, integration expense and working capital to support the acquired entity). We may also seek additional financing, in any amount between $5,000,000 and $10,000,000, in order to improve our balance sheet in order to increase our ability to attract significant customers and acquisition targets or in order to qualify for listing on the American Stock Exchange or the Nasdaq SmallCap Market.

We would most likely generate such financing through the issuance of equity securities in one or more private placements of common stock (probably with accompanying re-sale registration rights and warrants to purchase common stock) or public offerings of our common stock. We may also sell preferred stock or debt securities or enter into loan or capital leasing arrangements with one or more financial institutional investors. Any financing, especially an issuance of debt or equity securities in a public offering or large private placement, would involve significant transaction costs. We can provide no assurance that, if we determine to seek additional financing, we will be able to obtain additional financing at a reasonable cost, or at all.

As discussed above, we may seek additional financing in order to facilitate a strategic transaction, strengthen our balance sheet, facilitate an stock exchange listing or for other reasons. If we determine not to engage in any such transaction, or if financing is not available to us on acceptable terms, we expect that the cash we have on hand, together with recurring operating revenues and funds obtained through capital lease financing arrangements, will be sufficient to meet our current and future obligations until the time that the Company can sustain itself on its own internally-generated cash flow as a result of organic growth. Continuing operations without additional financing would likely require short-term limited cuts in our expense model. By making these cuts, we would be able to continue operating the business; however, such actions may slow our growth and could have a material adverse effect on future operations and financial results.

[	TABLE OF CONTENTS	]

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at risk for changes in foreign currency exchange rates.

[	TABLE OF CONTENTS	]

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements required by this Item appear on pages F-1 through F- 20 of this Form 10-K, which begin following the signature page.

Supplementary Financial Information

The following Supplementary Financial Information for the fiscal quarters ended March 31, June 30, September 30 and December 31 in each of the years 2002 and 2003 were derived from unaudited quarterly consolidated financial statements of VitalStream (except for 4th quarter data which was determined by comparing annual financial data with 3rd quarter financial data).

Supplementary Financial Information by Quarter, 2002 and 2003 (in thousands, except per share data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2002:

Revenue	$683	$822	$1,062	$1,220
Gross profit	381	380	530	653
Net loss	(580)	(622)	(539)	(446)
Loss per common share(1):
Basic and diluted	(.04)	(.03)	(.02)	(.02)
Weighted average shares used	15,206	18,833	22,364	24,465

Year Ended December 31, 2003:
Revenue	$1,752	$1,698	$1,779	$1,772
Gross profit	971	967	996	860
Net Loss	(167)	(256)	(176)	(456)(2)
Loss per common share(1):
Basic and diluted	(.01)	(.01)	(.01)	(.01)
Weighted average shares used	27,461	29,010	30,927	31,378

(1)   Loss per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share amounts do not necessarily equal the total for the year.

(2)   The loss for the fourth quarter includes approximately $100,000 of year-end audit adjustments, of which approximately $75,000 relates to the prior three quarters of 2003.

[	TABLE OF CONTENTS	]

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

[	TABLE OF CONTENTS	]

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission.

ITEM 12.   SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission.

[	TABLE OF CONTENTS	]

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

Financial Statements And Schedules

The financial statements, including the index to the financial statements, are included immediately following the signatures and certifications to this report.

Exhibits

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
2.1	Agreement and Plan of Merger dated February 13, 2002 among the Company, VitalStream and VitalStream Operating Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002, File No. 001-10013
2.2	Amended and Restated Asset Purchase Agreement dated January 15, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
4.1	Form of Certificate representing shares of VitalStream Holdings Common Stock	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
4.2	Articles of Incorporation, as amended to include the Certificate of Designation Establishing the Series A Preferred Stock and Series B Preferred Stock	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
4.3	Form of Warrant (Amended and Restated)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
4.4	Form of Warrant (Additional Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
4.5	Form of Amended and Restated Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.1	Sublease dated as of November 15, 1999, by and between Charter Holdings, Inc. and VitalStream Broadcasting Corporation (as successor to Epoch Networks, Inc.), as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
10.2	Industrial Lease Between The Irvine Company and ReceiveTV, Inc., as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 16, 2002, File No. 0-17020
10.3	Third Amendment to Industrial Lease Between The Irvine Company and Receive TV, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.4	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
10.5	2001 Stock Incentive Plan (Amended and Restated)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
10.6	Stock Purchase Warrant dated April 23, 2002 issued to Brookstreet Securities Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.7	Stock Purchase Warrant dated April 23, 2002 issued to Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.8	Amendment to Stock Purchase Warrant issued to Brookstreet Securities Corporation dated October 23, 2003	Filed herewith
10.9	Amendment to Stock Purchase Warrant issued to Gary Madrid dated October 23, 2003	Filed herewith
10.10	Stock Purchase Warrant dated April 23, 2002 issued to Joe Kowal	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.11	Registration Rights Agreement dated April 23, 2002, among the Company, Brookstreet Securities Corporation and Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.12	Stock Option Agreement executed as of February 12, 2002 between the Company and Andrew Bebbington.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
10.13	Stock Option Agreement executed as of February 12, 2002 between the Company and Steven Strasser.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
10.14	Amendment to Stock Option and Release Agreement, dated August 28, 2003 with Andrew Bebbington	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.15	Amendment to Stock Option and Release Agreement, dated August 28, 2003 with Steven Strasser	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.16	Telecommunications Services Agreement dated June 12, 2002, between Williams Communications, LLC and the Company	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002
10.17	Service Order Form with Wiltel Communications	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.18	Master Services Agreement dated June 7, 2002, between Equinix Operating Co., Inc. and the Company	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002
10.19	Internet Access Agreement dated August 30, 2002, between Verio, Inc. (d/b/a NTT/VERIO) and VitalStream	Incorporated by reference to the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 25, 2003.
10.20	Service Order Form with Verio, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.21	Employment Agreement dated October 18, 2002 between the Company and Paul Summers, as amended	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.22	Employment Agreement dated October 18, 2002 between the Company and Philip N. Kaplan	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.23	Employment Agreement dated October 18, 2002 between the Company and Kevin D. Herzog	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.24	Employment Agreement dated October 18, 2002 between the Company and Steve Smith	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.25	Employment Agreement dated October 18, 2002 between the Company and David Williams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.26	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003
10.27	Master Equipment Lease dated March 6, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003
10.28	Letter agreement dated January 27, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003
10.29	Factoring and Security Agreement dated June 30, 2003 with Alliance Bank	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003
10.30	Letter agreement dated May 13, 2003 with Netifice Communications Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003
10.31	Letter agreement dated with Verio, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003
10.32	Securities Exchange and Purchase Agreement dated as of September 30, 2003	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.33	Amended and Restated Investor Rights Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.34	Amended and Restated Registration Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.35	Amended and Restated Security Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.36	Amended and Restated Guaranty	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.37

Bandwidth Redundancy and Cooperative Purchasing Agreement dated December 23, 2003

[Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]

Filed herewith
10.38	Amendment No. 1 to Revolving Equipment Lease dated October 21, 2003	Filed herewith
10.39	Second Lease Line Agreement with Boston Financial & Equity Corporation dated December 11, 2003	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Rose, Snyder & Jacobs	Filed herewith
24	Power of Attorney	Included on the signature page of this report
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer (Principal Financial Officer)	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

______________________

REPORTS ON FORM 8-K

On October 14, 2003, we filed a Current Report on Form 8-K reporting execution of a Securities Exchange and Purchase Agreement dated September 30, 2003 that involved cancellation, amendment and restatement of $1.1 million in convertible promissory notes and related warrants and the issuance of 900 shares of the Company's 2003 Series A Preferred Stock and warrants in exchange for $900,000 in additional capital.

On November 14, 2003, we filed a Current Report on Form 8-K containing an earnings release related to the fiscal quarter ended Septmber 30, 2003.

[	TABLE OF CONTENTS	]

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VitalStream Holdings, Inc.

March 22, 2004	By:	/s/ Paul Summers

Paul Summers, President & Chief Executive Officer

March 22, 2004	By:	/s/ Philip N. Kaplan

Philip N. Kaplan, Chief Operating Officer

March 22, 2004	By:	/s/ Patrick Deane

Patrick Deane, Vice President of Finance

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

Signature	Title	Date

/s/ Paul S. Summers	President, Chief Executive Officer, and Director	March 22, 2004
(Principal Executive Officer and authorized
Paul S. Summers	representative of the Company in the United States)

/s/ Patrick Deane	Vice President of Finance	March 22, 2004
(Principal Accounting Officer)
Patrick Deane

/s/ Philip N. Kaplan	Director and Chief Operating Officer	March 22, 2004
(Principal Financial Officer)
Philip N. Kaplan

/s/ Leonard Wanger	Director	March 22, 2004

Leonard Wanger

/s/ Charles Lyons	Director	March 22, 2004

Charles Lyons

/s/ Salvatore Tirabassi	Director	March 22, 2004

Salvatore Tirabassi

[	TABLE OF CONTENTS	]

INDEPENDENT AUDITORS' REPORT

The Board of Directors
    VitalStream Holdings, Inc.

We have audited the accompanying consolidated balance sheets of VitalStream Holdings, Inc. and subsidiaries, as of December 31, 2002 and 2003, and the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001, 2002 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VitalStream Holdings, Inc. and subsidiaries at December 31, 2002 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2001, 2002 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs

A Corporation of Certified Public Accountants
Encino, California
January 28, 2004

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2003

ASSETS

	2002	2003

Current assets:
Cash	$237,511	$773,143
Accounts receivable, net of allowance for doubtful accounts
of $40,258 and $91,990 at December 31, 2002
and 2003, respectively, Notes 1 and 10	397,284	549,169
Prepaid expenses	158,363	230,607
Other current assets	69,746	91,117

Total current assets	862,904	1,644,036

Fixed assets, net, Note 2	809,060	1,400,931

Restricted cash	-	250,169
Goodwill	961,900	961,900
Loan costs, Notes 1 and 4	92,969	223,387
Customer list, Notes 1 and 14	-	110,851
Deposit for Epoch assets, Note 14	101,653	-
Other assets	37,633	63,749

TOTAL ASSETS	$2,866,119	$4,655,023

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$794,180	$699,365
Accrued compensation	134,180	172,898
Current portion of capital lease obligations	197,871	316,988
Factor borrowing payable, Note 3	-	151,797
Accrued expenses	302,085	330,754

Total current liabilities	1,428,316	1,671,802

Capital lease obligations, Note 6	139,839	377,587
Notes payable, Notes 3 and 4	409,000	1,132,700

	548,839	1,510,287

Commitments and contingencies, Note 6

Shareholders' equity, Notes 7, 8 and 9
Preferred stock, series A, par value $0.001; authorized shares, 1,000; issued and outstanding shares, 0 and 900 at December 31, 2002 and 2003, respectively	-	1

Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding shares, 24,488,933 and 31,747,912 at December 31, 2002 and 2003, respectively	24,489	31,748

Additional paid-in capital	6,806,018	8,438,038
Accumulated deficit	(5,941,543)	(6,996,853)

Total shareholders' equity	888,964	1,472,934

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$2,866,119	$4,655,023

See independent auditors' report and notes to financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

	2001	2002	2003

Revenue, Notes 1 and 10	$1,521,253	$3,786,980	$7,000,535

Cost of revenue	904,313	1,843,186	3,206,877

Gross Profit	616,940	1,943,794	3,793,658

Research & development	274,232	271,604	337,510
Sales & marketing	1,379,224	1,591,522	1,958,232
General & administrative	1,679,404	2,326,835	2,452,323

Operating Loss	(2,715,920)	(2,246,167)	(954,407)

Other income (expense):
Interest income (expense)	(4,566)	(54,165)	(150,229)
Income tax expense	(1,600)	(1,600)	(2,400)
Loss on disposal of fixed assets	(112,600)	(11,327)	-
Amortization of loan costs	-	-	(43,163)
Other income (expense)	32,053	126,632	94,889

Net other income (expense)	(86,713)	59,540	(100,903)

Net Loss	$(2,802,633)	$(2,186,627)	$(1,055,310)

Basic and diluted net loss per common share, Note 1
	$(0.21)	$(0.10)	$(0.04)

Shares used in computing basic and diluted net loss per common share, Note 1
	13,442,646	21,412,557	29,708,229

See independent auditors' report and notes to financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

					Additional
	Common Stock		Series A preferred stock		paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at December 31, 2000	11,433,480	$11,433	-	$-	$3,918,015	$-	$(952,283)	$2,977,165

Issuance of common stock related to
SiteStream acquisition	2,108,393	2,108	-	-	287,933	-	-	290,041

Issuance of series C preferred stock,
for cash (subsequently converted
to common stock)	1,257,589	1,258	-	-	863,742	-	-	865,000

Net loss, December 31, 2001	-	-	-	-	-	-	(2,802,633)	(2,802,633)

Balance at December 31, 2001	14,799,462	$14,799	-	$-	$5,069,690	$-	$(3,754,916)	$1,329,573

Issuance of common stock to an officer
as a restricted stock grant	363,465	363	-	-	149,637	(150,000)	-	-

Amortization of deferred compensation	-	-	-	-	-	150,000	-	150,000

Issuance of common stock upon
conversion of note payable	135,682	136	-	-	49,864	-	-	50,000

Issuance of common stock to two
employees as a bonus	65,557	66	-	-	22,480	-	-	22,546

Issuance of common stock upon
exercise of stock options	470,720	471	-	-	117,209	-	-	117,680

Issuance of common stock as partial
payment of loan costs	31,846	32	-	-	8,301	-	-	8,333

Issuance of warrants to purchase shares
of common stock, as loan costs	-	-	-	-	42,136	-	-	42,136

Recapitalization of common equity	8,622,201	8,622	-	-	1,346,701	-	-	1,355,323

Net loss, December 31, 2002	-	-	-	-	-	-	(2,186,627)	(2,186,627)

Balance at December 31, 2002	24,488,933	$24,489	-	$-	$6,806,018	$-	$(5,941,543)	$888,964

Issuance of common stock for Epoch
transaction	3,498,419	3,499	-	-	433,803	-	-	437,302

Issuance of common stock as final
payment of loan costs	68,306	68	-	-	16,599	-	-	16,667

Issuance of warrants to purchase shares
of common stock, as loan costs	-	-	-	-	9,000	-	-	9,000

Issuance of common shares for Nex 2 and
$430K Options contingencies in
recapitalization transaction	2,452,393	2,452	-	-	(2,452)	-	-	-

Issuance of common shares for
contingencies in
Epoch transaction	350,341	350	-	-	(350)	-	-	-

Issuance of common stock upon exercise
of stock options	889,520	890	-	-	218,264	-	-	219,154

Issuance of Series A preferred shares	-	-	900	1	855,031	-	-	855,032

Restructure of Dolphin note	-	-	-	-	93,225	-	-	93,225

Issuance of warrants to purchase shares
of common stock	-	-	-	-	8,900	-	-	8,900

Net loss, December 31, 2003	-	-	-	-	-	-	(1,055,310)	(1,055,310)

Balance at December 31, 2003	31,747,912	$31,748	900	$1	$8,438,038	$-	$(6,996,853)	$1,472,934

See independent auditors' report and notes to financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

	2001	2002	2003

OPERATING ACTIVITIES
NET LOSS	$(2,802,633)	$(2,186,627)	$(1,055,310)
Adjustments to net loss:
Depreciation/amortization	367,279	638,567	688,324
Loss on disposal of fixed assets	112,600	11,327	4,738
Changes in operating assets & liabilities
Accounts receivable (net)	48,557	(224,285)	(142,207)
Prepaid expense	(86,803)	(41,199)	(81,801)
Other assets	15,642	(36,607)	(41,737)
Accounts payable	7,506	359,357	(84,741)
Accrued compensation	102,897	(28,509)	38,717
Deferred compensation	51,230	(51,230)	-
Accrued expenses	6,618	122,928	(69,579)

TOTAL CASH USED IN OPERATIONS	(2,177,107)	(1,436,278)	(743,596)

INVESTING ACTIVITIES
Redemption of certificate of deposit	60,709	-	-
Cash obtained from purchase of SiteStream	39,068	-	-
Additions to property & equipment	(210,943)	(26,892)	(79,826)
Proceeds from sale of equipment	-	8,094	4,000
Payments on purchase of SiteStream	(485,673)	-	-
Relief of restricted cash	-	-	50,000
Payments on purchase of assets from Epoch	-	-	(200,000)

NET CASH USED IN INVESTING ACTIVITIES	(596,839)	(18,798)	(225,826)

FINANCING ACTIVITIES
Payments on notes payable	(97,814)	(20,000)	-
Payments on notes payable to officer	-	(12,550)	-
Payments on capital leases	(122,558)	(282,032)	(342,396)
Proceeds from note payable	-	409,000	691,000
Advances from Sensar Corp.	-	500,000	-
Proceeds from recapitalization	-	1,114,806	-
Proceeds from exercise of stock options	-	117,680	222,380
Proceeds from issuance of preferred stock	865,000	-	-
Proceeds from sale of Series A preferred stock	-	-	900,000
Payment of costs associated with issuance of stock	-	(268,513)	(47,304)
Payment of loan costs	-	-	(60,744)
Proceeds from factor, net	-	-	142,118

NET CASH PROVIDED BY FINANCING ACTIVITIES	644,628	1,558,391	1,505,054)

NET INCREASE (DECREASE) IN CASH	(2,129,318)	103,315	535,632
Cash at the beginning of the period	2,263,514	134,196	237,511

Cash at the end of the period	$134,196	$237,511	$773,143

Supplementary disclosure of cash paid during the period for:
Interest	$40,148	$58,301	$123,495
Income taxes	$1,600	$1,600	$2,400
Equipment acquired under capital leases	$180,618	$373,232	$726,291

See independent auditors' report and notes to financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2002 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

VitalStream Holdings, Inc. ("VHI"), formerly known as Sensar Corporation, (together with its subsidiaries, the "Company"), is a streaming media and managed services company that offers a broad range of business-to-business Internet products and services, including live webcasting, audio and video streaming, media hosting and consulting services.

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

Although from a legal perspective, VHI acquired VitalStream in the VitalStream Merger, from an accounting perspective the VitalStream Merger is viewed as a recapitalization of VitalStream accompanied by an issuance of stock by VitalStream for the net assets of VHI. This is because VHI did not have operations immediately prior to the VitalStream Merger, and following the VitalStream Merger, VitalStream was the operating company. See Note 7.

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

As discussed in Note 14, on January 16, 2003, the Company consummated its acquisition of the hosting and colocation business of Epoch Hosting, Inc. and Epoch Networks, Inc. ("Epoch").

Liquidity

The Company has incurred recurring losses and had net losses aggregating $6 million for the fiscal years ended December 31, 2001, 2002 and 2003. The Company's business strategy includes attempting to increase its revenue through its strategic partnerships and by focusing its selling efforts towards larger enterprise clients. The Company intends to finance this portion of its business strategy by using its current working capital resources and cash flows from operations. Management believes its cash flows from operations, together with its liquid assets will be sufficient to fund ongoing operations through at least December 31, 2004. The Company's business strategy also includes the possibility of engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates. The Company would likely seek additional financing in order to pay for costs associated with attempts to accelerate its growth rate or associated with any mergers or acquisitions.

Principle of Consolidation

The consolidated financial statements include the accounts of VHI and its wholly-owned subsidiaries, VitalStream, Inc., SiteStream Incorporated and VitalStream Broadcasting Corporation. The term "Company" used herein means VitalStream Holdings, Inc. and its subsidiaries, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated. In February, 2003, SiteStream was merged into VitalStream, Inc.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Restricted cash is not considered part of cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

Accounts Receivable & Concentration of Business and Credit Risk

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

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make the required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer creditworthiness, and changes in customer payment terms when making estimates of the collectibility of the Company's trade accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer-specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. Based on the information available, management believes the Company's accounts receivable are collectible.

Property & Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the remaining lease term at the date of installation.

Restricted cash

The Company had $250,169 of restricted cash at December 31, 2003, securing a facility lease. This restricted cash was included in the assets purchased from Epoch (see Note 14).

Customer list

The company acquired a customer list valued at $160,851 with the acquisition of the Epoch assets on January 16, 2003 (see Note 14). This customer list is amortized over its estimated useful life of 36 months. The Company expensed $50,000 during the year ended December 31, 2003 with respect to this customer list.

Loan Costs

Loan costs are related to the Dolphin Notes (see Note 4). They are amortized over the term of the notes, 22 years. A total of $31,900 was expensed during the year ended December 31, 2003, including $29,252 related to the Old Dolphin Notes. Accumulated amortization of loan costs related to the new Dolphin Notes amounted to $2,648 at December 31, 2003.

Goodwill

Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable, adjustment is then made. To date, no such impairment has been recorded.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2002 and 2003, the Company's capital lease obligations, factoring liability and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.

Revenue consists primarily of fees for streaming media services, web hosting and managed services. Streaming media service fees, which are typically usage-based, are recognized as the service is provided. Web hosting and managed services fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided.

Research and Development

Research and development costs are expensed as incurred, and amounts to $274,232, $271,604 and $337,510 for the year ended December 31, 2001, 2002 and 2003, respectively.

Cost of Revenue

Cost of revenue includes the cost of license fees for operating systems software and the direct costs of operating the Company's network, including telecommunications charges and depreciation on the Company's data center equipment.

Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Warrants, and options to purchase shares of the Company's stock under its stock option plans, may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for 2001, 2002 and 2003 because they have an antidilutive effect in those periods.

Advertising Costs

Advertising and promotional materials are expensed when incurred. Total advertising costs were $146,414, $204,451, and $99,295 for the years ended December 31, 2001, 2002 and 2003, respectively.

Stock-Based Compensation

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25), and has adopted the "Disclosure only" alternative described in Statement of Financial Accounting Standards, (SFAS) No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the carrying amounts on the financial statements of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not, will not be realized based on available evidence.

Debt Restructuring

The Company accounted for its debt restructuring in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring. In accordance with this statement, the effects of the modifications of the terms of the notes payable are recognized prospectively, and do not change the carrying amount of the payable at the date of the restructuring.

Recently Issued Accounting Standards

SFAS 143. In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted SFAS 143 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 144. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include disposal transactions. We adopted SFAS 144 at the beginning of fiscal 2002. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 146. In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issues 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 148. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure requirements of this statement were effective for our fiscal year ended December 31, 2003.

SFAS 150. May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on our results of operations or financial position.

FIN 45. In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002 and the liability recognition requirements to all guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on our results of operations or financial position.

FIN 46. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIEs). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. We have evaluated our relationships and do not believe we have any consolidatable VIEs. As such, we do not believe the adoption of this requirement will have a material impact on our results of operations or financial position.

2.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,

	2002	2003

Computers and office equipment	$518,577	$1,063,128
Data center equipment	765,653	1,036,551
Furniture and fixtures	110,966	131,949
Leasehold improvements	256,630	608,090

	1,651,826	2,839,718
Less accumulated depreciation and amortization	842,766	1,438,787

	$809,060	$1,400,931

3.   FACTORING AGREEMENTS

On June 30, 2003, the Company obtained two accounts receivable factoring lines of credit with Alliance Bank that allow the Company to sell up to an aggregate $1,000,000 in accounts receivable to the bank. Pursuant to certain provisions of the Factoring and Security Agreements ("Factoring Agreements"), the bank will advance between 60% and 80% of the face amount of the invoice, at interest rates ranging from 13 1/2% to 15 1/2%. The Company has pledged substantially all of its assets to secure repayment of the factoring lines of credit. The Factoring Agreements automatically renew at the end of one year unless terminated earlier by either party. In order to be able to grant a security interest to Alliance Bank, the Company was required under the restrictive covenants related to the Dolphin Notes described in Note 4 to enter into an Amended and Restated Security Agreement with Dolphin granting Dolphin a security interest in substantially all of our assets other than our accounts receivable in order to secure the Dolphin Notes.

4.   NOTES PAYABLE AND DEBT RESTRUCTURING

On November 1, 2002, VHI entered into a Convertible Note and Warrant Purchase Agreement with Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P. (collectively, "Dolphin"). On January 15, 2003, the Initial Note Purchase Agreement was terminated and superseded by the Amended and Restated Note Purchase Agreement (the "Amended Note Purchase Agreement"). The transaction contemplated by the Amended Note Purchase Agreement was consummated on January 16, 2003.

Pursuant to the Amended Note Purchase Agreement, Dolphin invested $1.1 million in VHI in exchange for $1.1 million in 10% Convertible Promissory Notes (the "Old Dolphin Notes") and warrants to purchase common stock of VHI (the "Dolphin Warrants"). The proceeds of the Old Dolphin Notes were used in part, to pay the $200,000 cash portion of the purchase price under the Amended and Restated Asset Purchase Agreement with Epoch, described in Note 14, and related transaction expenses. Dolphin indirectly owned an approximately 95% equity interest in Epoch, and Salvatore Tirabassi, who was elected to the board of directors of VHI on January 9, 2003, is an affiliate of Dolphin.

The Old Dolphin Notes bore interest at the rate of 10% per annum, required quarterly payment of accrued interest and were due and payable in full on the third anniversary of the issue date. The Old Dolphin Notes were convertible into a number of shares of common stock of VHI constituting 13.2% of the outstanding shares of common stock of VHI on the closing date of the Epoch acquisition following the consummation of the Epoch acquisition (4,256,141 shares), subject to adjustment to avoid dilution from shares of common stock of VHI that were issued to former VitalStream shareholders under the contingent share provisions of the VitalStream Merger Agreement and that were issued to Epoch Hosting, Inc. pursuant to the Amended and Restated Asset Purchase Agreement. The Old Dolphin Warrants permitted the holder to purchase up to an aggregate of 2.38% of the outstanding common stock of VHI as of the close of the Epoch acquisition (766,105 shares), subject to adjustment on the same terms as the Dolphin Note, at an exercise price of $.34 per share during a three-year term. The Old Dolphin Warrants had been valued at $42,136. In addition, VHI paid Dolphin a financing fee of 95,539 shares of VHI common stock (valued at $25,000) and $42,500 in cash.

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

Pursuant to a Securities Exchange and Purchase Agreement dated September 30, 2003, (the "Purchase Agreement"), the Company and Dolphin exchanged the Old Dolphin Notes for $1.1 million in 7% Convertible Promissory Notes (the "Dolphin Notes") with different terms than the Old Dolphin Notes and amended various agreements and covenants associated with the Old Dolphin Notes. The Dolphin Notes mature on the earlier to occur of (a) January 15, 2025, or (b) consummation of a change of control transaction meeting certain criteria. Under the Dolphin Notes, interest accrues on the outstanding principal and accrued interest amounts, at the rate of 7% per annum and is compounded monthly. Interest on the Dolphin Notes accrues until January 15, 2006; after that date, interest does not accrue. Approximately $27,000 of accrued but unpaid interest under the Old Dolphin Notes was converted into accrued interest under the Dolphin Notes. Under the Dolphin Notes, quarterly interest payments are not required; interest is payable in cash at maturity, or in cash or common stock (at the Company's election) upon conversion of the principal amount of the Dolphin Notes into common stock. If a Dolphin Note is converted into 2003 Series B Preferred Stock ("Series B Preferred"), the interest becomes an accrued dividend. The principal amount of the Dolphin Notes is convertible into common stock at a rate of $.1997 per share, decreased from $.2349 per share under the Old Dolphin Notes, or into any subsequently issued preferred stock at a rate equal to the sale price of such preferred stock. The Dolphin Notes are also convertible into Series B Preferred at a rate of 1 share per $1,000 principal amount. The terms of the Series B Preferred closely mirror the terms of the Series A Preferred described in Note 8 below, except the conversion rate is the same as the Dolphin Notes. The terms of the Dolphin Notes require the holder to convert into Series B Preferred or common stock if the common stock has become listed on an exchange or NASDAQ, or if, upon conversion, as a result of converting the Dolphin Notes (debt) into Series B Preferred or common stock (shareholders' equity), the Company's common stock would qualify for listing on an exchange or NASDAQ. Like the Old Dolphin Notes, the Dolphin Notes are initially not prepayable unless the Company meets certain debt/equity ratio and current ratio tests, and pays a 10% premium. The Dolphin Notes are prepayable after October 2006 without limitation and without a premium. The Dolphin Notes contain various restrictive covenants related to future operation of the Company and are secured by an Amended and Restated Security Agreement. Pursuant to the Amended and Restated Security Agreement, the Company granted Dolphin a security interest in all of its assets (other than accounts receivable) until the earlier to occur of the date the Dolphin Notes are paid in full or the date the security interest the Company granted to Alliance Bank in connection with its accounts receivable financing is terminated.

In addition, in connection with the exchange of the Old Dolphin Notes for Dolphin Notes, the warrants to purchase common stock (the "Old Warrants") issued to Dolphin in connection with their purchase of the Old Dolphin Notes were exchanged for Amended and Restated Warrants (the "New Warrants"). The New Warrants have an exercise price of $0.30 per share, compared to $0.34 per share under the Old Warrants, expire on September 30, 2006, compared to January 15, 2006 for the Old Warrants, and like the Old Warrants, permit the holder to purchase a formula-determined number of shares of common stock (currently 842,825 shares). The value of the new warrants is $123,895, and additional legal fees of $44,078 brought the total loan costs to $226,035, which will be amortized over the life of the notes payable. The new effective discounted interest rate, excluding amortization of loan costs, resulting from the debt restructuring accounted for under SFAS 15 is approximately 0.75%. Had the Company accounted for its interest under the terms of the contract, which provide for an interest rate of 7% until 2006, the amount of the liability would have increased by $19,000.

5.   INCOME TAXES

The primary difference between the Company's effective income tax rate and the statutory federal tax rate for the year ended December 31, 2003, relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of their realization. The Company recorded a valuation allowance for 100% of its deferred tax benefit, which is mainly comprised of its loss carryforwards.

At December 31, 2003, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $7,700,000 and $4,300,000, respectively, which begin to expire in 2007. Because of statutory "ownership changes," the amount of net operating losses which may be utilized in future years is subject to significant limitations.

A reconciliation of income tax expense that would result from applying the domestic federal statutory rate to pre-tax income from continuing operations, with income tax expense presented in the financial statements is as follows:

	2001	2002	2003

Income tax at the Federal
Statutory rate (34%)	$(950,000)	$(730,000)	$(350,000)
State franchise tax at 8.84%	(250,000)	(190,000)	(90,000)
Rebate for franchise tax	85,000	65,000	30,000
Valuation allowance	1,116,600	856,600	410,400

	$1,600	$1,600	$2,400

6.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases facilities and equipment under various lease arrangements. The lease terms range from month-to-month to six years. In November 2002 and August 2003, the Company amended its lease agreement for its corporate facilities located in Irvine, California, extending the term to October 31, 2006, and adding additional space. The Company is required to pay its pro rata share of all taxes, building maintenance costs and insurance. Annual base rental lease payments are as follows:

November 1, 2003 - October 31, 2004	$132,948
November 1, 2004 - October 31, 2005	$138,036
November 1, 2005 - October 31, 2006	$143,136

In connection with the acquisition of the hosting and colocation assets of Epoch (see Note 14), the Company assumed a sublease for 16,577 rentable square-feet in Los Angeles, California. The sublease expires on February 27, 2009. Annual base rental payments for this facility are approximately $364,694 until November 2004, and $397,848 thereafter.

Operating lease expense was $172,623, $215,606, and $589,943 for the years ended December 31, 2001, 2002 and 2003, respectively. Assets capitalized under capital leases totaled $573,464 and $1,111,614 at December 31, 2002 and 2003, respectively. Amortization of assets capitalized under capital leases is included in depreciation and amortization expense.

Future minimum annual lease payments under noncancelable lease arrangements at December 31, 2003 are as follows:

Calendar Year	Capital leases	Operating Leases	Rent

2004	$429,322	$15,051	$502,776
2005	325,314	14,104	536,734
2006	120,625	5,506	517,128
2007	-	193	397,848
2008	-	-	397,848
2009	-	-	65,124

Totals	$875,261	$34,854	$2,417,458

Less Interest	(180,686)

	694,575
Less current portion	(316,988)

Due after 1 year	$377,587

Contractual Commitments

The Company entered into contracts with telecommunication providers under which the Company has committed to a minimum usage to be purchased from these providers. The Company is committed to spend a minimum of $1,007,000 in 2004, and $247,000 in 2005.

Employment Agreements

The Company has employment agreements with five (5) of its executives, which provide for minimum aggregate annual base salaries of $690,000 annually. The employment agreements for three (3) of the executives provide for bonuses to be paid, based upon achieving targets that are approved by the Company's board of directors. While each respective executive's employment is terminable at will by the Company, severance payments are provided for in case of termination without cause, as is defined in the employment agreements.

Legal Matters

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management, that such litigation and claims will be resolved without a material adverse effect on the Company's financial position.

7.   RECAPITALIZATION

On April 23, 2002, VHI and VitalStream Operating Corporation, a wholly-owned subsidiary of VHI ("Merger Sub"), consummated the VitalStream Merger, pursuant to which Merger Sub was merged with and into VitalStream, with VitalStream surviving as a wholly-owned subsidiary of VHI. This transaction was recorded as a recapitalization. Prior to the VitalStream Merger, VHI was not an operating company, and its assets consisted principally of cash of approximately $1,100,000 and a note receivable from VitalStream for $500,000. Under the terms of the VitalStream Merger, VHI issued 19,438,895 shares of VHI common stock to the former shareholders of VitalStream (including 1,757,981 shares issued in December 2002, and 2,452,393 shares issued in May 2003, both as contingent consideration) in exchange for all of the outstanding shares of VitalStream.

In addition, options and warrants to purchase VitalStream common stock that were outstanding when the VitalStream Merger closed were automatically converted into options and warrants to purchase VHI common stock. The replacement options and warrants have the same vesting terms, expiration date and aggregate exercise price as the options or warrants being replaced. The replacement options and warrants permit the holder to purchase a number of shares of VHI common stock equal to the number of shares of VHI common stock the holder would have received in the VitalStream Merger had the holder exercised the option in full, immediately prior to the VitalStream Merger. Nonetheless, the number of shares of VHI common stock subject to the replacement options and warrants at December 31, 2003 is 2,376,854 shares of VHI common stock.

8.   SHAREHOLDERS' EQUITY

In September 2001 VitalStream received $865,000 from the sale of 1,730,000 shares of Series C convertible preferred stock ("Series C Preferred Stock") in a private placement to a group of investors. Such shares of Series C Preferred Stock converted into an aggregate of 1,257,589 shares of VHI common stock in the VitalStream Merger. The shares of Series C Preferred Stock have been retroactively restated to present the number of shares outstanding after the VitalStream Merger.

The number of shares of common stock of VitalStream was also retroactively restated to present the number of shares after their conversion into VHI common stock in the VitalStream Merger. For all such restatements, we used the conversion rate of .72693 shares of VHI common stock for every share of VitalStream common stock.

Subsequent to April 23, 2002, contingent shares and options that were issued to the former shareholders and optionholders of VitalStream, pursuant to the terms of the merger, were as follows:

Date	Number of Shares	Number of Options

December 23, 2002	1,757,981	208,512
May 13, 2003	2,452,393	283,075

Totals	4,210,374	491,587

On September 30, 2003, the Company entered into a Purchase Agreement described above among the Company, Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P. and their affiliates and certain members of the Company's management team. Pursuant to the Purchase Agreement, at the same time as the note exchange described in Note 4 above, Dolphin purchased $550,000 in shares of 2003 Series A Preferred Stock ("Series A Preferred") and associated warrants at a purchase price of $1,000 per unit, with each unit comprised of one share of Series A Preferred and a warrant (an "Additional Warrant") to purchase 833⅓ shares of common stock at an exercise price of $0.30 per share during a three-year term. Certain members of the Company's executive management team purchased for cash, $350,000 in the Series A Preferred and Additional Warrants on the same terms. Each share of Series A Preferred has a liquidation value of $1,000. Dividends accrue on the liquidation value of the Series A Preferred, and on accrued but unpaid dividends, at the rate of 7% per annum until January 15, 2006; after that date, dividends do not accrue. Dividends are payable when, as and if determined by the Company's Board of Directors, except payment is required in connection with a conversion of the Series A Preferred to common stock (in cash or common stock, at the election of the Company) or redemption (in cash). The liquidation value of each share of Series A Preferred is convertible into common stock at the rate of $0.235 per share, subject to weighted average adjustment for future issuances below conversion price. Shares of Series A Preferred are redeemable at the option of the Company at any time after September 30, 2009. The Company must redeem the Series A Preferred in connection with a change of control transaction. The redemption price of each share of Series A Preferred is the liquidation value plus accrued but unpaid dividends with respect to such share. Shares of Series A Preferred vote with the common stock on an as-converted basis. The shares of Series A Preferred contain various restrictive covenants related to the future operations of the Company.

At December 31, 2003, 16,998,889 shares of VHI common stock were reserved for issuance as follows:

Convertible Notes	5,508,662
Preferred Stock	3,829,788
Warrants currently issued and outstanding	3,075,827
Options currently issued and outstanding	4,584,612

Total	16,998,889

9.   STOCK OPTIONS, WARRANTS AND STOCK GRANTS

VitalStream had a stock option/stock issuance plan (the "VitalStream Stock Option Plan") that provided for the granting of incentive stock options, non-statutory stock options or shares of common stock directly to certain key employees, members of the Board of Directors, consultants and independent contractors according to the terms of the plan. All options by VitalStream prior to April 23, 2002 were issued under the VitalStream Stock Option Plan. Stock grants made under the VitalStream Stock Option Plan amounted to 0, 500,000 and 0 VitalStream shares (0, 363,465 and 0 VHI shares) in 2001, 2002 and 2003, respectively. The VitalStream Stock Option Plan provided for issuance of options to purchase common stock of the Company at 100% of the fair market value at the time of grant with vesting generally over a three-year period. Options under the VitalStream Stock Option Plan were issued solely to employees and consultants of the Company. In May 2001, the board of directors, with shareholder approval, increased the amount of shares available for grant by 2,000,000, taking the total amount available to 4,000,000.

On April 23, 2002, in connection with the VitalStream Merger, stock options granted under the VitalStream Stock Option Plan were converted into options granted under the VHI 2001 Stock Incentive Plan (Amended and Restated) (the "VHI Stock Option Plan"). The VitalStream stock options were converted at the same conversion rate as the shares of common stock, .72693 shares of VHI common stock (.92791 after adjustment for contingencies) for every share of VitalStream common stock subject to the option. The terms of the replacement options issued under the VHI Stock Option Plan are the same as the options issued under the VitalStream Stock Option Plan in all material respects. The number of stock options disclosed below in the summary of stock option activity has been restated to reflect the conversion of VitalStream options into VHI options. Prior to the VitalStream Merger, there were 2,690,000 options to purchase VHI common stock outstanding under the VHI Stock Option Plan held by the present and former VHI officers and directors. Such options remained outstanding following the VitalStream Merger (and because the VitalStream Merger is treated as a recapitalization of VitalStream for accounting purposes, such options are treated as having been assumed by VitalStream in the VitalStream Merger in these financial statements). Such options were fully vested at December 31, 2003, 690,000 expired in April 2003, 1,360,240 were exercised and the remaining 639,760 expire May 2004. The VHI Stock Option Plan was adopted by the Company's Board of Directors in January of 2002, reserving 8,000,000 shares for issuance, which plan was then subsequently approved by the shareholders in January 2003.

On November 25, 2003 and September 2, 2003, two of the former Sensar directors (who were also officers) and two additional former Sensar directors, respectively, entered into agreements whereby certain provisions of their respective option agreements were amended. Each individual had a number of options with an exercise price of $0.25 per share ("$0.25 Options"), and a certain number of options with an exercise price of $0.46 per share ("$0.46 Options"). In exchange for their exercise of a certain number of their $0.25 Options prior to December 31, 2003, on January 1, 2004, the exercise price of the $0.46 Options would be reduced to $0.25 per share. Each individual exercised the appropriate number of $0.25 Options prior to December 31, 2003, and as a result, on January 1, 2004, the exercise price of the $0.46 Options for all four individuals was changed to $0.25 per share.

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred had the Company accounted for its employee stock options under the fair value method of that statement.

The fair value of options granted by the Company have been estimated at $0, $40,000 and $49,000, at the date of grant, for the years ended December 31, 2001, 2002 and 2003, respectively, using the Black-Scholes valuation method with the following assumptions:

	2001	2002	2003

Risk free interest rate	5%	3.87% to 5.16%	2.27% to 3.37%
Stock volatility factor	30%	30%	20%-33%
Weighted average expected option life	5 years	5 years	5 years
Expected dividend yield	None	None	None

No compensation expense was recorded for the years ended December 31, 2001, 2002 and 2003. For purposes of determining pro forma amounts, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's compensation expense used in determining the pro forma information may not be indicative of such expense in future periods.

The pro forma net loss per share had the Company accounted for its options using FAS 123 would have been as follows:

	2001	2002	2003

Net loss reported	$(2,802,633)	$(2,186,627)	$(1,055,310)

Basic and diluted loss per share as reported	(0.21)	(0.10)	(0.04)

Stock-based employee compensation cost, net of related tax effect included in the determination of net loss as reported	-	-	-

Total stock-based employee compensation, net of related tax effect that would have been included in the determination of net loss if the fair value-based method would have been applied to all awards	-	(3,300)	(17,000)

Pro forma net loss as if the fair value-based method had been applied to all awards	(2,802,633)	(2,189,927)	(1,072,310)

Pro forma basic and diluted loss per share as if the fair value method had been applied to all awards	(0.21)	(0.10)	(0.04)

A summary of the VHI stock option activity and related information follows:

	December 31, 2001		December 31, 2002		December 31, 2003

	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding - beginning of year	364,678	$0.61	1,979,553	$0.58	4,913,981	$0.41
Granted	1,654,129	$0.59	703,731	$0.45	1,179,500	$0.33
Sensar options assumed	-	$-	2,690,000	$0.31	-	$-
Contingent options earned	-	$-	208,512	$-	283,075	$-
Exercised	-	$-	(470,720)	$0.25	(889,520)	$0.25
Forfeited	(39,254)	$1.13	(197,095)	$0.69	(902,424)	$0.36

Outstanding - end of period	1,979,553	$0.58	4,913,981	$0.41	4,584,612	$0.41

Exercisable at the end of period	274,368	$0.63	3,425,232	$0.39	2,845,891	$0.44

Weighted average fair value of
options granted during the year		$0		$40,000		$49,000

The details of the VHI options outstanding as of December 31, 2003 are as follows:

	Options Outstanding			Options Exercisable

Range of Exercisable prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.20 - $0.30	702,760	3.74	$0.24	89,760	$0.25
$0.32 - $0.47	3,242,579	2.65	$0.37	2,295,416	$0.38
$0.52 - $0.67	248,000	3.45	$0.58	91,666	$0.52
$0.88	391,273	2.16	$0.88	369,049	$0.88

Total	4,584,612	2.82	$0.41	2,845,891	$0.44

Stock Warrants

On April 23, 2002, VHI granted warrants to purchase shares of VHI's common stock as finders' fees as follows:

Number of shares	Per Share Exercise Price	Expiration date

637,500	$0.50	April 23, 2005
212,500	$0.50	April 23, 2005

These warrants were related to the VitalStream Merger, which was accounted for as a recapitalization, and therefore, no value was assigned to these warrants. These warrants became exercisable on their grant date. Originally, these warrants had an expiration date of October 23, 2003. In conjunction with an amendment to a finders' fee agreement, the expiration date was extended to April 23, 2005.

On May 7, 2002, the Company granted to its investment banker a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $0.45 per share. The warrant became exercisable on the grant date, and expires on May 7, 2007. No value was assigned to this warrant.

On November 26, 2002, the Company granted to Dolphin, a warrant to purchase 842,825 shares of the Company's common stock at an exercise price of $0.34 per share. The warrant became exercisable on the grant date, and expires on November 26, 2005. A value of $42,136 was originally assigned to this warrant, and was recorded as deferred loan cost, which was amortized over the three year term of the loan. On September 30, 2003, the purchase price of these warrants was reduced to $0.30 per share in connection with the debt restructuring, and the expiration date was changed from November 2005 to September 2006. The change in terms changed the value of these warrants to $123,000, which created an increase of the loan cost by $93,225. Such costs are being amortized over the term of the loan.

On January 16, 2003, the Company granted to its investment banker, a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $0.35 per share, and a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $0.26 per share. The warrants became exercisable on the grant date, and expire on January 16, 2008. These warrants were valued at $9,000 and were recorded as loan costs to be amortized over the life of the loan.

On September 30, 2003, in conjunction with the sale of shares of preferred stock described in Note 8, a warrant to purchase 458,333 shares of the Company's common stock at an exercise price of $0.30 per share was issued to Dolphin and warrants to purchase an aggregate of 291,667 shares of the Company's common stock at an exercise price of $0.30 per share were issued to five of the Company's executive officers. The warrants became exercisable on the grant date, and expire on September 30, 2006.

On October 21, 2003, the Company granted to one of its vendors a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $0.36 per share in conjunction with an amendment to a prior revolving lease line of credit agreement. The warrant became exercisable on the grant date, and expires on October 21, 2006. This warrant was valued at $3,200.

On November 3, 2003, the Company granted to an individual, a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.48 per share in conjunction with an agreement to provide investor relations services to the Company. The warrant vests in equal quarterly installments over a one-year period, and expires on November 3, 2006. The warrant was valued at $5,700.

As of December 31, 2003 the following warrants were outstanding:

Number of shares	Per Share Exercise Price	Expiration date

850,000	$0.50	April 23, 2005
123,724	$0.41	July 31, 2005
1,592,825	$0.30	September 30, 2006
9,278	$0.54	October 15, 2006
25,000	$0.36	October 21, 2006
50,000	$0.48	November 3, 2006
25,000	$0.45	May 7, 2007
200,000	$0.35	January 16, 2008
200,000	$0.26	January 16, 2008

Total 3,075,827

10.   CONCENTRATIONS

At December 31, 2003, financial instruments that potentially subject the Company to credit risk, consist principally of cash, cash equivalents and restricted cash held at banks in excess of federally insured limits by approximately $800,000.

For 2003, the Company had a major customer who represented approximately 18% of total revenue for the year.

Total accounts receivable from two customers accounted for approximately 26% of total accounts receivable at December 31, 2003.

11.   SITESTREAM PURCHASE

In March 2001, the Company acquired SiteStream, which became a wholly-owned subsidiary of the Company. The total consideration given in the transaction was 2,900,407 shares of VitalStream common stock (2,691,317 shares of VHI common stock), $22,500 cash to two dissenting shareholders and $706,740 of note forgiveness. The Company recorded the acquisition under the purchase method of accounting. Goodwill of $986,565 was recorded on the Company's financial statements as a result of the transaction. The Company recorded $24,665 of amortization during the year ended December 31, 2001, before FAS No. 142 was adopted.

In connection with the SiteStream transaction (and under separate employment agreements with them), the Company issued, subsequent to December 31, 2001, to two former executive officers of SiteStream and now employees of the Company, a total of 90,184 shares of the VitalStream common stock. Of the 90,184 shares, 50,854 shares were issued on January 16, 2002 and 39,330 shares were issued on February 1, 2002 (for a total of 83,683 shares of VHI common stock).

12.   SENSAR/VITALSTREAM MERGER

On April 23, 2002, VHI and Merger Sub consummated the VitalStream Merger with VitalStream, pursuant to which Merger Sub was merged with an into VitalStream, with VitalStream surviving as a wholly-owned subsidiary of VHI.

As a result of the VitalStream Merger, all of the outstanding shares of VitalStream capital stock were converted into the right to receive an aggregate of 15,228,521 shares of VHI common stock, plus additional shares as contingent consideration if certain conditions were met. As part of the contingent consideration, 1,757,981 shares and 2,452,393 shares were issued, during the years ended December 31, 2002 and 2003, respectively, representing approximately 73.9% of total shares of VHI immediately following the merger (plus contingent shares issues). All other contingencies had expired at December 31, 2003.

VHI assumed the VitalStream Stock Option Plan and all outstanding options and warrants to purchase VitalStream common stock. Such options and warrants together total 2,376,854 shares of VHI common stock as of December 31, 2003, after issuance of options under the contingencies above.

13.   RELATED PARTY TRANSACTIONS

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

In September 2001, four of the company's officers (two of whom are also directors) and a director purchased a total of 400,000 shares of the Company's Series C Preferred Stock in the Company's private placement at a price of $0.50 per share, described in Note 8. Shares were purchased at the offering price.

On November 1, 2001, the Company granted to three of its executive officers options to purchase 1,500,000 shares of VitalStream common stock (1,391,871 shares of VHI common stock), at an exercise price of $0.30 per share ($0.32 per share converted).

During 2002, two of VHI's former directors and executive officers exercised options to purchase 470,720 shares of VHI common stock at an exercise price of $0.25 per share.

In January 2002 and February 2002, VitalStream issued to two of its executive officers a total of 90,184 shares of VitalStream common stock as a bonus (83,683 shares of VHI common stock).

On January 1, 2002, VitalStream granted to one of its executive officers 500,000 shares of its common stock (463,957 shares of VHI common stock).

In May 2002, a note payable for $50,000 to one of the Company's officers was purchased by an employee of the Company. Immediately after the purchase, the note was then converted into VHI common stock at a price of $0.37 per share.

On May 10, 2002, the Company granted to two if its executive officers and one if its directors options to purchase 115,000 shares of its common stock at an exercise price of $0.47 per share.

On September 9, 2002, the Company granted to one if its directors an option to purchase 50,000 shares of its common stock at an exercise price of $0.52 per share.

On October 10, 2002, the Company granted to one of its executive officers an option to purchase 250,000 shares of its common stock at an exercise price of $0.40 per share.

In addition, upon closing of the VitalStream Merger, consulting agreements between VHI and each of the former Chief Executive Officer of VHI, and the former Chief Operating Officer of VHI, became effective. Under such consulting agreements, each of the two individuals terminated his employment agreement with VHI, including all severance rights arising under such employment agreement, and agreed to provide consulting services to VHI. The former Chief Executive Officer received a consulting fee of $8,000 per month through December 31, 2002, and the former Chief Operating Officer received a consulting fee of $12,000 per month through December 31, 2002.

On January 27, 2003, the Company granted to one of its directors an option to purchase 200,000 shares of its common stock at an exercise price of $0.26 per share.

On April 1, 2003, the Company granted to one of its executive officers an option to purchase 250,000 shares of its common stock at an exercise price of $0.20 per share.

On June 16, 2003, the Company granted to one of its executive officers an option to purchase 75,000 shares of its common stock at an exercise price of $0.30 per share.

In September 2003, five of the company's officers (one of whom is also a director), purchased shares of the Company's Series A Preferred Stock in the Company's private placement described in Note 8. The five officers purchased $350,000 in shares of Series A Preferred and associated warrants at a purchase price of $1,000 per unit, with each unit comprised of one share of Series A Preferred and an Additional Warrant to purchase 833⅓ shares of common stock at an exercise price of

$0.30 per share during a three year term. Shares were purchased at the offering price.

14.   ACQUISITION OF HOSTING BUSINESS

On January 16, 2003, the Company acquired the Hosting Business of Epoch Hosting, Inc., and Epoch Holdings, Inc. through an Amended and Restated Asset Purchase Agreement. Pursuant to the agreement, VitalStream paid $200,000 in cash, and issued 3,498,419 shares of common stock subsequently followed by an additional 350,341 shares of common stock (together representing 12.5% of outstanding shares after the issuance). At December 31, 2002, the Company had disbursed $101,653 in direct costs related to the asset acquisition. The assets acquired, the liabilities assumed and the consideration given were as follows:

Assets acquired:
Fixed assets	$422,000
Certificate of Deposit	300,000
Customer list	161,000

Liabilities assumed:
Accrued liabilities	(16,000)
Legal fees	(230,000)

Net value acquired	$637,000

Consideration paid:
Cash	$200,000
Equity issued	437,000

Total consideration paid	$637,000