Form 10-K/A
period 2003-12-31
VITALSTREAM HOLDINGS INC
filed 2004-04-29
CIK 789851

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      Certain biographical information is furnished below with respect to the directors of the Company:

Name	Age(1)	Positions	Director Since	Term Expires at Annual Meeting in (2)

Paul S. Summers	38	Chairman of the Board of Directors, President, and Chief Executive Officer	April 2002	2004

Philip N. Kaplan	37	Director, Chief Operating Officer, and Secretary	April 2002	2006

Charles Lyons	49	Director	January 2003	2005

Raymond L. Ocampo Jr.	51	Director	April 2004	2004

Salvatore Tirabassi	32	Director	January 2003	2005

Leonard Wanger	38	Director	April 2002	2006

(1)	As of December 31, 2003
(2)	Pursuant to the Company's By-Laws, the directors terms expire at the Annual Meeting three years after election or until their successors are elected.

      The following paragraphs set forth certain biographical information about each of the foregoing:

      Paul S. Summers has served as Chairman, President and Chief Executive Officer of the Company since its merger with VitalStream, Inc. in April 2002. Prior to the merger, Mr. Summers served as Chairman, President and Chief Executive Officer of VitalStream, Inc. since its inception in March 2000. Prior to founding VitalStream, Inc., Mr. Summers was Co-Founder, President and Chief Executive Officer of AnaServe, Inc. AnaServe was a web hosting company, founded in 1995, that was acquired by Concentric Network Corporation in August 1998. Mr. Summers remained employed by Concentric until April 1999. Mr. Summers holds a Bachelor of Science degree in marketing with an emphasis in advertising from the University of Southern California.

      Philip N. Kaplan has served as Chief Operating Officer, Secretary and Director of the Company since its merger with VitalStream, Inc. in April 2002. Prior to the merger, Mr. Kaplan served as Chief Operating Officer, Secretary and a Director of VitalStream, Inc. since its inception in March 2000. Mr. Kaplan was also co-founder of AnaServe, Inc. where he held the position of Senior Vice President, Secretary and Treasurer from its formation in 1995 until its acquisition by Concentric Network Corporation in August 1998. Mr. Kaplan remained employed by Concentric until April 1999. Mr. Kaplan received a Bachelor of Arts degree in Economics with a minor in Russian language from the University of California, Davis.

      Charles Lyons has served as Director of the Company since January 2003. Mr. Lyons is currently Chief Executive Officer/Partner of Beacon Pictures, a film and television company, and the Chairman of the Board of Directors of RBG Capital Group, a venture capital firm. From September 1990 to November 1999, Mr. Lyons served as the Chairman of the Board of Directors and Chief Executive Officer of Ascent Entertainment Group, an entertainment company which was acquired by AT&T Liberty Media. Ascent was the majority shareholder of On Command Corporation (largest hotel cable company in the world), and was the sole owner of Ascent Network Services (provider of broadcast and network services to the NBC television network), Beacon Communications (filmed entertainment), the National Basketball Association Denver Nuggets, the National Hockey League Colorado Avalanche, and the developer and financier of a $200 Million sports and entertainment facility (the Pepsi Center in downtown Denver, Colorado), and founded Colorado Studios in partnership with Liberty Media Group, the leading Colorado-based production company. From 1982 through 1990 Mr. Lyons held numerous executive positions at Marriott Corporation. Mr. Lyons is a past board member of the National Basketball Association and the National Hockey League. Mr. Lyons is also the founding board member of the Women's National Basketball Association.

      Raymond L. Ocampo Jr. was appointed as a director of the Company in April 2004. Mr. Ocampo has been the President and Chief Executive Officer of Samurai Surfer L.L.C. (consulting and investments) since 2004, and has been a member of the board of directors of the Berkeley Center for Law & Technology (a business and technology program affiliated with a major university) since January 2000 and served as Executive Director from 1996 through 1998. From 1996 through 2004, he has been a private investor and consultant, including serving as an expert witness and mediator. Mr. Ocampo was Senior Vice President, General Counsel and Secretary at Oracle Corporation (computer software) from September 1990 until his retirement in November 1996. Mr. Ocampo joined Oracle in July 1986 and held various senior and executive positions with Oracle until retirement. Mr. Ocampo is a member of the boards of directors of PMI Group, Inc, Keynote Systems, Inc., Intraware, Inc. and CytoGenix, Inc. He received his undergraduate degree from U.C.L.A. and his law degree from Boalt Hall School of Law at the University of California, Berkeley.

      Salvatore Tirabassi has served as Director of the Company since the acquisition of Epoch Hosting, Inc. ("Epoch") in January 2003. Mr. Tirabassi is currently a Principal of Dolphin Equity Partners, a venture capital fund. From May 1998 to July 1999, Mr. Tirabassi served as a marketing consultant to Diamond Lane Communications, a telecommunications equipment company; from May 1997 to May 1998, he studied at the University of Pennsylvania; and from December 1993 to April 1997, he served as a marketing consultant to Diefenbach Elkins (Futurebrand). Mr. Tirabassi received a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, a Master of Science degree in Telecommunications and Networking Engineering from the University of Pennsylvania and an AB from Harvard College in philosophy and foreign languages.

      Leonard Wanger has served as Director of the Company since its merger with VitalStream, Inc. in April 2002. Mr. Wanger served as a Director of VitalStream, Inc. from May 2001 until the time of the merger of the Company with VitalStream, Inc. Since June 2002, Mr. Wanger has been a securities analyst at William Harris Investors. Additionally, he has served as an outside advisor to Acorn Funds and Wanger Asset Management, providing analysis on companies in software, computer graphics, and biotechnology. From 1999 until 2002, he served as Director of Engineering for MDL Information Systems (a Reed Elsevier company), a company engaged in drug discovery informatics. He served, commencing in 1995, as Director of Engineering for Interactive Simulations, Inc., a venture-backed start-up providing molecular modeling software for the pharmaceutical industry that was purchased by MDL in 1999. Mr. Wanger has a Bachelor of Science degree in computer science from the University of Iowa and a Masters of Architectural Science from Cornell University.

      No family relationship exists among any of the director nominees and any other directors or officers of the Company. In April 2004, the Board of Directors appointed an Audit Committee consisting of Charles Lyons, Leonard Wanger and Raymond L. Ocampo to begin operating in May 2004. All members of the Audit Committee are independent according to Nasdaq's listing standards and Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act, and the Board of Directors of the Company has determined that the Audit Committee has one member qualifying as an audit committee financial expert, as defined in Item 401(h) of Regulation S-K. The person the Board of Directors has determined is an audit committee financial expert is Leonard Wanger.

Executive Officers and Key Employees

      In addition to Messrs. Summers and Kaplan, whose biographies are set forth above, certain biographical information is furnished below with respect to the following executive officers and key employees of the Company and its subsidiaries:

Name	Age(1)	Position	Officer Since

David R. Williams	40	Vice President of Operations	April 2002

Stephen Smith	36	Chief Technical Officer	April 2002

Michael F. Linos	44	Vice President of Sales	August 2003

Arturo Sida	49	Vice President & General Counsel	April 2003

Patrick Deane	37	Vice President of Finance	October 2003

(1)	As of December 31, 2003

      David R. Williams has served as Vice President of Operations of the Company since its merger with VitalStream, Inc. in April 2002. Prior to the merger, Mr. Williams served as Vice President of Operations of VitalStream, Inc. Mr. Williams co-founded SiteStream Incorporated ("SiteStream") in 1999 and served as President and Chief Executive Officer of SiteStream until SiteStream's acquisition by VitalStream, Inc. in March 2001. Prior to joining SiteStream, Mr. Williams formed C4 Holdings Inc., a private equity investment fund focusing on the acquisition of small, established businesses, in 1995. Mr. Williams earned a BS in Business Administration from the University of Southern California (1986) and received an MBA from the Wharton School of the University of Pennsylvania (1992).

      Stephen Smith has served as Chief Technical Officer of the Company since its merger with VitalStream, Inc. in April 2002. Mr. Smith served as Chief Technical Officer of VitalStream, Inc. from March 2001 until the time of the merger of the Company with VitalStream, Inc. Mr. Smith co-founded SiteStream Incorporated in 1999 and served as SiteStream's Senior Vice President of Technology. Mr. Smith served as Chief Technical Officer for AnaServe, Inc. from 1995 until August 1998, when Concentric Networks acquired AnaServe. Mr. Smith holds a certification from Santa Cruz Operation for SCO UNIX and possesses specialized training for Microsoft, Silicon Graphics, Sun Microsystems, Cisco, FORE Systems ATM, Intel, Digital Equipment Corporation, and 3-COM products and services.

      Michael F. Linos has served as Vice President of Sales of the Company since August 2003. Prior to joining the Company, Mr. Linos served as Vice President of Sales in the eBusiness Division and the Enterprise Hosting Division at NTT/Verio from 1999 to 2002. From 1994 through 1998, Mr. Linos served as President and CEO of Affinity Software, a privately held enterprise software development and sales company. Mr. Linos has a Bachelor of Science from the University of Dayton (1981) and a Masters in Business Administration from the Northwestern University Kellogg School of Management (1986).

      Arturo Sida has served as Vice President, General Counsel and Assistant Secretary of the Company since April 2003. Mr. Sida served as Vice President, Legal and Assistant Secretary of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to late 2002, and as Vice President, Legal and Assistant Secretary of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, from 1991 until its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. Mr. Sida earned a Bachelor of Arts degree from Stanford University (1977) and a Juris Doctor degree from the University of California, Berkeley (1980).

      Patrick H. Deane has served as Vice President of Finance of the Company since November 2003. Prior to that, Mr. Deane served as Controller of VitalStream, Inc., a predecessor of and now a subsidiary of the Company, since January 2001. Prior to joining the Company, Mr. Deane served as Controller of ITB, a Beneventure Capital Portfolio Company from 2000 to 2001. From 1999 through 2000, Mr. Deane served as Controller of MSI, a privately held Internet ticketing software development and sales company. Mr. Deane has a Bachelor of Arts in Business Administration from California State University at Fullerton (1992) and a Masters in Business Administration from the Pepperdine University Graziadio School of Business and Management (2002).

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, as well as persons who beneficially own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that no forms were delinquent or were not filed during the most recent fiscal year or prior years (to the extent not previously disclosed), except that Michael F. Linos, an executive officer of the Company, filed a Form 4 reporting an initial stock option grant under the Company's 2001 Stock Incentive Plan after its due date in 2003, and Patrick H. Deane did not timely file a Form 3 reporting his initial beneficial ownership of securities upon his becoming an officer of the Company in 2003.

Code of Ethics

      The Company has adopted the VitalStream Holdings, Inc. Code of Ethics for Financial Managers, which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934. The Company intends to post the Code of Ethics and any amendments to or waivers from the Code Ethics on our website at www.vitalstream.com.com under "Investor Relations."

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth the aggregate compensation earned during each of 2001, 2002 and 2003 by the Chief Execution Officer of the Company and the four executive officers of the Company as of December 31, 2003, in addition to the Chief Executive Officer, that received the most total compensation during 2003 (the "named executive officers").

Long Term Compensation

		Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation(1) ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Paul S. Summers, CEO and Chairman of the Board(2,3)	12/31/03 12/31/02 12/31/01	$154,000 127,000 89,500	-- -- --	$8,654 7,465 7,102	-- -- --	-- -- --	-- -- --	-- -- --
Philip N. Kaplan, Director, Chief Operating Officer and Secretary(2,3)	12/31/03 12/31/02 12/31/01	$149,000 127,000 89,500	-- -- --	$7,853 6,028 4,695	-- -- --	-- -- --	-- -- --	-- -- --
Kevin D. Herzog, Chief Financial Officer and Treasurer(2,3,4)	12/31/03 12/31/02 12/31/01	$143,441 109,700 115,635	-- -- $1,340	$7,218 6,877 4,462	-- 78,400 --	-- 250,000 463,957(5)	-- -- --	-- -- --
David R. Williams, VP of Operations	12/31/03 12/31/02 12/31/01	$118,693 116,590 54,605	-- $16,000 --	$5,836 2,347 1,673	-- -- --	-- 20,000 463,957(5)	-- -- --	-- -- --
Steven Smith, Chief Technology Officer	12/31/03 12/31/02 12/31/01	$118,703 106,132 72,436	-- $22,000 --	$5,648 2,347 1,651	-- -- --	-- 20,000 463,957(5)	-- -- --	-- -- --

________________________
(1)	These amounts reflect the benefit to the named executive officer, on a cost basis, of amounts paid for health and dental insurance.

(2)	For periods prior to the VitalStream Merger on April 23, 2002, the information with respect to this individual reflects compensation paid by VitalStream, Inc.

(3)

Messrs. Summers, Kaplan and Herzog each deferred a portion of their 2001 salaries, respectively $13,000, $13,000 and $2,000. VitalStream paid that deferral compensation to the executives on March 31, 2002.

(4)	Mr. Herzog's employment with the Company terminated in March 2004.

(5)

On November 1, 2001, each of Messrs. Herzog, Williams and Smith were granted an option by VitalStream, Inc. to purchase up to 500,000 shares of VitalStream common stock at an exercise price of $0.30 per share. As a result of the VitalStream Merger, each of these VitalStream options was converted to an option to purchase 463,957 shares of Common Stock at a price of $0.32 per share.

Option/SAR Grants in Last Fiscal Year

      No options to purchase capital stock or stock appreciation rights were granted to any named executive officer during the year ended December 31, 2003.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

      The following table sets forth the information concerning the options to purchase capital stock exercised by the named executive officers during the year ended December 31, 2003, and the value of unexercised options as of December 31, 2003.

			Number of Securities Underlying UnexercisedOptions/SARs atDecember 31, 2003	Value of UnexercisedIn- the-Money Options/SARs atDecember 31, 2003

Name	Shares Acquiredon Exercise (number)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Paul Summers	0	0	0	0

Philip N. Kaplan	0	0	0	0

Kevin D. Herzog	0	0	469,345 / 244,612	$151,637 / $69,577

David R. Williams	0	0	397,405 / 86,552	$132,339 / $27,675

Stephen Smith	0	0	397,405 / 86,552	$132,339 / $27,675

Director Compensation

      Our directors do not receive cash compensation for their service as directors but are reimbursed for certain reasonable expenses incurred in attending Board of Director or committee meetings or incurred otherwise in conjunction with discharging their duties as directors. In addition, directors who are not officers are entitled to receive compensation to the extent that they provide services at rates that would be charged by such directors for such services to arm's length parties. No such amounts were paid to directors of the Company during the year ended December 31, 2003.

      Our directors are also entitled to participate in any stock option plans that we adopt from time to time. The Company granted an option to purchase 200,000 shares of Common Stock to Charles Lyons on January 27, 2003 with a strike price of $0.26 per share, vesting over three years, and granted an option to purchase 200,000 shares of Common Stock to Raymond L. Ocampo Jr. on April 8, 2004 with a strike price of $1.25 per share, vesting over three years. No other options to purchase VitalStream Holdings capital stock have been granted to any directors since January 1, 2003.

Executive Employment Agreements, Termination of Employment and Change of Control Arrangements

      All employees are employed pursuant to "at will" employment offer letters, governed according to the terms of our Employee Manual. Additionally, all employees sign a standard Confidentiality and Work Made for Hire Agreement and an Arbitration Agreement prior to becoming employees. Employee stock option agreements are governed according to the terms of our 2001 Stock Incentive Plan.

      On October 18, 2002, our Board of Directors approved employment agreements with Messrs. Summers, Kaplan, Herzog, Smith and Williams, pursuant to which these executive officers receive their previously authorized annual salary of $120,000, subject to adjustment as set forth below, and a termination benefit of one year's salary for Messrs. Summers, Kaplan and Herzog and six months salary for Messrs. Smith & Williams unless terminated for cause. Pursuant to the terms of those agreements, on October 1, 2003, the salaries of Messrs. Summers, Kaplan and Herzog were increased to, respectively, $155,000, $150,000 and $145,000, retroactive to January 1, 2003. The employment agreements permit the salaries of the five executives to increase, but not to decrease once such an increase is in effect. Additionally, Messrs. Summers, Kaplan and Herzog can earn at the end of each fiscal year an annual bonus of up to 35% of their annual salary based on the achievement of financial targets to be determined at the beginning of each fiscal year jointly by the executives and the Board of Directors (or a committee thereof). Employment of the five executives is at-will, subject to the termination benefit outlined above, and the term of the agreement is open-ended. The employment of Mr. Herzog terminated in March 2004.

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

      Although the Company has not established a formal compensation committee, all employment and compensation decisions with respect to executive officers are made by the independent directors of the Company. The board of directors of the Company currently consists of Paul S. Summers, Philip N. Kaplan, Leonard Wanger, Charles Lyons, Salvatore Tirabassi and Raymond L. Ocampo Jr. In addition to evaluating and approving employment contracts for key employees throughout the year, the Board of Directors formally considered compensation issues approximately 4 times during the 2003 fiscal year in connection with the authorization of grants of options to purchase shares of Common Stock and with the executive employment agreements for Messrs. Summers, Kaplan, Herzog, Smith and Williams. Mr. Summers is our President and Chief Executive Officer, and Mr. Kaplan is our Chief Operating Officer. None of the other directors is an officer or employee of the Company. Although certain members of the board are executive officers, none participates in the determination of his own salary or bonus.

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

      The table below sets forth information, as of April 15, 2004, as to each person who beneficially owns of record more than 5% of our outstanding Common Stock or Series A Preferred Stock, and information as to the ownership of our Common Stock or Series A Preferred Stock by each person serving as a director or named executive officer of the Company as of December 31, 2003 and by all of our directors, director nominees and executive officers as a group. Except as otherwise indicated in the footnotes to this table, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially being owned by them.

	Beneficial Ownership of Common Stock		Beneficial Ownership of Series A Preferred Stock

Name	Ownership Amount and Nature of Beneficial Ownership(1)	Percentage Ownership(2)	Ownership Amount and Nature of Beneficial Ownership(1)(3)	Percentage Ownership(2)

Executive Officers and Directors

Paul S. Summers(4)	3,804,444	12.0%	Nil	N/A

Philip N. Kaplan(4)	4,105,273(5)	12.8%	50	5.6%

Kevin D. Herzog(4)	1,270,410(6)	3.9%	50	5.6%

Michael F. Linos(4)	1,022,731(7)	3.1%	200	22.2%

Stephen Smith(4)	1,129,290(8)	3.4%	25	2.8%

David R. Williams(4)	1,036,232(9)	3.2%	Nil	N/A

Leonard Wanger	245,119(10)	0.8%	Nil	N/A

Salvatore Tirabassi(11)	Nil	N/A	Nil	N/A

Charles Lyons	83,334(12)	0.3%	Nil	N/A

All Executive Officers and Directors as a Group(10 Persons)	12,907,385	36.1%	350	38.9%

5% Shareholders (Who are not Executive Officers or Directors)

WAM Acquisition GP, Inc. and Columbia Wanger Asset Management, LP(13)	2,698,781	8.4%	Nil	N/A

Dolphin Reporting Group(14)	13,094,545(15)	32.0%	550	61.1%

              ________________

(1)

Ownership numbers include shares of our Common Stock subject to options, warrants, shares of Series A Preferred Stock and other convertible securities that are exercisable within 60 days of March 1, 2004.

(2)

The percentages shown are based on the sum of (a) the 32,243,746 shares of our Common Stock issued and outstanding on March 1, 2004, and (b) the shares of our Common Stock subject to all options, warrants, shares of Series A Preferred Stock and other convertible securities held by the person with respect to whom the calculation is being made (but not any other person) that are exercisable within 60 days of March 1, 2004.

(3)	Each share of Series A Preferred Stock has a liquidation value of $1,000 and is convertible into approximately 4,255 shares of our Common Stock, at the option of the holder.

(4)	Business Address is One Jenner, Suite 100, Irvine, CA 92618.

(5)

Represents 3,804,444 shares of our Common Stock, 212,766 shares of our Common Stock issuable upon conversion of 50 shares of our Series A Preferred Stock, a warrant to purchase 41,667 shares of our Common Stock, all owned by Philip N. Kaplan and 46,396 shares of our Common Stock owned by Stacy Kaplan, the wife of Philip N. Kaplan.

(6)

Represents 510,353 shares of our Common Stock, 212,766 shares of our Common Stock issuable upon conversion of 50 shares of our Series A Preferred Stock, a warrant to purchase 41,667 shares of our Common Stock and an option to purchase 505,624 shares of our Common Stock.

(7)

Represents 5,000 shares of our Common Stock, 851,064 shares of our Common Stock issuable upon conversion of 200 shares of our Series A Preferred Stock and a warrant to purchase 166,667 shares of our Common Stock.

(8)

Represents 534,786 shares of our Common Stock, 106,383 shares of our Common Stock issuable upon conversion of 25 shares of our Series A Preferred Stock, a warrant to purchase 20,833 shares of our Common Stock and an option to purchase 467,288 shares of our Common Stock.

(9)	Represents 568,944 shares of our Common Stock, and an option to purchase 467,288 shares of our Common Stock.

(10)

Represents 123,723 shares of our Common Stock and an option to purchase 75,000 shares of our Common Stock owned by Mr. Wanger, and 46,396 shares of our Common Stock held in a trust that is beneficially owned by Mr. Wanger. The address of Mr. Wanger is 2 North LaSalle, #400, Chicago, Il, 60602.

(11)	The address of Mr. Tirabassi is c/o Dolphin Equity Partners, 750 Lexington Avenue, 16th Floor, New York, NY, 11201.

(12)	Represents an option to purchase 83,334 shares of our Common Stock. The address of Mr. Lyons is c/o Beacon Pictures, 120 Broadway, Second Floor, Santa Monica, CA, 90401.

(13)	All information is based upon Schedule 13G/A filed by such person on February 12, 2004. The address for such entities is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(14)

Information regarding the Dolphin Reporting Group is based under the Schedule 13D/A filed by such group on October 10, 2003. According to such report, the group is comprised of Dolphin Communications Parallel Fund II Netherlands, LP, Dolphin Communications Fund II, LP, Dolphin Communications II, LP, Dolphin Communications, LLC and Richard Brekka.

(15)

Represents 85,889 shares of our Common Stock owned by Dolphin Communications Fund II, LP ("Fund"), 9,650 shares of our Common Stock owned by Dolphin Communications Parallel Fund II (Netherlands), LP ("Parallel Fund"), a warrant to purchase 757,700 shares of our Common Stock owned by Fund, a warrant to purchase 85,125 shares of our Common Stock owned by Parallel Fund, a note which is convertible into 4,952,287 shares of our Common Stock owned by Fund, a note which is convertible into 556,375 shares of our Common Stock owned by Parallel Fund, 2,106,225 shares of our Common Stock issuable upon the conversion of 495 shares of our Series A Preferred held by Fund, 234,025 shares of our Common Stock issuable upon the conversion of 55 shares of our Series A Preferred held by Parallel Fund, a warrant to purchase 412,500 shares of our Common Stock owned by Fund, a warrant to purchase 45,833 shares of our Common Stock owned by Parallel Fund and 3,498,419 shares owned by Epoch Hosting, Inc. The address for the Dolphin Reporting Group is 750 Lexington Avenue, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

      Set forth below is certain information about the number of shares of our Common Stock subject to options, warrants and other rights granted, or that may be granted, under our compensation plans as of December 31, 2003. The equity compensation plan that has been approved by security holders is the 2001 Stock Incentive Plan. The Company has no equity compensation plans that have not been approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,584,612(1)	$0.41	3,415,388(2)

Equity compensation plans not approved by security holders	None	None	None

Total	4,584,612	$0.41	3,415,388

                                      ________________

(1)	Represents shares of Common Stock subject to outstanding options granted under our 2001 Stock Incentive Plan (the "Option Plan").

(2)	Represents shares of Common Stock available for future grant under the Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following discusses certain transactions between the Company and its officers, directors, director nominees and others that may be deemed to be affiliates.

Grant of Options to Officers

      On April 1, 2003, the Company granted an option to purchase 250,000 shares of Common Stock at an exercise price of $0.20 per share to Arturo Sida. On June 16, 2003 the Company granted an option to purchase 75,000 shares of Common Stock at an exercise price of $0.30 per share to Arturo Sida. On August 1, 2003 the Company granted an option to purchase 250,000 shares of Common Stock at an exercise price of $0.35 per share to Michael F. Linos. On August 18, 2003, the Company granted an option to purchase 30,000 shares of Common Stock at an exercise price of $0.40 per share, and on December 9, 2003 the Company granted an option to purchase 28,000 shares of Common Stock at an exercise price of $0.67 per share, to Patrick H. Deane.

Grant of Options to Directors

      On January 27, 2003, the Company granted an option to purchase 200,000 shares of Common Stock at an exercise price of $0.26 per share to Charles Lyons. On April 8, 2004, the Company granted an option to purchase 200,000 shares of Common Stock to Raymond L. Ocampo Jr. with a strike price of $1.25 per share, vesting over three years.

Transactions With Dolphin and its Affiliates

      On January 15, 2003, the Company and its wholly-owned subsidiary VitalStream Broadcasting entered into the Amended Epoch Repurchase Agreement with Epoch pursuant to which VitalStream Broadcasting acquired the rights of Epoch Networks and Epoch under their hosting and colocation contracts, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center and a certificate of deposit for $300,000 from Epoch Holdings (which serves as collateral on an assumed operating lease). As consideration for such assets, the Company paid to Epoch Hosting, Inc. $200,000 in cash and issued an aggregate of 3,848,760 shares of Common Stock. The Dolphin Reporting Group indirectly owns an approximately 95% equity interest in Epoch, and Salvatore Tirabassi, who was elected to the board of directors of the Company on January 9, 2003, is an affiliate of the Dolphin Reporting Group.

      On January 15, 2003, pursuant to an Amended and Restated Convertible Note and Warrant Purchase Agreement (the "Amended Note Purchase Agreement"), the Dolphin Reporting Group increased to $1.1 million its investment in the Company in exchange for 10% Convertible Promissory Notes with an aggregate principal amount of $1.1 million and warrants to purchase 842,825 shares of Common Stock at an exercise price of $0.34 per share (subsequently reduced to $0.30) during a three year period. The proceeds of the 10% Convertible Promissory Notes were used, in part, to pay the $200,000 cash portion of the purchase price under the Amended Epoch Purchase Agreement and related transaction expenses.

      Pursuant to a Securities Exchange and Purchase Agreement dated September 30, 2003, (the "Purchase Agreement"), the Company and the Dolphin Reporting Group exchanged the $1.1 million in 10% Convertible Promissory Notes issued on or before January 15, 2003 (the "Old Dolphin Notes") for $1.1 million in 7% Convertible Promissory Notes (the "Dolphin Notes") with different terms than the Old Dolphin Notes and amended various agreements and covenants associated with the Old Dolphin Notes. The Dolphin Notes mature on the earlier to occur of (a) January 15, 2025, or (b) consummation of a change of control transaction meeting certain criteria. Interest accrues on the outstanding principal amount, and accrued interest, under the Dolphin Notes at the rate of 7% per annum and is compounded monthly. Interest on the Dolphin Notes accrues until January 15, 2006; after that date, interest does not accrue. Approximately $27,000 of accrued but unpaid interest under the Old Dolphin Notes was converted into accrued interest under the Dolphin Notes. Interest is payable in cash at maturity, or in cash or Common stock (at the Company's election) upon conversion of the principal amount of the Dolphin Notes into Common Stock. If a Dolphin Note is converted into 2003 Series B Preferred Stock ("Series B Preferred"), the interest becomes an accrued dividend. The principal amount of the Dolphin Notes is convertible into Common Stock at a rate of $.19969 per share or into any subsequently issued preferred stock at a rate equal to the sale price of such preferred stock. The Dolphin Notes are also convertible into Series B Preferred at a rate of 1 share per $1,000 principal amount. The terms of the Series B Preferred closely mirror the terms of the Series A Preferred described below, except the conversion rate into Common Stock is the same as that of the Dolphin Notes. The terms of the Dolphin Notes require the holder to convert into Series B Preferred or Common Stock if the Common Stock has become listed on an exchange or NASDAQ or if, upon conversion, as a result of converting the Dolphin Notes (debt) into Series B Preferred or Common Stock (shareholders' equity), the Common Stock would qualify for listing on an exchange or NASDAQ. The Dolphin Notes are initially not prepayable unless the Company meets certain debt/equity ratio and current ratio tests and pays a 10% premium. The Dolphin Notes are prepayable after October 2006 without limitation and without a premium. The Dolphin Notes contain various restrictive covenants related to future operation of the Company and are secured by an Amended and Restated Security Agreement. Pursuant to the Amended and Restated Security Agreement, the Company granted members of the Dolphin Reporting Group a security interest in all of its assets (other than certain accounts receivable) until the earlier to occur of the date the Dolphin Notes are paid in full or the date the security interest the Company granted to Alliance Bank in connection with its accounts receivable financing is terminated.

Issuance of Series A Preferred Stock

      On September 30, 2003, pursuant to the Purchase Agreement governing the issuance of the Dolphin Notes, members of the Dolphin Reporting Group purchased $550,000 in shares of Series A Preferred Stock and associated warrants at a purchase price of $1,000 per unit, with each unit comprised of one share of Series A Preferred Stock and a warrant (an "Additional Warrant") to purchase 833⅓ shares of Common Stock at an exercise price of $0.30 per share during a three year term. Salvatore Tirabassi, who was elected to the board of directors of VitalStream Holdings on January 9, 2003, is an affiliate of the Dolphin Reporting Group.

      Each share of Series A Preferred Stock has a liquidation value of $1,000. Dividends accrue on the liquidation value of the Series A Preferred Stock, and on accrued but unpaid dividends, at the rate of 7% per annum until January 15, 2006; after that date, dividends do not accrue. Dividends are payable when, as and if determined by the Company's Board of Directors, except payment is required in connection with a conversion of the Series A Preferred Stock to Common Stock (in cash or Common Stock, at the election of the Company) or redemption (in cash). The liquidation value of each share of Series A Preferred Stock is convertible into Common Stock at the rate of $0.235 per share, subject to weighted average adjustment for future issuances below conversion price. Shares of Series A Preferred Stock are redeemable at the option of the Company at any time after September 30, 2009. The Company must redeem the Series A Preferred Stock in connection with a change of control transaction. The redemption price of each share of Series A Preferred Stock is the liquidation value plus accrued but unpaid dividends with respect to such share. Shares of Series A Preferred Stock vote with the Common Stock on an as converted basis. The shares of Series A Preferred Stock contain various restrictive covenants related to the future operations of the Company.

      As part of the same transaction in which members of the Dolphin Reporting Group purchased shares of Series A Preferred Stock, the following members of the Company's executive management team purchased the following number of units, each consisting of one share of Series A Preferred Stock and an Addition Warrant at the price of $1,000 per unit:

Name	Position	Number of Units
Philip N. Kaplan	Chief Operating Officer & Director	50
Kevin D. Herzog	Chief Financial Officer	50
Steve Smith	Chief Technical Officer	25
Michael F. Linos	Vice President of Sales	200
Arturo Sida	Vice President & General Counsel	25

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees for professional services rendered by Rose Snyder in connection with its audit of the Company's consolidated financial statements, its reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and other services that are normally required in connection with statutory and regulatory filings or audit engagements were $63,850 for the fiscal year ended December 31, 2003 and $68,850 for the fiscal year ended December 31, 2002.

Audit Related Fees

      Except as disclosed under "Audit Fees" above, Rose, Snyder & Jacobs did not provide to the Company any audit-related services during the fiscal years ended December 31, 2003 and December 31, 2002.

Tax Fees

      The aggregate fee for tax related professional services rendered by Rose, Snyder & Jacobs during the fiscal year ended December 31, 2003 is expected to be approximately $5,000 and the aggregate fee for tax related professional services rendered by Rose Snyder during the fiscal year ended December 31, 2002 was $10,450.

All Other Fees

      Rose Snyder did not provide to the Company any other services during the fiscal years ended December 31, 2003 and December 31, 2002.

Audit Committee Pre-Approval Policies

      Under the policies established by the Audit Committee, all engagements of the independent auditors to render audit or not audit services require pre-approval of the Audit Committee of the Company. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

Financial Statements And Schedules

      The financial statements, including the index to the financial statements, are included immediately following the signatures and certifications of the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004.

Exhibits

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

2.1	Agreement and Plan of Merger dated February 13, 2002 among the Company, VitalStream and VitalStream Operating Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002, File No. 001-10013

2.2	Amended and Restated Asset Purchase Agreement dated January 15, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

4.1	Form of Certificate representing shares of VitalStream Holdings Common Stock	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

4.2	Articles of Incorporation, as amended to include the Certificate of Designation Establishing the Series A Preferred Stock and Series B Preferred Stock	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.3	Form of Warrant (Amended and Restated)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.4	Form of Warrant (Additional Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.5	Form of Amended and Restated Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.1	Sublease dated as of November 15, 1999, by and between Charter Holdings, Inc. and VitalStream Broadcasting Corporation (as successor to Epoch Networks, Inc.), as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

10.2	Industrial Lease Between The Irvine Company and ReceiveTV, Inc., as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 16, 2002, File No. 0-17020

10.3	Third Amendment to Industrial Lease Between The Irvine Company and Receive TV, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003

10.4	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

10.5	2001 Stock Incentive Plan (Amended and Restated)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002

10.6	Stock Purchase Warrant dated April 23, 2002 issued to Brookstreet Securities Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

10.7	Stock Purchase Warrant dated April 23, 2002 issued to Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

10.8	Amendment to Stock Purchase Warrant issued to Brookstreet Securities Corporation dated October 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013

10.9	Amendment to Stock Purchase Warrant issued to Gary Madrid dated October 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013

10.10	Stock Purchase Warrant dated April 23, 2002 issued to Joe Kowal	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

10.11	Registration Rights Agreement dated April 23, 2002, among the Company, Brookstreet Securities Corporation and Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

10.12	Stock Option Agreement executed as of February 12, 2002 between the Company and Andrew Bebbington.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002

10.13	Stock Option Agreement executed as of February 12, 2002 between the Company and Steven Strasser.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002

10.14	Amendment to Stock Option and Release Agreement, dated August 28, 2003 with Andrew Bebbington	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003

10.15	Amendment to Stock Option and Release Agreement, dated August 28, 2003 with Steven Strasser	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003

10.16	Telecommunications Services Agreement dated June 12, 2002, between Williams Communications, LLC and the Company	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002

10.17	Service Order Form with Wiltel Communications	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003

10.18	Master Services Agreement dated June 7, 2002, between Equinix Operating Co., Inc. and the Company	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002

10.19	Internet Access Agreement dated August 30, 2002, between Verio, Inc. (d/b/a NTT/VERIO) and VitalStream	Incorporated by reference to the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 25, 2003.

10.20	Service Order Form with Verio, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003

10.21	Employment Agreement dated October 18, 2002 between the Company and Paul Summers, as amended	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.22	Employment Agreement dated October 18, 2002 between the Company and Philip N. Kaplan	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.23	Employment Agreement dated October 18, 2002 between the Company and Kevin D. Herzog	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.24	Employment Agreement dated October 18, 2002 between the Company and Steve Smith	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.25	Employment Agreement dated October 18, 2002 between the Company and David Williams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.26	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003

10.27	Master Equipment Lease dated March 6, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003

10.28	Letter agreement dated January 27, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003

10.29	Factoring and Security Agreement dated June 30, 2003 with Alliance Bank	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003

10.30	Letter agreement dated May 13, 2003 with Netifice Communications Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003

10.31	Letter agreement dated with Verio, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003

10.32	Securities Exchange and Purchase Agreement dated as of September 30, 2003	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.33	Amended and Restated Investor Rights Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.34	Amended and Restated Registration Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.35	Amended and Restated Security Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.36	Amended and Restated Guaranty	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.37

Bandwidth Redundancy and Cooperative Purchasing Agreement dated December 23, 2003
[Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]

Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013

10.38	Amendment No. 1 to Revolving Equipment Lease dated October 21, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013

10.39	Second Lease Line Agreement with Boston Financial & Equity Corporation dated December 11, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013

21	Subsidiaries of the Company	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013

23.1	Consent of Rose, Snyder & Jacobs	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013

24	Power of Attorney	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer (Principal Financial Officer)	Filed herewith

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

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

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized.

VITALSTREAM HOLDINGS, INC.

April 27, 2004	/s/ Paul Summers

Paul Summers, President & Chief Executive Officer

April 27, 2004	/s/ Philip N. Kaplan

Philip N. Kaplan, Chief Operating Officer

April 27, 2004	/s/ Patrick Deane

Patrick Deane, Vice President of Finance