Form 10-Q
period 2004-03-31
VITALSTREAM HOLDINGS INC
filed 2004-05-17
CIK 789851

[	TABLE OF CONTENTS	]

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	001-10013	87-0429944

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

          As of May 5, 2004, the registrant had 32,575,975 Common Shares outstanding.

[	COVER	]

[	TABLE OF CONTENTS	]

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2004 AND DECEMBER 31, 2003

ASSETS
	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)

Current assets:
Cash	$727,829	$773,143
Accounts receivable, net of allowance for doubtful accounts/credits of $72,652 and $91,990 at March 31, 2004
and December 31, 2003, respectively	611,424	549,169
Prepaid expenses	246,223	230,607
Other current assets	90,326	91,117

Total current assets	1,675,802	1,644,036

Fixed assets, net	1,674,686	1,400,931

Restricted Cash	250,279	250,169
Goodwill	961,900	961,900
Loan costs	220,840	223,387
Customer list	96,995	110,851
Other assets	98,900	63,749

TOTAL ASSETS	$4,979,402	$4,655,023

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$836,027	$699,365
Accrued compensation	169,482	172,898
Current portion of capital lease obligations	500,451	316,988
Factor borrowing payable	173,100	151,797
Accrued expenses	276,030	330,754

Total current liabilities	1,955,090	1,671,802

Capital lease obligations	493,303	377,587
Notes Payable	1,134,809	1,132,700

	1,628,112	1,510,287

Commitments and Contingencies, Note 3

Shareholders' equity
Preferred stock, series A, par value $0.001; authorized shares, 1,000; issued and outstanding shares, 900 at March 31, 2004, and December 31, 2003	1	1

Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding shares, 32,263,746 and 31,747,912 at March 31, 2004, and December 31, 2003, respectively	32,264	31,748
Additional paid-in capital	8,573,954	8,438,038
Accumulated deficit	(7,210,019)	(6,996,853)

Total shareholders' equity	1,396,200	1,472,934

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,979,402	$4,655,023

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 (Unaudited)

	Three Months Ended March 31,

	2004	2003

Revenue	$1,991,437	$1,752,448

Cost of revenue	840,226	781,850

Gross Profit	1,151,211	970,598

Research & development	102,311	84,705
Sales & marketing	591,233	476,236
General & administrative	606,547	531,312

Operating Loss	(148,880)	(121,655)

Other income (expense):
Interest expense	(51,758)	(32,472)
Income tax expense	(2,400)	-
Loss on disposal of fixed assets	-	(4,738)
Other income (expense)	(10,128)	(8,509)

Net other income (expense)	(64,286)	(45,719)

Net Loss	$(213,166)	$(167,374)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per common share	32,113,507	27,461,203

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 (Unaudited)

	Three Months Ended March 31,
	2004	2003

OPERATING ACTIVITIES
NET LOSS	$(213,166)	$(167,374)
Adjustments to net loss:
Depreciation/amortization	193,868	137,919
Loss on sale/disposal of equipment	-	4,738
Changes in operating assets & liabilities
Accounts receivable (net)	(63,211)	(146,876)
Prepaid expenses	(25,091)	(13,878)
Other assets	(34,930)	(23,335)
Accounts payable	146,578	172,355
Accrued compensation	(2,508)	16,117
Accrued expenses	(53,524)	(205,389)

TOTAL CASH USED IN OPERATIONS	(51,984)	(225,723)

INVESTING ACTIVITIES
Additions to property & equipment	(38,090)	(45,241)
Proceeds from sale of equipment	-	4,000
Payments on purchase of assets from Epoch	-	(200,000)

NET CASH USED IN INVESTING ACTIVITIES	(38,090)	(241,241)

FINANCING ACTIVITIES
Payments on capital leases	(113,929)	(80,257)
Proceeds from exercise of stock options	136,431	-
Proceeds from note payable	-	691,000
Proceeds from factor, net	22,258	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,760	610,743

NET INCREASE (DECREASE) IN CASH	(45,314)	143,779
Cash at the beginning of the period	773,143	237,511

Cash at the end of the period	$727,829	$381,290

Supplementary disclosure of cash paid during the period for:
Interest	$52,055	$32,740
Income taxes	$2,400	$-
Equipment acquired under capital leases	$413,108	$107,231

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

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

VHI historically engaged in the design, development, manufacturing, and marketing of analytical scientific instrumentation. After experiencing losses for several years, during 1999, VHI sold substantially all of its assets relating to its prior operations. On February 13, 2002, VHI entered into an Agreement and Plan of Merger (the "VitalStream Merger Agreement") with VitalStream, Inc. ("VitalStream") regarding the merger of VitalStream with a wholly-owned subsidiary of VHI (the "VitalStream Merger"). The VitalStream Merger, in which the wholly-owned subsidiary of VHI merged with and into VitalStream, resulting in VitalStream becoming a wholly-owned subsidiary of VHI, was consummated on April 23, 2002.

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

As discussed in Amendment #1 to Current Report on Form 8-K/A, filed with the SEC on January 16, 2003, the Company consummated its acquisition of the hosting and colocation business of Epoch Hosting, Inc. and Epoch Networks, Inc. ("Epoch") in January 2003. Through this asset purchase transaction, the Company obtained a revenue-generating client base and the data center space it now operates in downtown Los Angeles.

Basis of Presentation -- This report on Form 10-Q (Form "10-Q") for the quarter ended March 31, 2004, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.         SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2004 and thereafter.

The consolidated financial statements include the accounts of VitalStream Holdings, Inc. and its wholly-owned subsidiaries, VitalStream, Inc. and VitalStream Broadcasting Corporation. All material intercompany accounts and transactions have been eliminated.

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

Debt Restructuring -- The Company accounted for its debt restructuring in October 2003 in accordance with SFAS No. 14, Accounting by Debtors and Creditors for Troubled Debt Restructuring. In accordance with this statement, the effects of the modifications of the terms of the notes payable are recognized prospectively, and do not change the carrying amount of the payable at the date of the restructuring.

Stock-Based Compensation -- The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25), and has adopted the "Disclosure only" alternative described in Statement of Financial Accounting Standards, (SFAS) No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.

SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred had the Company accounted for its employee stock options under the fair value method of that statement.

No compensation expense was recorded for the three months ended March 31, 2004 and 2003. The fair value of options granted by the Company have been estimated at $0 and $5,000, at the date of grant, for the three months ended March 31, 2004 and 2003, respectively, using the Black-Scholes valuation method.

For purposes of determining pro forma amounts, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma net loss per share had the Company accounted for its options using FAS 123 would have been as follows:

	For the three months ended March 31, 2004	For the three months ended March 31, 2003

Net loss reported	$(213,166)	$(167,374)

Basic and diluted loss per share as reported	(0.01)	(0.01)

Stock-based employee compensation cost, net of related tax effect included in the determination of net loss as reported	-	-

Total stock-based employee compensation, net of related tax effect that would have been included in the determination of net loss if the value-based method would have been applied to all awards	(6,500)	(3,000)

Pro forma net loss as if the fair value-based method had been applied to all awards	(219,666)	(170,374)

Pro forma basic and diluted loss per share as if the fair value method had been applied to all awards	(0.01)	(0.01)

During the quarter, there were no options granted.

3.         LEGAL MATTERS AND CONTINGENCIES

In the ordinary course of its business, the Company becomes involved in certain legal actions and claims, including lawsuits, administrative proceedings, regulatory and other matters. Substantial and sometimes unspecified damages or penalties may be sought from the Company in some matters, and some matters may remain unresolved for extended periods. While the Company may establish reserves from time to time based on its periodic assessment of the potential outcomes of pending matters, there can be no assurance that an adverse resolution of one or more such matters during any subsequent reporting period will not have a material adverse effect on the Company's results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves, if any, established for pending matters, the Company does not believe that the resolution of currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition.

4.         COMMON STOCK TRANSACTIONS

During the quarter, two of the Company's former Sensar directors (who were also officers) and a former Sensar director, respectively, exercised options to purchase 400,000 and 75,000 shares of the Company's common stock, at an exercise price of $0.25 per share.

[	TABLE OF CONTENTS	]

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements. See "Certain Factors" at the end of this Item.

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

We believe that our company is well positioned to take advantage of the growth opportunity within the streaming media marketplace. Over the past year, our management team has made changes within the sales, marketing and operations areas of our business. Specifically, in the fourth quarter of 2003, we restructured our sales and marketing department. We recruited a senior-level Vice President of Sales, and are now focusing our sales and customer support efforts on enterprise accounts. By adopting a more solutions-oriented sales approach, we believe our marketing proposition is value-based, allowing us to sell increasingly customized solutions as opposed to off-the-shelf products. This in turn, increases overall gross margins and creates higher switching costs for customers to move to competitive services.

While improving the top-line growth rate, we have also focused on efficiency and economies of scale within our cost of service expense structure. As a result of favorably renegotiating certain material contracts, we have been able to reduce our unit cost of service starting in the first quarter of 2004. The operational efficiency gains coupled with our improved top line growth rate are expected to result in increased gross profits in 2004 as compared with 2003.

As our gross profits have increased in 2004, we have reinvested, and intend to continue to reinvest, some of those gains in the further development of our service offering. By continuing to develop our service platform with additional unique and proprietary features, we expect to be able to further differentiate ourselves from our competitors, enabling us to gain market share and advantage, and to increase our prospects for customer retention and renewals.

While the opportunities for us are increasing, they are not without risk. Our business and our industry have risks (see "Certain Factors" at the end of this Item), only some of which can be mitigated to varying degrees, and others that can only be dealt with reactively. As with any technology company, new technological advances within our industry could cause a paradigm shift in how we develop, market and service our offering. Some of these advances may be unavailable to us and we may not have a comparable or competitive technological offering. Additionally, while bandwidth and server hardware prices have been dropping over the last few years due to excess capacity and competition, this has presented both risks and opportunity for us. Although to date we have been able to manage the declining price environment to our advantage, there can be no assurance that we will continue to be able to do so in the future. In addition to technological and pricing risks, our balance sheet is another area of concern for management. While we believe that our cash on hand is sufficient to maintain the company through the point of profitability, the margin of error is not large in the event of a material adverse event. To ensure that there are sufficient resources to meet our company's needs, it is likely we will seek to raise additional equity capital in the second or third quarter of 2004.

Weighing the opportunities versus the risks, we believe the prospects are favorable for increased market capitalization for our company. The new upward trend in sales growth coupled with recently achieved operational efficiencies create an opportunity for us to become profitable, which we believe may occur by the end of 2004. As of the date of this report, our valuation multiples are lower than those of our publicly-traded competitors Akamai Technologies, Inc. and Loudeye Corporation. Because of the highly-fragmented nature of the streaming media services industry, economies of scale enable companies to be more competitive. Based on our recent experience in acquiring new accounts, we believe that the industry does not currently have a dominant leader. In view of the highly-fragmented nature of our industry, management believes that our experience in successfully integrating acquired businesses, combined with our strong operational focus on our business, positions us to potentially become that market leader.

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

●

Valuation of Accounts Receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. Significant portions of customer payments are made by credit card and electronic debit. Each month, management reviews historical charge-back and cancellation patterns as well as historical data on other credits issued to customers and then records an allowance based on historical results as well as management judgment. Additionally, each month management reviews the aged receivables balance and records an allowance for doubtful accounts based on the age of the outstanding receivable balances, trends in outstanding balances and management's judgment. As a result of these analyses, we believe that the current allowance is adequate to cover any bad debts and credits that may be issued as of the date of the balance sheet. If our estimates prove to be wrong, however, and we have not accrued enough of a reserve to cover the bad debts and credits, we would have to accrue additional reserve in later periods to cover the shortfall. If the under-accrual were substantial, this could have a material adverse effect on our financial results. On the other hand, if we have reserved too much, we may be able to lower our accrual in later periods, which would have a positive effect on our financial results.

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

●

Contingencies. We are subject to legal proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary to assess any contingencies. A required accrual may change at some point in the future due to new developments in a matter or changes in approach such as a change in settlement strategy in dealing with these matters. If our judgment proves to be wrong concerning a possible accrual or other contingency, the impact on our results of operations and cash flows could be material. If we have under-accrued for a material liability, we would have to increase our accrual in a later period, which could materially decrease our net income (or increase our net loss) for such period. The payment of any material contingent liability would also adversely affect our cash flow and liquidity.

Results of Operations

Quarter ended March 31, 2004 Compared to Quarter ended March 31, 2003

Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $1,752,448 for the quarter ended March 31, 2003, to $1,991,437 for the quarter ended March 31, 2004, an increase of 13.6%. This increase in revenue is primarily attributable to the addition of new customers using Vitalstream to deliver streaming video. We expect revenue to continue to grow through 2004 as we continue to strengthen our sales force, build on our channel partnerships, increase our marketing efforts, gain greater market recognition from potential customers and release our new MediaConsole Pro technology platform. We expect strong revenue growth through 2004 from the addition of new customers and from increased services to existing customers.

Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, hardware costs and software license fees. Cost of revenue increased from $781,850 for the quarter ended March 31, 2003, to $840,226 for the quarter ended March 31, 2004. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, in addition to increases in other costs necessary to support the increase in revenue between the two quarters. The decrease in the cost of revenue as a percentage of revenue between the two quarters, from 44.6% of revenue in the quarter ended March 31, 2003 to 42.2% of revenue for the quarter ended March 31 2004, represents economies of scale primarily in the purchase of bandwidth due to our increasing purchasing volume and an industry-wide decrease in bandwidth prices. Management expects that additional cost savings will result as we achieve even greater economies of scale in our purchasing of bandwidth, as we are able to more efficiently distribute bandwidth amongst carriers and as we then spread these costs over an increasing customer base. Management also expects the cost of revenue to decrease as a percentage of revenue as our Internet backbone and data center rent and power costs remain mostly fixed while revenue increases.

Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased $17,606, from $84,705 for the quarter ended March 31, 2003, to $102,311 for the quarter ended March 31, 2004. As a percentage of revenue, research and development increased from 4.8% for the quarter ended March 31, 2003 to 5.1% for the quarter ended March 31, 2004. This absolute dollar increase, and increase as a percentage of revenue reflects higher payroll and other costs to support our expanding product and service mix. We expect research and development expense to increase in absolute dollars and to remain relatively constant as a percentage of revenue through 2004 as we continue to develop additional technology related to our core product offering.

Sales and Marketing. Sales and marketing expense consists primarily of marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense increased from $476,236 for the quarter ended March 31, 2003 to $591,233 for the quarter ended March 31, 2004. Sales and marketing expense also increased slightly as a percentage of revenue, from 27.2% for the quarter ended March 31, 2003 to 29.7% for the quarter ended March 31, 2004. This absolute dollar increase, and increase as a percentage of revenue, reflects increased commissions due to higher bookings and additional payroll and travel costs to expand and support the sales force. We expect sales and marketing expense to increase incrementally both in absolute terms and as a percentage of revenue through at least the end of the third quarter of 2004 as we expand our sales force and invest a portion of our anticipated revenue growth into sales and marketing.

General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $531,312 for the quarter ended March 31, 2003 to $606,547 for the quarter ended March 31, 2004. The increase in the expense during the quarter ended March 31, 2004 primarily related to costs for administrative personnel necessary to support the growth in our customer and revenue base. General and administrative expense as a percentage of revenue, however, remained relatively constant, increasing from 30.3% of revenue for the quarter ended March 31, 2003 to 30.5% for the quarter ended March 31, 2004. We expect general and administrative expense to decrease as a percentage of revenue through 2004 as the base of general and administrative costs remain relatively constant, while revenue continues to grow.

Net Interest Expense. Net interest expense increased from $23,472 for the quarter ended March 31, 2003 to $51,758 for the quarter ended March 31, 2004. The increase in net interest expense reflects increased interest payments on capital leases added after March 31, 2003 and additional interest from the use of the credit lines under our factoring agreements that we entered into in June 2003.

Net Loss. Our net loss increased from $167,374 for the quarter ended March 31, 2003 to $213,166 for the quarter ended March 31, 2004. Our net loss increased quarter over quarter due primarily to additional costs to expand our sales and marketing efforts, increased infrastructure costs to support a growing revenue base, and an increase in interest expense as described above partially offset by an increase in gross profit. We expect our net loss to decrease through 2004 as our revenue base expands, fixed costs remain relatively constant and our per unit cost of service decreases.

The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	For the three months ended March 31,

	2004	2003

Revenues	100.0%	100.0%
Cost of revenues	42.2	44.6

Gross Profit	57.8	55.4

Operating expenses:
Research & development	5.1	4.8
Sales & marketing	29.7	27.2
General & administrative	30.5	30.3

Operating Loss	(7.5)	(6.9)
Interest income (expense)	(2.6)	(1.9)
Income tax expense	(0.1)	-
Loss on disposal of fixed assets	-	(0.3)
Other income (expense)	(0.5)	(0.5)

Net other income (expense)	(3.2)	(2.7)

Net Loss	(10.7)%	(9.6)%

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

The Company's EBITDA (earnings/loss from continuing operations, excluding interest income (expense), income taxes, depreciation and amortization), was a gain of $34,860 for the quarter ended March 31, 2004 compared with a gain of $3,017 for the quarter ended March 31, 2003. The increase in EBITDA was primarily due to increases in our revenue base partially offset by increases in our payroll and cost of service. EBITDA is not a measure used in financial statements reported in accordance with generally accepted accounting principles, does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities. The Company's calculation of EBITDA may not be comparable to the computation of similarly titled measures of other companies.

We use EBITDA as a measure of our operating performance. In addition, we believe that EBITDA may be useful to existing and potential creditors, and to any analysts and investors that follow our performance, because it is one measure of the income generated that is available to service debt and capital leases. In addition, our ability to prepay the $1.1 million in 7% Convertible Promissory Notes issued on September 30, 2003 is contingent upon, among other things, our debt to EBITDA ratio being less than or equal to two.

Our net loss from continuing operations for the quarter ended March 31, 2004 was $213,166 and for the quarter ended March 31, 2003 was $167,374. Reconciliation of net loss from continuing operations to EBITDA is as follows:

	For the three months ended March 31,

	2004	2003

Loss from continuing operations	$(213,166)	$(167,374)
Depreciation and amortization	193,868	137,919
Interest expense, net	51,758	32,472
Income tax expense	2,400	-

EBITDA	$34,860	$3,017

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of March 31, 2004:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	04/01/04 - 3/31/05	04/01/05 - 3/31/07	04/01/07 - 3/31/09	After 04/1/09

Operating leases	$31,051	$14,998	$16,053	$-	$-
Capital leases	1,250,937	673,031	577,906	-	-
Office leases	2,292,998	512,287	1,019,353	761,358	-
Contractual service agreements	1,493,556	1,330,277	163,279	-	-
Long-term debt(1)	1,306,256	-	-	-	1,306,256

Total contractual obligations	$6,374,798	$2,530,593	$1,776,591	$761,358	$1,306,256

(1) This represents the promissory note issued to Dolphin due January 15, 2025.

Our long-term debt represents $1,100,000 in convertible promissory notes issued to Dolphin on November 1, 2002 and January 15, 2003, which notes were amended and restated on September 30, 2003. The proceeds of the convertible promissory notes were used, in part, to pay the $200,000 cash portion of the purchase price under the Amended Epoch Repurchase Agreement and approximately $272,153 in related transaction expenses. The remainder of the proceeds of the convertible promissory notes have been used for capital purchase and operating expenses. The convertible promissory notes issued to Dolphin, and the shares of Series A Preferred Stock held by Dolphin and others, contain restrictive covenants prohibiting us from taking certain actions without the consent of the holders of a majority of the shares of common stock issuable upon conversion of the convertible promissory notes and Series A Preferred Stock. Dolphin controls a majority of such shares and, as a result, we may not, without the consent of Dolphin,

●

merge with any person or sell substantially all of our assets unless the transaction is all cash, the acquirer is a public company with a billion dollar market capitalization, or the surviving entity meets certain net worth, debt/equity and current ratios;

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

Our capital leases represent $992,830 spread over eight capital lease financing arrangements. The hardware and software obtained through these capital lease arrangements are used in our data center operations, for supplying service to our customers and maintaining our internal network and providing the equipment needed for internal staff.

Liquidity and Capital Resources

As of March 31, 2004, the Company had $727,829 in cash and cash equivalents. This represents a decrease compared to the $773,143 in cash and cash equivalents held by the Company on December 31, 2003. Cash used during the quarter ended March 31, 2004 includes $51,984 used in operations as well as $38,090 used in investing activities. Sources of cash for the Company during the quarter ended March 31, 2004 included $44,760 primarily from the exercise of options offset by payments on capital leases.

We presently use more cash in our operations than we generate from operations. Overall, we expect to use between $100,000 and 200,000 of capital during 2004 to make payments on our capital leases and sustain our operations.

In addition, we hope to rapidly expand our operations during 2004, and we may seek to expand our operations through additional strategic acquisitions. If we were to engage in strategic acquisitions, we would most likely seek additional financing to pay for the transaction costs of any mergers and/or acquisitions (e.g., legal and accounting fees, integration expense and working capital to support the acquired entity). We may also seek additional financing in any amount between $5,000,000 and $10,000,000, to improve our balance sheet to increase our ability to attract significant customers and acquisition targets and/or to qualify for listing on the Nasdaq SmallCap Market or the American Stock Exchange .

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

As discussed above, we may seek additional financing in order to facilitate a strategic transaction, strengthen our balance sheet, facilitate a stock exchange listing or for other reasons. If we determine not to engage in any such transaction, or if financing is not available to us on acceptable terms, we expect that the cash we have on hand, together with recurring operating revenues and funds obtained through capital lease financing arrangements, will be sufficient to meet our current and future obligations until the time that the Company can sustain itself on its own internally-generated cash flow as a result of organic growth. Continuing operations without additional financing would likely require short-term cuts in our expense model. By making these cuts, we would be able to continue operating the business; however, such actions may slow our growth and could have a material adverse effect on future operations and financial results.

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS no. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No, 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosures provisions are effective for the current period.

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

Our cash reserves as of March 31, 2004 were $727,829, and our monthly cash expenses presently exceed the cash we generate from operations. Any projection of positive cash flow from operations in the future would be based on our expectation that our revenue and collections will continue to grow at a faster rate than our expenses and that we will incur no significant unbudgeted expenses. Our revenue may not continue to grow. We may experience problems collecting our accounts receivable, or our incremental costs associated with adding customers may exceed associated revenue. We may also experience significant unbudgeted expenses, including litigation, acquisition and financing expenses, which could lead to monthly expenses and significant one-time expenses in excess of our budgeted expenses. In addition, because of non-cash expenses such as depreciation and amortization, even if we reach positive cash flow from operations, we may not reach financial statement profitability. Achieving financial statement profitability would require additional growth in our revenue in such an amount that the additional gross profit from those additional revenues would be sufficient to cover the non-cash expenses. If we continue to experience negative cash flow for more than an additional few months, we may need to raise additional capital in order to continue our operations. In addition, our business plan contemplates growth through acquisition and similar transactions. In connection with any significant acquisition, financing or other transaction, we would need to raise additional capital. Additional capital may not be available on favorable terms or at all.

We may be unable to obtain capital necessary to continue operations, consummate proposed transactions and fuel growth.

Our business plan contemplates continued expansion of our operations in the foreseeable future. Because we presently experience negative cash flow from operations, if we are to continue our operations and grow as contemplated, of which there can be no assurance, we will likely need to seek additional financing.

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

We have experienced net losses in each quarter since inception, with net losses of $7.2 million from inception through March 31, 2004. Although we have indicated we may achieve a net profit for the 2004 fiscal year, we are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable.

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

Through its holdings of common stock and shares of 2003 Series A Preferred Stock ("Series A Preferred Stock"), Dolphin presently controls over 6,284,725 votes in connection with the election of directors and other matters, constituting 16.3% of the voting power of our company. In addition, if Dolphin exercised all warrants it holds and converted all promissory notes and shares of Series A Preferred Stock it holds or controls, Dolphin's aggregate beneficial ownership would increase to approximately 13,094,545 votes in connection with the election of directors and other matters, constituting 28.9% of the voting power of our company following such conversions or exercises. As a result of its stock holdings, Dolphin may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future merger or asset sale transactions.

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

●	liquidate, dissolve, recapitalize or reorganize;
●	incur indebtedness in excess of $1.5 million (and if secured, Dolphin gets matching security other than on receivables)
●	issue any securities senior to the Series A Preferred Stock and Series B Preferred Stock; and
●	except as required by the Series A Preferred Stock and Series B Preferred Stock, redeem any stock or pay dividends on any stock.

Dolphin may use these restrictive covenants to block, or extract concessions or special benefits in connection with, various transactions, including, with certain exceptions, any future debt, preferred stock, merger, or asset sale transactions.

We may be unable to compete successfully against existing or future competitors of our businesses.

Our current and future competitors in Internet streaming may include other digital content delivery providers, Internet broadcast network specialty providers and alternative access providers such as various cable television companies, direct broadcast satellite, DSL, wireless communications providers and other established media companies. Our current and future competitors in hosting and colocation may include other Internet hosting, colocation and access businesses, including such major providers as Savvis and AT&T, and essentially any other participant in the Internet industry.

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

As of April 15, 2004, our executive officers and directors beneficially owned or controlled approximately 36% of the voting power of our company. In combination with officers and directors and their affiliates, and entities owning 5% or more of our outstanding common shares, this group beneficially owned or controlled approximately 77% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests.

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

Because we are a Nevada corporation, the rights of our stockholders are generally governed by the Nevada Private Corporations Law. However, under Section 2115(a) of the California Corporations Code, we became subject to various sections of the California Corporations Code on January 1, 2004 and will continue to be subject to such conditions until the year after fewer than one-half of our outstanding voting securities (held by other than nominee holders) are held by persons located in California. Although the applicable portions of the California Corporations Code are generally consistent with governing provisions of the Nevada Private Corporations Law and our charter documents, they are not identical. We may be faced with circumstances in which applicable provisions of the Nevada Private Corporations Law or our charter documents cannot be reconciled to governing provisions of the California Corporations Code. The existence of such a conflict may adversely effect our business and operations in various ways in that it may require us to withdraw from a proposed transaction, seek authorizations, interpretations, injunctions or other orders from various courts in connection with a conflict, rescind or re-execute a transaction or pay damages if our good faith attempts at reconciliation are deemed inadequate or incur additional expenses in order to attempt compliance with both governing laws.

[	TABLE OF CONTENTS	]

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at risk for changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our principal accounting officer, have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

[	TABLE OF CONTENTS	]

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In the ordinary course of its business, the Company becomes involved in certain legal actions and claims, including lawsuits, administrative proceedings, regulatory and other matters. Substantial and sometimes unspecified damages or penalties may be sought from the Company in some matters, and some matters may remain unresolved for extended periods. While the Company may establish reserves from time to time based on its periodic assessment of the potential outcomes of pending matters, there can be no assurance that an adverse resolution of one or more such matters during any subsequent reporting period will not have a material adverse effect on the Company's results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves, if any, established for pending matters, the Company does not believe that the resolution of currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index following the Signature and Certification pages.

(b)	Reports on Form 8-K None.

[	TABLE OF CONTENTS	]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

May 14, 2004	By:	/s/ Paul Summers

Paul Summers, President & Chief Executive Officer

May 14, 2004	By:	/s/ Philip N. Kaplan

Philip N. Kaplan, Chief Operating Officer

May 14, 2004	By:	/s/ Patrick Deane

Patrick Deane, Vice President of Finance (Principal Accounting Officer)

[	TABLE OF CONTENTS	]

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on June 30, 2003, File No. 0-17020

10.1

Amendment dated February 1, 2004 to Telecommunications Services Agreement dated June 12, 2002, between WilTel Communications, LLC and the Company [Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]

Filed herewith

10.2

Service Order Form with Verio, Inc. dated February 11, 2004 [Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]

Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer (acting Principal Financial Officer)	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer (acting Principal Financial Officer)	Filed herewith