Form 10-K/A
period 2003-12-31
VITALSTREAM HOLDINGS INC
filed 2004-06-08
CIK 789851

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission File No. 0-17020

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada		87-0429944

(State or other jurisdiction of Company or organization)		(IRS Employer Identification No.)

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
YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     YES ☐     NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).      YES ☐     NO ☒

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

None

               VitalStream Holdings, Inc. ("VitalStream" or the "Company") is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004 as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 29, 2004 (the "Form 10-K") for the purpose of supplementing the disclosure included in Part II, Item 5 of Form 10-K. VitalStream issued warrants to purchase an aggregate of 75,000 shares of common stock to service providers in two separate transactions during the fourth quarter of 2003. Although these transactions were reflected in the notes to the financial statements, they were not previously described in the "Recent Sale of Unregistered Securities" subsection of Item 5. VitalStream is also amending and restating the information required by Part IV Item 15 of Form 10-K in order to reflect the filing of related warrants and required certifications. All subsequent references to "Form 10-K" shall refer to the initial Form 10-K, as amended by Amendment No. 1 and this Amendment.

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

Quarter Ended	High	Low

March 31, 2002	$0.67	$0.41
June 30, 2002	$0.65	$0.25
September 30, 2002	$0.52	$0.16
December 31, 2002	$0.50	$0.23

March 31, 2003	$0.29	$0.15
June 30, 2003	$0.40	$0.16
September 30, 2003	$0.54	$0.25
December 31, 2003	$0.76	$0.31

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

Recent Sales of Unregistered Securities.

               On October 21, 2003, the Company issued to one of its vendors a warrant to purchase 25,000 shares of common stock at an exercise price of $0.36 per share in conjunction with an amendment to a prior revolving lease line of credit agreement. The warrant became exercisable on the grant date and expires on October 21, 2006.

               On November 3, 2003, the Company issued to one of its vendors a warrant to purchase 50,000 shares of common stock at an exercise price of $0.48 per share in conjunction with an agreement to provide investor relations services to the Company. The warrant vests in equal quarterly installments over a one-year period and expires on November 3, 2006.

               The above-described issuances of warrants to purchase common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) the vendors represented to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the vendors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the vendors were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the vendors were informed that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the documents representing the warrants stating that the warrants, and any shares issued thereunder, were restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

Financial Statements And Schedules

               The financial statements, including the index to the financial statements, are included immediately following the signatures and certifications of the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004.

Exhibits

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

2.1	Agreement and Plan of Merger dated February 13, 2002 among the Company, VitalStream and VitalStream Operating Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002, File No. 001-10013
2.2	Amended and Restated Asset Purchase Agreement dated January 15, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
4.1	Form of Certificate representing shares of VitalStream Holdings Common Stock	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
4.2	Articles of Incorporation, as amended to include the Certificate of Designation Establishing the Series A Preferred Stock and Series B Preferred Stock	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
4.3	Form of Warrant (Amended and Restated)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
4.4	Form of Warrant (Additional Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
4.5	Form of Amended and Restated Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.6	Form of Warrant (25,000 Shares)	Filed herewith
4.7	Form of Warrant (50,000 Shares)	Filed herewith
10.1	Sublease dated as of November 15, 1999, by and between Charter Holdings, Inc. and VitalStream Broadcasting Corporation (as successor to Epoch Networks, Inc.), as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
10.2	Industrial Lease Between The Irvine Company and ReceiveTV, Inc., as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 16, 2002, File No. 0-17020
10.3	Third Amendment to Industrial Lease Between The Irvine Company and Receive TV, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.4	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
10.5	2001 Stock Incentive Plan (Amended and Restated)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
10.6	Stock Purchase Warrant dated April 23, 2002 issued to Brookstreet Securities Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.7	Stock Purchase Warrant dated April 23, 2002 issued to Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.8	Amendment to Stock Purchase Warrant issued to Brookstreet Securities Corporation dated October 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013
10.9	Amendment to Stock Purchase Warrant issued to Gary Madrid dated October 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013
10.10	Stock Purchase Warrant dated April 23, 2002 issued to Joe Kowal	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.11	Registration Rights Agreement dated April 23, 2002, among the Company, Brookstreet Securities Corporation and Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

10.12	Stock Option Agreement executed as of February 12, 2002 between the Company and Andrew Bebbington.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
10.13	Stock Option Agreement executed as of February 12, 2002 between the Company and Steven Strasser.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
10.14	Amendment to Stock Option and Release Agreement, dated August 28, 2003 with Andrew Bebbington	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.15	Amendment to Stock Option and Release Agreement, dated August 28, 2003 with Steven Strasser	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.16	Telecommunications Services Agreement dated June 12, 2002, between Williams Communications, LLC and the Company	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002
10.17	Service Order Form with Wiltel Communications	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.18	Master Services Agreement dated June 7, 2002, between Equinix Operating Co., Inc. and the Company	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002
10.19	Internet Access Agreement dated August 30, 2002, between Verio, Inc. (d/b/a NTT/VERIO) and VitalStream	Incorporated by reference to the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 25, 2003.
10.20	Service Order Form with Verio, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.21	Employment Agreement dated October 18, 2002 between the Company and Paul Summers, as amended	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.22	Employment Agreement dated October 18, 2002 between the Company and Philip N. Kaplan	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.23	Employment Agreement dated October 18, 2002 between the Company and Kevin D. Herzog	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.24	Employment Agreement dated October 18, 2002 between the Company and Steve Smith	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.25	Employment Agreement dated October 18, 2002 between the Company and David Williams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.26	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003
10.27	Master Equipment Lease dated March 6, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003
10.28	Letter agreement dated January 27, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003
10.29	Factoring and Security Agreement dated June 30, 2003 with Alliance Bank	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003
10.30	Letter agreement dated May 13, 2003 with Netifice Communications Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003
10.31	Letter agreement dated with Verio, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003
10.32	Securities Exchange and Purchase Agreement dated as of September 30, 2003	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.33	Amended and Restated Investor Rights Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.34	Amended and Restated Registration Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.35	Amended and Restated Security Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.36	Amended and Restated Guaranty	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

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

SIGNATURES

               Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized.

VITALSTREAM HOLDINGS, INC.

June 5, 2004	/s/ Paul Summers

Paul Summers, President & Chief Executive Officer

June 5, 2004	/s/ Philip N. Kaplan

Philip N. Kaplan, Chief Operating Officer

June 5, 2004	/s/ Patrick Deane

Patrick Deane, Vice President of Finance