Form 10-Q
period 2004-06-30
VITALSTREAM HOLDINGS INC
filed 2004-08-16
CIK 789851

[	TABLE OF CONTENTS	]

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	001-10013	87-0429944

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

          As of August 5, 2004, the registrant had 60,028,768 Common Shares outstanding.

[	COVER	]

[	TABLE OF CONTENTS	]

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

ASSETS
	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)

Current assets:
Cash	$10,255,215	$773,143
Accounts receivable, net of allowance for doubtful accounts/credits of $91,094 and $91,990 at June 30, 2004
and December 31, 2003, respectively	663,568	549,169
Prepaid expenses	265,271	230,607
Other current assets	90,589	91,117

Total current assets	11,274,643	1,644,036

Fixed assets, net	2,370,071	1,400,931

Restricted Cash	250,404	250,169
Goodwill	961,900	961,900
Loan costs	-	223,387
Customer list	83,138	110,851
Other assets	133,135	63,749

TOTAL ASSETS	$15,073,291	$4,655,023

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$783,052	$699,365
Accrued compensation	174,385	172,898
Current portion of capital lease obligations	745,122	316,988
Factor borrowing payable	-	151,797
Accrued expenses	392,977	330,754

Total current liabilities	2,095,536	1,671,802

Capital lease obligations	923,414	377,587
Notes Payable, Note 4	-	1,132,700

	923,414	1,510,287

Commitments and Contingencies, Note 3

Shareholders' equity
Preferred stock, series A, par value $0.001; authorized shares, 1,000; issued and outstanding shares, 0 and 900 at June 30, 2004 and December 31,
2003, respectively, Note 4	-	1
Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding shares, 60,028,768 and 31,747,912 at June 30, 2004 and
December 31, 2003, respectively, Note 4	60,029	31,748
Additional paid-in capital	19,952,305	8,438,038
Accumulated deficit	(7,957,993)	(6,996,853)

Total shareholders' equity	12,054,341	1,472,934

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$15,073,291	$4,655,023

 See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR

THE THREE AND SIX MONTH PERIODS

ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenue	$2,301,750	$1,697,520	$4,293,187	$3,449,968

Cost of revenue	894,695	730,975	1,734,921	1,512,825

Gross Profit	1,407,055	966,545	2,558,266	1,937,143

Research & development	96,200	86,347	198,511	171,052
Sales & marketing	673,269	471,492	1,264,502	947,728
General & administrative	664,997	683,573	1,271,544	1,214,885
Stock-based compensation	302,628	-	302,628	-

Operating Loss	(330,039)	(274,867)	(478,919)	(396,522)

Other income (expense):
Interest expense	(300,555)	(38,334)	(352,313)	(70,806)
Income tax expense	-	(2,400)	(2,400)	(2,400)
Other income (expense)	(16,318)	59,613	(26,446)	46,366

Net other income (expense)	(316,873)	18,879	(381,159)	(26,840)

Net Loss	$(646,912)	$(255,988)	$(860,078)	$(423,362)

Basic and diluted net loss per common share (less preferred dividends)	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Shares used in computing basic and diluted
net loss per common share, Note 2	37,013,790	29,010,435	34,563,649	28,240,099

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Six Months Ended June 30,

	2004	2003

OPERATING ACTIVITIES
NET LOSS	$(860,078)	$(423,362)
Adjustments to net loss:
Depreciation and amortization	458,475	282,152
(Gain) loss on sale or disposal of equipment	(112)	4,738
Stock-based compensation	302,628	-
Changes in operating assets & liabilities
Accounts receivable (net)	(133,837)	(120,682)
Prepaid expenses	(54,058)	(38,913)
Other assets	(68,704)	(33,964)
Accounts payable	96,031	76,146
Accrued compensation	2,395	61,253
Accrued expenses	64,837	(128,546)

TOTAL CASH USED IN OPERATIONS	(192,423)	(321,178)

INVESTING ACTIVITIES
Additions to property & equipment	(110,155)	(49,672)
Proceeds from sale of equipment	2,550	4,000
Payments on purchase of assets from Epoch	-	(200,000)

NET CASH USED IN INVESTING ACTIVITIES	(107,605)	(245,672)

FINANCING ACTIVITIES
Payments on accrued interest of notes payable	(36,223)	-
Payments on capital leases	(307,318)	(165,975)
Payments of dividends associated with conversion of preferred stock	(101,062)	-
Issuance of common stock, net of offering expenses	10,125,774	-
Proceeds from exercise of stock options	233,288	-
Proceeds from note payable	-	691,000
Payments to factor, net	(132,359)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,782,100	525,025

NET INCREASE (DECREASE) IN CASH	9,482,072	(41,825)

Cash at the beginning of the period	773,143	237,511

Cash at the end of the period	$10,255,215	$195,686

Supplementary disclosure of cash paid during the period for:
Interest	$392,644	$71,322
Income taxes	$2,400	$2,400
Equipment acquired under capital leases	$1,281,279	$198,020

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

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

          Basis of Presentation -- This report on Form 10-Q (Form "10-Q") for the quarter ended June 30, 2004 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

[	TABLE OF CONTENTS	]

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

          During the second quarter of 2004, common stock options were modified for one former employee as part of a severance agreement which resulted in a new measurement date. The total number of options modified was 467,957. The difference between the exercise price and the fair value of the common stock on the new measurement date for the option totaled $302,628. As a result, $302,628 was recorded for the three months ended June 30, 2004 as a non-cash charge to stock-based compensation.

          No stock-based compensation expense was recorded for the three months ended June 30, 2003. The fair value of options granted and modified by the Company have been estimated at $466,000 and $7,000, at the date of grant, for the three month periods ended June 30, 2004 and 2003, respectively, using the Black-Scholes valuation method.

          For purposes of determining pro forma amounts, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma net loss per share had the Company accounted for its options using FAS 123 would have been as follows:

[	TABLE OF CONTENTS	]

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss reported	$(646,912)	$(255,988)	$(860,078)	$(423,362)

Basic and diluted net loss per common share	(0.02)	(0.01)	(0.03)	(0.01)

Add back stock-based employee
compensation cost, net of related tax
effect included in the determination of net loss as reported	(302,628)	-	(302,628)	-

Total stock-based employee
compensation, net of related tax effect
that would have been included in the
determination of net loss if the value- based method would have been applied to all awards	(276,261)	(3,369)	(282,761)	(6,249)

Pro forma net loss as if the fair value-based method
had been applied to all awards	(620,545)	(259,357)	(840,211)	(429,611)

Pro forma basic and diluted loss per share as if the
fair value method had been applied to all awards	(0.02)	(0.01)	(0.02)	(0.02)

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

[	TABLE OF CONTENTS	]

4.    NOTE PAYABLE AND SHAREHOLDERS' EQUITY

Purchase Transaction

          As discussed in our Current Report on Form 8-K filed on June 29, 2004 with the Securities and Exchange Commission, on June 16, 2004, the Company closed a transaction contemplated by a Purchase Agreement (the "Purchase Agreement") with WaldenVC II, L.P. ("Walden"), Dolphin Communications Fund II, L.P. and Dolphin Communications Parallel Fund II (Netherlands), L.P. and their affiliates (collectively, "Dolphin"), and 11 additional investors, including seven private investment funds and four executive officers of the Company. Pursuant to the Purchase Agreement, the Company issued to the investors an aggregate of 18,106,594 shares of common stock and 5,431,977 warrants to purchase common stock for an aggregate purchase price of $11 million, or $0.6075 per unit of one share and .3 warrants. The warrants have an exercise price of $0.6075 per share and expire on June 16, 2009. The warrants also include a call provision requiring the holder of the warrants to exercise the warrants within 10 days of the date, after December 16, 2004, that the closing sales price of the common stock on the principal U.S. trading market for the common stock has equaled or exceeded $1.50 per share (as adjusted for stock splits and dividends, reverse stock splits and the like) for ten consecutive trading days. The investor warrants also include standard anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder are adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.

          In connection with the Purchase Agreement, the Company and the investors also executed a Registration Rights Agreement pursuant to which the Company agreed to file, and filed, on July 16, 2004, a registration statement registering the re-sale of the common stock issued under the Purchase Agreement and issuable upon the exercise of the warrants that were issued under the Purchase Agreement. The investors also became party to a Second Amended and Restated Registration Rights Agreement under which Walden was granted demand registration rights similar to those previously granted to Dolphin and all of the investors were granted piggyback registration rights.

          The Company, the investors and certain key shareholders also executed an Investor Rights Agreement pursuant to which, among other things, the investors and key shareholders agreed to facilitate the election or appointment of a nominee for the board of directors designated by Walden beginning on June 30, 2004. Effective June 30, 2004, Phil Sanderson, a general partner at Walden VC, was appointed by the Company and its Board of Directors to fill the new board position.

          ThinkEquity Partners, LLC, acted as placement agent for the transaction described in the Purchase Agreement. In exchange for its services, ThinkEquity received a cash commission of $770,000, which is 7% of the purchase price, and warrants to purchase 543,198 shares of common stock at an exercise price of $.80 per share. The placement agent warrants include a net exercise provision, one-time demand registration rights and piggyback registration rights. The placement agent warrants also include standard anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder are adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.

Conversion Transaction

          Simultaneously with the closing of the transaction described in the Purchase Agreement, the Company, Dolphin and the other holders of the Company's outstanding shares of 2003 Series A Preferred Stock closed the transaction contemplated by a Conversion Agreement (the "Conversion Agreement") among such persons. Pursuant to the Conversion Agreement, Dolphin agreed to convert its $1.1 million in Amended and Restated Convertible Promissory Notes (the "Notes") into common stock in exchange for the Company's agreement to pay in cash all interest on the Notes that has accrued or would have accrued through September 30, 2004 and to pay a conversion premium equal to 14% of the outstanding principal (including accrued but unpaid interest through September 30, 2003) under the Notes. Upon conversion of the Notes, Dolphin was issued an aggregate of 5,516,411 shares of common stock and an aggregate cash payment of $267,131, of which approximately $231,000 representing the unaccrued portion was recorded as interest expense during the second quarter of 2004. As of June 30, 2004, the Company had no issued or outstanding notes payable or other long term debt other than obligations under capital leases.

          As part of the same transaction, Dolphin and the other holders of 2003 Series A Preferred Stock agreed to convert all outstanding shares of 2003 Series A Preferred Stock into common stock in exchange for the Company's agreement to pay in cash all dividends that have accrued or would have accrued through September 30, 2004 with respect to the 2003 Series A Preferred Stock and to pay a conversion premium equal to 4% of the outstanding liquidation value of the 2003 Series A Preferred Stock. Upon conversion of the 2003 Series A Preferred Stock, the holders were issued an aggregate of 3,829,788 shares of common stock and an aggregate cash payment of $101,061. As of June 30, 2004, there were no shares of preferred stock of the Company issued or outstanding.

[	TABLE OF CONTENTS	]

          Also, upon conversion of the Notes and shares of 2003 Series A Preferred Stock, the restrictive covenants contained therein, as well as Dolphin's security interest in substantially all of the Company's assets, were terminated.

          In addition, pursuant to exhibits to the Purchase Agreement, (a) the warrants to purchase common stock held by Dolphin and the other former holders of 2003 Series A Preferred Stock were amended in order to delete any provisions that would decrease the exercise price, or increase the number of shares subject to the warrant, as a result of future issuances of common stock at a price per share less than the exercise prices of the warrants; (b) the Amended and Restated Investor Rights Agreements dated September 30, 2003 was amended in order to delete Dolphin's preemptive right with respect to any future issuances of preferred stock, and (c) the parties entered into a Second Amended and Restated Registration Rights Agreement under which Walden was granted demand registration rights similar to those previously granted to Dolphin and all of the investors under the Purchase Agreement were granted piggyback registration rights.

          As a result of the above transactions, at June 30, 2004, there were 60,028,768 shares of VitalStream common stock outstanding and 13,430,376 shares of VitalStream common stock reserved for issuance as follows:

Options issued and outstanding	4,404,374
Warrants issued and outstanding	9,026,002

13,430,376

[	TABLE OF CONTENTS	]
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as "believe", "could", "may", "anticipate", "intend", "expect", "will", "plan", "estimate", "continue", "should" or "would". Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the discussions set forth under the caption "Risk Factors" at the end of this Item.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

          We believe that our company is well positioned to take advantage of the growth opportunity within the streaming media marketplace. Over the past year, our management team has made changes within the sales, marketing, operations and finance areas of our business. Specifically, in the fourth quarter of 2003, we restructured our sales and marketing department. We recruited a senior-level Vice President of Sales, and are now focusing our sales, marketing and customer support efforts on enterprise accounts. By adopting a more solutions-oriented sales approach, we believe our marketing proposition is value-based, allowing us to sell increasingly customized solutions as opposed to off-the-shelf products. This in turn, increases overall gross margins and creates higher switching costs for customers to move to competitive services.

          While improving the top-line growth rate, we have also focused on efficiency and economies of scale within our cost of service expense structure. As a result of favorably renegotiating certain material contracts over the past year, we have been able to reduce our unit cost of service during the first half of 2004. Additionally, our network operations costs are growing at a slower rate than our revenue. The operational efficiency gains coupled with our improved top line growth rate are expected to result in increased gross profits in 2004 as compared with 2003.

          As our gross profits have increased in 2004, we have reinvested, and intend to continue to reinvest, some of those gains in the further development of our service offering including development of additional functionality for our rich media streaming services, and increased capacity and security for our content delivery network. By continuing to develop our service platform with additional unique and proprietary features, we expect to be able to further differentiate ourselves from our competitors, enabling us to gain market share and advantage, and to increase our prospects for customer retention and renewals.

          In the second quarter of 2004, we closed a financing transaction with institutional investors generating gross proceeds to the Company of $11 million. We plan to use the net proceeds from this transaction for general corporate purposes, including investment in research and development, facilitation of strategic acquisitions and related costs, strengthening our balance sheet to attract new customers and obtain more favorable terms from our vendors, and satisfying certain qualification criteria for listing on the Nasdaq SmallCap Market or other exchange.

[	TABLE OF CONTENTS	]

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

          The upward trend in sales growth combined with recently achieved operational efficiencies create an opportunity for us to become profitable in the future. As of the date of this report, our valuation multiples are lower than those of our publicly-traded competitors Akamai Technologies, Inc. and Loudeye Corporation. Because of the highly-fragmented nature of the streaming media services industry, economies of scale enable companies to be more competitive. Based on our recent experience in acquiring new accounts, we believe that the industry does not currently have a dominant leader. Management believes that our experience in successfully integrating acquired businesses, combined with our strong operational focus on our business, positions us to gain a greater market share in our industry.

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

●

Goodwill. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually. Accordingly, we annually evaluate goodwill for potential impairment indicators. If impairment indicators exist, we measure the impairment through the use of discounted cash flows. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational conditions. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with our acquired business is impaired. If we subsequently determine that an impairment was or is required, we may be required to write down all, or part, of our goodwill. This would both reduce the amount of our assets, and would reduce the amount of our net income (or increase the amount of our net loss) for the quarter and year in which the impairment was recognized. Depending on the size of the write-down, the adverse impact on our financial results could be material.

[	TABLE OF CONTENTS	]

●

Contingencies. We are subject to legal proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary to assess any contingencies. A required accrual may change at some point in the future due to new developments in a matter or changes in approach such as a change in settlement strategy in dealing with these matters. If our judgment proves to be wrong concerning a possible accrual or other contingency, the impact on our results of operations and cash flows could be material. If we have under-accrued for a material liability, we would have to increase our accrual in a later period, which could materially decrease our net income (or increase our net loss) for such period. The payment of any material contingent liability would also adversely affect our cash flow.

Results of Operations

The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

Revenue	100.0%		100.0%		100.0%		100.0%

Cost of revenue	38.9%		43.1%		40.4%		43.9%

Gross Profit	61.1%		56.9%		59.6%		56.1%

Research & development	4.2%		5.1%		4.6%		5.0%
Sales & marketing	29.3%		27.8%		29.5%		27.5%
General & administrative	28.9%		40.3%		29.6%		35.2%
Stock-based compensation	13.1%		0.0%		7.0%		0.0%

Operating Loss	(14.3%	)	(16.2%	)	(11.2%	)	(11.5%	)

Other income (expense):
Interest expense	(13.1%	)	(2.3%	)	(8.2%	)	(2.1%	)
Income tax expense	0.0%		(0.1%	)	(0.1%	)	(0.1%	)
Other income (expense)	(0.7%	)	3.5%		(0.5%	)	1.3%

Net other income (expense)	(13.8%	)	1.1%		(8.8%	)	(0.8%	)

Net Loss	(28.1%	)	(15.1%	)	(20.0%	)	(12.3%	)

[	TABLE OF CONTENTS	]

Three months ended June 30, 2004 compared to three months ended June 30, 2003

          Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $1,697,520 for the quarter ended June 30, 2003, to $2,301,750 for the quarter ended June 30, 2004, an increase of 35.6%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media. We expect revenue growth to continue through 2004 from the addition of new customers and from increased services to existing customers as we continue to strengthen our sales force, build on our channel partnerships, increase our marketing efforts, gain greater market recognition from potential customers and release new products and services.

          Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, hardware costs and software license fees. Cost of revenue increased from $730,975 for the quarter ended June 30, 2003, to $894,695 for the quarter ended June 30, 2004. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, in addition to increases in other costs necessary to support the increase in revenue between the two quarters. The decrease in the cost of revenue as a percentage of revenue between the two quarters, from 43.1% of revenue in the quarter ended June 30, 2003 to 38.9% of revenue for the quarter ended June 30, 2004, represents economies of scale primarily in the purchase of bandwidth due to our increasing purchasing volume and an industry-wide decrease in bandwidth prices. Management expects that additional cost savings will result as we achieve even greater economies of scale in our purchasing of bandwidth, as we are able to more efficiently distribute bandwidth amongst carriers and as we then spread these costs over an increasing customer base. Management also expects the cost of revenue to decrease as a percentage of revenue as our Internet backbone and data center rent and power costs remain mostly fixed while revenue increases.

          Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased $9,853, from $86,347 for the quarter ended June 30, 2003, to $96,200 for the quarter ended June 30, 2004. As a percentage of revenue, research and development decreased from 5.1% for the quarter ended June 30, 2003 to 4.2% for the quarter ended June 30, 2004. This absolute dollar increase, with a decrease as a percentage of revenue, reflects slightly higher payroll and other costs to support our expanding product and service mix. We expect research and development expense to increase in absolute dollars and to increase as a percentage of revenue through 2004 as we increase our efforts to develop additional technology related to our core product offering.

          Sales and Marketing. Sales and marketing expense consists primarily of marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense increased from $471,492 for the quarter ended June 30, 2003 to $673,269 for the quarter ended June 30, 2004. Sales and marketing expense also increased as a percentage of revenue, from 27.8% for the quarter ended June 30, 2003 to 29.3% for the quarter ended June 30, 2004. This absolute dollar increase, and increase as a percentage of revenue, reflects increased payroll and related costs to expand and support the sales force, and increased marketing and advertising costs to increase market awareness and generate new customers. We expect sales and marketing expense to increase incrementally in absolute terms and remain relatively constant as a percentage of revenue through 2004 as we continue to expand and support our sales force, and we invest further in marketing and advertising efforts to drive growth in our customer base.

          General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense decreased from $683,573 for the quarter ended June 30, 2003 to $664,997 for the quarter ended June 30, 2004. The decrease in the expense during the quarter ended June 30, 2004 primarily related to lower bad debt expense and lower overall professional fees. General and administrative expense as a percentage of revenue also decreased from 40.3% of revenue for the quarter ended June 30, 2003 to 28.9% for the quarter ended June 30, 2004 as general and administrative remained relatively constant against higher revenue growth. We expect general and administrative expense to increase in absolute dollar value but decrease as a percentage of revenue through the balance of 2004 as revenue growth is greater than the growth in our base of general and administrative costs.

          Stock-based compensation. During the threes month ended June 30, 2004, a total number of 467,957 common stock options were modified in order to permit exercise at any time within 12 months of termination of employment for one former employee as part of a severance agreement. Consistent with Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25, the modification resulted in a new measurement date. As a result, the difference between the exercise price and the fair market value of the common stock on the new measurement date for the options totaled $302,628 and was recorded as a non-cash charge to stock-based compensation for the three months ended June 30, 2004.

[	TABLE OF CONTENTS	]

          Net Interest Expense. Net interest expense increased from $38,334 for the quarter ended June 30, 2003 to $300,555 for the quarter ended June 30, 2004. The increase in net interest expense was primarily due to one-time payments of approximately $231,000 of interest and premiums associated with the conversion of $1.1 million in Amended and Restated Convertible Promissory Notes and all outstanding shares of 2003 Series A Preferred Stock into common stock during the quarter, additional interest expense from increased use of capital lease financing, and minimum interest commitment fees associated with the payoff of all outstanding obligations under our factoring agreements. We expect our net interest expense to decrease through the balance of 2004 through interest income earned on cash balances and through financing of capital expenditures under more favorable terms.

           Net Loss. Our net loss increased from $255,988 for the quarter ended June 30, 2003 to $646,912 for the quarter ended June 30, 2004. The increase in the net loss was primarily due to a non-cash stock-based compensation charge of $302,628 associated with a severance agreement during the quarter as described above, and an increase in interest expense of approximately $231,000 from the payment of interest and premiums associated with the conversion of $1.1 million in Amended and Restated Convertible Promissory Notes ("Notes") into common stock during the quarter. We expect our net loss to decrease through 2004 as our revenue base expands, fixed costs remain relatively constant and our per unit cost of service decreases.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

          Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $3,449,968 for the six months ended June 30, 2003, to $4,293,187 for the six months ended June 30, 2004, an increase of 24.4%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media. We expect revenue growth to continue through 2004 from the addition of new customers and from increased services to existing customers as we continue to strengthen our sales force, build on our channel partnerships, increase our marketing efforts, gain greater market recognition from potential customers and release new products and services.

          Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, hardware costs and software license fees. Cost of revenue increased from $1,512,825 for the six months ended June 30, 2003, to $1,734,921 for the six months ended June 30, 2004. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, in addition to increases in other costs necessary to support the increase in revenue between the two six month periods. The decrease in the cost of revenue as a percentage of revenue between the two periods, from 43.9% of revenue in the six months ended June 30, 2003 to 40.4% of revenue for the six months ended June 30, 2004, represents economies of scale primarily in the purchase of bandwidth due to our increasing purchasing volume and an industry-wide decrease in bandwidth prices. Management expects that additional cost savings will result as we achieve even greater economies of scale in our purchasing of bandwidth, as we are able to more efficiently distribute bandwidth amongst carriers and as we then spread these costs over an increasing customer base. Management also expects the cost of revenue to decrease as a percentage of revenue as our Internet backbone and data center rent and power costs remain mostly fixed while revenue increases.

          Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased from $171,052 for the six months ended June 30, 2003, to $198,511 for the six months ended June 30, 2004. As a percentage of revenue, research and development decreased from 5.0% for the six months ended June 30, 2003 to 4.6% for the six months ended June 30, 2004. This absolute dollar increase, with a decrease as a percentage of revenue reflects slightly higher payroll and other costs to support our expanding product and service mix. We expect research and development expense to increase in absolute dollars and to increase as a percentage of revenue through 2004 as we increase our efforts to develop additional technology related to our core product offering.

          Sales and Marketing. Sales and marketing expense consists primarily of marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense increased from $947,728 for the six months ended June 30, 2003 to $1,264,502 for the six months ended June 30, 2004. Sales and marketing expense also increased as a percentage of revenue, from 27.5% for the six months ended June 30, 2003 to 29.5% for the six months ended June 30, 2004. This absolute dollar increase, and increase as a percentage of revenue, reflects increased payroll and related costs to expand and support the sales force, and increased marketing and advertising costs to increase market awareness and generate new customers. We expect sales and marketing expense to increase incrementally in absolute terms and remain relatively constant as a percentage of revenue through 2004 as we continue to expand and support our sales force, and we invest further in marketing and advertising efforts to drive growth in our customer base.

[	TABLE OF CONTENTS	]

          General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,214,885 for the six months ended June 30, 2003 to $1,271,544 for the six months ended June 30, 2004. The increase in the expense during the six months ended June 30, 2004 primarily related to costs for administrative personnel necessary to support the growth in our customer and revenue base. General and administrative expense as a percentage of revenue decreased from 35.2% of revenue for the six months ended June 30, 2003 to 29.6% for the six months ended June 30, 2004 as general and administrative remained relatively constant against higher revenue growth. We expect general and administrative expense to increase in absolute dollar value but decrease as a percentage of revenue through the balance of 2004 as revenue growth is greater than the growth in our base of general and administrative costs.

          Stock-based compensation. During the six months ended June 30, 2004, a total number of 467,957 common stock options were modified in order to permit exercise at any time within 12 months of termination of employment for one former employee as part of a severance agreement. Consistent with Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25, the modification resulted in a new measurement date. As a result, the difference between the exercise price and the fair market value of the common stock on the new measurement date for the options totaled $302,628 and was recorded as a non-cash charge to stock-based compensation for the three months ended June 30, 2004.

          Net Interest Expense. Net interest expense increased from $70,806 for the six months ended June 30, 2003 to $352,313 for the six months ended June 30, 2004. The increase in net interest expense was primarily due to one-time payments of approximately $231,000 of interest and premiums associated with the conversion of $1.1 million in Amended and Restated Convertible Promissory Notes and all outstanding shares of 2003 Series A Preferred Stock into common stock during the quarter, additional interest expense from increased use of capital lease financing, and increased interest expense from the use of a credit line under a factoring arrangement in place during the first six months of 2004 but not in the first six months of 2003. We expect our net interest expense to decrease through the balance of 2004 through interest income earned on cash balances and through financing of capital expenditures under more favorable terms.

          Net Loss. Our net loss increased from $423,362 for the six months ended June 30, 2003 to $860,078 for the six months ended June 30, 2004. The increase in the net loss was primarily due to a non-cash, stock-based compensation charge of $302,628 associated with a severance agreement during the quarter as described above, and an increase in interest expense of approximately $231,000 from the payment of interest and premiums associated with the conversion of $1.1 million in Notes into common stock during the quarter. We expect our net loss to decrease through 2004 as our revenue base expands, fixed costs remain relatively constant and our per unit cost of service decreases.

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

          The Company's EBITDA was a loss of $81,753 for the quarter ended June 30, 2004 compared with a loss of $71,021 for the quarter ended June 30, 2003. The Company's EBITDA for the six months ended June 30, 2004 was a loss of $46,890 compared to a loss of $68,004 for the six months ended June 30, 2003. The decrease in EBITDA in the three month period ended June 30, 2004 and the only slight increase in EBITDA in the six month period ended June 30, 2004, compared to the similar periods in 2003 were primarily due to the non-cash stock-based compensation charge of $302,628 related to a severance agreement for a former employee during the second quarter of 2004, offset by an increase in our revenue base combined with a decrease in our cost of service as a percentage of revenue.

          The Company defines EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. EBITDA is not a measure used in financial statements reported in accordance with generally accepted accounting principles, does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities. The Company's calculation of EBITDA may not be comparable to the computation of similarly titled measures of other companies.

          We use EBITDA as a measure of our operating performance. In addition, we believe that EBITDA may be useful to existing and potential creditors, and to analysts and investors that follow our performance, because it is one measure of income generated that is available to service any outstanding debt.

[	TABLE OF CONTENTS	]

          Reconciliation of the net loss for the three month and six month periods ended June 30 of 2003 and 2004 to EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net loss	$(646,912)	$(255,988)	$(860,078)	$(423,362)
Depreciation and amortization	264,604	144,233	458,475	282,152
Interest expense, net	300,555	38,334	352,313	70,806
Income tax expense	-	2,400	2,400	2,400

EBITDA	$(81,753)	$(71,021)	$(46,890)	$(68,004)

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of June 30, 2004:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	07/01/04 - 6/30/05	07/01/05 - 6/30/07	07/01/07 - 6/30/09	After 06/30/09

Operating leases	$27,302	$14,998	$12,304	$-	$-
Capital leases	2,145,608	1,052,444	1,093,164	-	-
Office leases	2,168,587	521,847	984,844	661,896	-
Contractual service agreements	1,376,394	1,376,394	-	-	-

Total contractual obligations	$5,717,891	$2,965,683	$2,090,312	$661,896	$-

          Our capital leases represent $1,669,000 plus interest spread over eight capital lease financing arrangements. The hardware and software obtained through these capital lease arrangements are used in our data center operations, for supplying service to our customers, maintaining our internal network and providing the equipment needed for internal staff.

[	TABLE OF CONTENTS	]

Liquidity and Capital Resources

          As discussed in our Current Report on Form 8-K filed on June 29, 2004 with the Securities and Exchange Commission and in Note 4 to the financial statements included herein, on June 16, 2004, the Company closed a transaction contemplated by a Purchase Agreement (the "Purchase Agreement") involving the issuance of an aggregate of 18,106,594 shares of common stock and 5,431,977 warrants to purchase common stock for an aggregate purchase price of $11 million, or $0.6075 per unit of one share and .3 warrants. Simultaneously with the closing of such transaction, the Company and the holders of its $1.1 million in Amended and Restated Convertible Promissory Notes (the "Notes") agreed to convert the Notes into common stock in exchange for the Company's agreement to pay in cash all interest on the Notes that has accrued or would have accrued through September 30, 2004 and to pay a conversion premium equal to 14% of the outstanding principal (including accrued but unpaid interest through September 30, 2003) under the Notes. Upon conversion of the Notes, the holder of the Note was issued an aggregate of 5,516,411 shares of common stock and an aggregate cash payment of $267,131. In addition, as part of the same transaction, the holders of the Company's 2003 Series A Preferred Stock agreed to convert all outstanding shares of 2003 Series A Preferred Stock into common stock in exchange for the Company's agreement to pay in cash all dividends that have accrued or would have accrued through September 30, 2004 with respect to the 2003 Series A Preferred Stock and to pay a conversion premium equal to 4% of the outstanding liquidation value of the 2003 Series A Preferred Stock. Upon conversion of the 2003 Series A Preferred Stock, the holders were issued an aggregate of 3,829,788 shares of common stock and an aggregate cash payment of $101,061.

          As a result of such transactions, the Company's cash position increased to $10,255,215 at June 30, 2004 from $773,143 in cash held by the Company on December 31, 2003. In addition, as of June 30, 2004, the Company had no issued or outstanding notes payable or other long-term debt other than obligations under capital leases, and there were no shares of preferred stock of the Company issued or outstanding.

          Cash used during the six months ended June 30, 2004 included $192,423 used in operations as well as $107,605 used in investing activities. Sources of cash for the Company during the six month period ended June 30, 2004 was $9,782,100 primarily from the proceeds of our sale of common stock during the second quarter pursuant to the Purchase Agreement transaction described above, offset by payments of commissions associated with the common stock sale and payments on capital leases.

          The financing described in the Purchase Agreement transaction and the conversion of the Notes and the 2003 Series A Preferred Stock into common stock as described in the Conversion Agreement has strengthened our balance sheet, simplified our capital structure, and enabled the Company to meet the shareholders' equity requirements to qualify for listing on the Nasdaq SmallCap Market or other exchange.

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

 Risk Factors

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

We may continue to experience net losses from operations.

          We have experienced net losses in each quarter since inception, with net losses of $8.0 million from inception through June 30, 2004, and we are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable.

[	TABLE OF CONTENTS	]

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

We may pledge substantially all of our assets to secure future financing agreements.

          We may be required to pledge substantially all of our assets to secure bank or other financing arrangements in the future. These financings would likely require that we afford rights and remedies that are commonly provided a secured creditor. If we default under such arrangements, subject to laws restricting the remedies of creditors, such creditors may immediately seize and dispose of all pledged assets.

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

There are numerous risks associated with having Dolphin and WaldenVC as significant shareholders.

          Through their holdings of common stock, affiliates of Dolphin Equity Partners presently control 15,257,849 votes in connection with the election of directors and other matters, 25.4% of the voting power of our company, and affiliates of WaldenVC presently control 9,876,324 votes in connection with the election of directors and other matters, representing 16.5% of the voting power of the Company. In addition, if Dolphin and WaldenVC exercised all warrants they hold, Dolphin's and WaldenVC's respective aggregate beneficial ownership would increase to approximately 17,596,021 and 12,839,221 votes in connection with the election of directors and other matters, constituting 28.2% and 20.4%, respectively of the voting power of our company following such exercises. As a result of their stock holdings, Dolphin or WaldenVC may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future merger or asset sale transactions.

[	TABLE OF CONTENTS	]

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

          Many of these competitors have a longer operating history and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Competitors with an extended operating history, a strong financial position and an established reputation have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or unstable. In addition, our competitors may be able to use their extensive resources:

●	to develop and deploy new products and services more quickly and effectively than we can;
●	to improve and expand their communications and network infrastructures more quickly than we can;
●	to reduce costs, particularly bandwidth costs, because of discounts associated with large volume purchases;
●	offer less expensive streaming, hosting, colocation and related services as a result of a lower cost structure, greater capital reserves or otherwise;
●	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;
●	to offer bundles of related services that we are unable to offer;
●	to take advantage of acquisition and other opportunities more readily; and
●	to devote greater resources to the marketing and sales of their products.

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

[	TABLE OF CONTENTS	]

          The occurrence of any natural disaster (including earthquakes), power outage, unauthorized access, computer virus, equipment failure or other disruptive problem could have a material adverse affect on our business, financial condition and results of operations.

We are dependent upon key personnel who may leave at any time and may be unable to attract qualified personnel in the future.

          We are highly dependent upon the efforts of our senior management team, the loss of any of whom could impede our growth and ability to execute our business strategy. To the extent our principal managers are parties to employment agreements, such agreements are terminable at will. Although our principal managers have significant equity interests or options to purchase equity interests in the company, such options to purchase equity interests are substantially vested, and the shares held by our President, our Chief Operating Officer and our Chief Technical Officer are not subject to vesting or repurchase rights and will be retained whether or not such persons remain with the company. The loss of the services of key management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

We may become subject to risks associated with international operations.

          We plan to expand our marketing efforts in foreign countries and may establish a data center or other base of operations outside of the United States. The establishment or expansion of foreign operations involves numerous risks, including without limitation:

●

we may incur losses solely as a result of the fluctuation of the value of the dollar, as most of our costs will continue to be denominated in U.S. dollars while our revenues may increasingly be denominated in other currencies;

●

we may incur significant costs in order to comply with, or obtain intellectual property protection under, the laws of foreign countries; even then, foreign courts or other tribunals may decline to honor our intellectual property rights, may not enforce our contracts as written and may impose restrictions, taxes, fines and other penalties that exceed those that would generally be imposed under U.S. laws;

●	we may be the target of anti-U.S. politically motivated actions, including sabotage, violence, nationalization of resources, or discrimination;
●	costs and risks associated with management and internal controls will increase as our employees and assets our located outside of the Southern California region; and
●

as our overseas revenues, and dependence on such revenues expands, we will become increasingly subject not only to economic cycles in the U.S. but also to cycles in other nations, which may be more variable that those in the U.S.

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

[	TABLE OF CONTENTS	]

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

     As Internet commerce continues to evolve, we expect that federal, state or foreign legislatures and agencies may adopt laws and regulations affecting our business or our customers, including laws or regulations potentially imposing taxes or other fees on us or our customers, imposing reporting, tracking or other costly reporting requirements or imposing restrictions or standards on us or our customers related to issues such as user privacy, pricing, content and quality of products and services. Such laws and regulations may significantly increase our costs of operations, may expose us to liability or may limit the services we can offer, or may impose similar burdens on our customers, which in turn may negatively impact our business, financial condition and results of operations.

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

●	We could be required, as a result of an intellectual property dispute, to do one or more of the following:
●	cease selling, incorporating or using products or services that rely upon the disputed intellectual property;
●	obtain from the holder of the intellectual property right a license to sell or use the disputed intellectual property, which license may not be available on reasonable terms;
●	redesign products or services that incorporate disputed intellectual property; or
●	pay monetary damages to the holder of the intellectual property right.

[	TABLE OF CONTENTS	]

          The occurrence of any of these events could result in substantial costs and diversion of resources or could severely limit the services we can offer, which could seriously harm our business, operating results and financial condition.

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

          Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is small, and trading in our common stock is likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders and may increase or decrease significantly because of buying or selling by a single shareholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of large numbers of shares of our common stock or to obtain a fair price for our common stock in the market.

The market price for our common stock is volatile and may change dramatically at any time.

          The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, significant customer contracts, significant litigation or other factors or events that would be expected to affect our business financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

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

[	TABLE OF CONTENTS	]

Because certain existing shareholders own a large percentage of our voting shares, other shareholders' voting power may be limited.

          As of June 30, 2004, our executive officers and directors beneficially owned or controlled approximately 18.5% of the voting power of our company. In combination with officers and directors and their affiliates, and entities owning 5% or more of our outstanding common shares, this group beneficially owned or controlled approximately 64.4% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests.

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

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

(b) We are not presently required to conduct quarterly evaluations of our internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. We are, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when we will become subject to such evaluation requirements.

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

          As discussed in our Current Report on Form 8-K filed on June 29, 2004 with the Securities and Exchange Commission and in Note 4 to the financial statements included herein, on June 16, 2004, the Company closed a transaction contemplated by a Purchase Agreement (the "Purchase Agreement") involving the issuance of an aggregate of 18,106,594 shares of common stock and 5,431,977 warrants to purchase common stock for an aggregate purchase price of $11 million, or $0.6075 per unit of one share and .3 warrants. Simultaneously with the closing of such transaction, the Company and the holders of its $1.1 million in Amended and Restated Convertible Promissory Notes (the "Notes") agreed to convert the Notes into common stock in exchange for the Company's agreement to pay in cash all interest on the Notes that has accrued or would have accrued through September 30, 2004 and to pay a conversion premium equal to 14% of the outstanding principal (including accrued but unpaid interest through September 30, 2003) under the Notes. Upon conversion of the Notes, the holder of the Note was issued an aggregate of 5,516,411 shares of common stock and an aggregate cash payment of $267,131. In addition, as part of the same transaction, the holders of the Company's 2003 Series A Preferred Stock agreed to convert all outstanding shares of 2003 Series A Preferred Stock into common stock in exchange for the Company's agreement to pay in cash all dividends that have accrued or would have accrued through September 30, 2004 with respect to the 2003 Series A Preferred Stock and to pay a conversion premium equal to 4% of the outstanding liquidation value of the 2003 Series A Preferred Stock. Upon conversion of the 2003 Series A Preferred Stock, the holders were issued an aggregate of 3,829,788 shares of common stock and an aggregate cash payment of $101,061.

          The above-described issuances of shares of our common stock and warrants were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) each of the investors represented and warranted to us at the time of purchase (of the convertible security with respect to a convertible security) that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that he was acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

[	TABLE OF CONTENTS	]

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

      We held an Annual Meeting of Shareholders on June 24, 2004 at which the shareholders considered and voted as follows on the items described below:

      1.      The shareholders considered whether to elect the following persons as directors, each to serve until the 2007 annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld/Abstentions	Broker Non-Votes
Paul Summers	32,047,160	212,638	none
Raymond L. Ocampo Jr.	32,057,180	202,618	none

      2.      The shareholders considered whether to ratify the appointment of Rose, Snyder & Jacobs as independent auditors of the Company for the fiscal year ending December 31, 2004. There were 31,183,319 votes cast in favor, 74,717 votes cast against, 1,762 votes withheld, and no broker non-votes, which vote was sufficient for approval.

      3.      The shareholders voted upon a resolution authorizing the Board of Directors of the Company, in its discretion at any time prior to December 31, 2004, to take all steps necessary to effect a consolidation of its common stock on the basis of a ratio within the range of one post-consolidation share of common stock for every four pre-consolidation shares of common stock to one post-consolidation share of common stock for every eight pre-consolidation shares of common stock, with the ratio to be selected and implemented by the Corporation's Board of Directors in its sole discretion, if at all. There were 24,530,811 votes cast in favor, 197,552 votes cast against, 60,961 votes withheld, and 7,470,474 broker non-votes, which vote was sufficient for approval.
Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index following the Signature and Certification pages.

(b)	Reports on Form 8-K On August 5, 2004, the Company filed a Current Report on Form 8-K containing an earnings release related to the fiscal quarter ended June 30, 2004

On June 30, 2004, the Company filed a Current Report on Form 8-K related to the issuance of common stock and warrants to 13 investors for an aggregate gross purchase price of $11,000,000. The 8-K also includes the issuance of common shares to holders of the Company's notes and Series A Preferred Stock pursuant to the conversion of such notes and Preferred Stock to common shares.

[	TABLE OF CONTENTS	]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

August 13, 2004	By:	/s/ Paul Summers

Paul Summers, President & Chief Executive Officer

August 13, 2004	By:	/s/ Philip N. Kaplan

Philip N. Kaplan, Chief Operating Officer

August 13, 2004	By:	/s/ Patrick Deane

Patrick Deane, Vice-President of Finance (Principal Accounting Officer)

[	TABLE OF CONTENTS	]

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on June 30, 2003, File No. 0-17020

10.1	Amendment dated March 30, 2004 to Macromedia Flash Communication Server License Agreement	Filed herewith

10.2	Master Service Agreement dated June 29, 2004, between Level 3 Communications, LLC and the Company	Filed herewith

10.3	Confidential Termination Agreement and General Release dated April 29, 2004 between Kevin D. Herzog and the Company	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith