Form 10-Q
period 2004-09-30
VITALSTREAM HOLDINGS INC
filed 2004-11-15
CIK 789851

[	TABLE OF CONTENTS	]

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	001-10013	87-0429944

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

One Jenner, Suite 100 Irvine, California 92618

(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (949) 743-2000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒   NO☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☐    NO☒

          As of November 8, 2004, the registrant had 60,028,768 Common Shares outstanding.

[	COVER	]

[	TABLE OF CONTENTS	]

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

ASSETS
	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)

Current assets:
Cash	$9,875,963	$773,143
Accounts receivable, net of allowance for doubtful accounts/credits of $124,901 and $91,990 at September 30, 2004
and December 31, 2003, respectively	753,962	549,169
Prepaid expenses	345,935	230,607
Other current assets	87,644	91,117

Total current assets	11,063,504	1,644,036

Fixed assets, net	2,773,280	1,400,931

Restricted Cash	250,530	250,169
Goodwill	961,900	961,900
Loan costs	-	223,387
Customer list	69,282	110,851
Other assets	133,794	63,749

TOTAL ASSETS	$15,252,290	$4,655,023

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$926,324	$699,365
Accrued compensation	385,504	172,898
Current portion of capital lease obligations	811,476	316,988
Factor borrowing payable	-	151,797
Accrued expenses	386,598	330,754

Total current liabilities	2,509,902	1,671,802

Capital lease obligations	954,311	377,587
Notes payable, Note 4	-	1,132,700

	954,311	1,510,287

Commitments and contingencies, Note 3

Shareholders' equity
Preferred stock, series A, par value $0.001; authorized shares, 1,000; issued and outstanding shares, 0 and 900 at September 30, 2004 and
December 31, 2003, respectively, Note 4	-	1
Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding shares, 60,028,768 and 31,747,912 at September 30,
2004 and December 31, 2003, respectively, Note 4	60,029	31,748
Additional paid-in capital	19,909,523	8,438,038
Accumulated deficit	(8,181,475)	(6,996,853)

Total shareholders' equity	11,788,077	1,472,934

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$15,252,290	$4,655,023

 See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenue	$2,690,939	$1,779,137	$6,984,126	$5,229,105

Cost of revenue	1,171,906	783,210	2,906,827	2,296,035

Gross Profit	1,519,033	995,927	4,077,299	2,933,070

Research & development	129,893	84,608	328,404	255,660
Sales & marketing	754,523	446,851	2,019,026	1,394,579
General & administrative	803,056	613,478	2,074,600	1,828,363
Stock-based compensation	-	-	302,628	-

Operating Loss	(168,439)	(149,010)	(647,359)	(545,532)

Other income (expense):
Interest expense, net	(48,660)	(43,570)	(400,973)	(114,376)
Income tax expense	-	-	(2,400)	(2,400)
Other income (expense)	(6,381)	16,806	(32,828)	63,172

Net other income (expense)	(55,041)	(26,764)	(436,201)	(53,604)

Net Loss	$(223,480)	$(175,774)	$(1,083,560)	$(599,136)

Basic and diluted net loss per common share (less preferred dividends)	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Shares used in computing basic and diluted
net loss per common share, Note 2	60,028,768	30,926,870	43,113,980	29,145,531

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Nine Months Ended September 30,

	2004	2003

OPERATING ACTIVITIES
NET LOSS	$(1,083,560)	$(599,136)
Adjustments to net loss:
Depreciation & amortization	760,389	434,174
(Gain) loss on sale or disposal of equipment	(112)	4,738
Stock-based compensation	302,628	-
Changes in operating assets & liabilities
Accounts receivable (net)	(224,231)	(52,079)
Prepaid expenses	(141,106)	(51,608)
Other assets	(66,543)	(58,951)
Accounts payable	(35,595)	(31,497)
Accrued compensation	213,514	77,294
Accrued expenses	58,455	(91,889)

TOTAL CASH USED IN OPERATIONS	(216,161)	(368,954)

INVESTING ACTIVITIES
Additions to property & equipment	(185,546)	(63,689)
Proceeds from sale of equipment	2,550	4,000
Payments on purchase of assets from Epoch	-	(200,000)

NET CASH USED IN INVESTING ACTIVITIES	(182,996)	(259,689)

FINANCING ACTIVITIES
Payments on accrued interest of notes payable	(36,223)	-
Payments on capital leases	(544,658)	(267,248)
Payments of dividends associated with conversion of preferred stock	(101,062)	-
Payments of commissions associated with issuance of stock	-	(50,000)
Issuance of common stock, net of offering expenses	10,082,991	-
Proceeds from exercise of stock options	233,288	75,000
Proceeds from note payable	-	691,000
Proceeds from sale of Series A preferred stock	-	900,000
Payments to factor, net	(132,359)	120,222

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,501,977	1,468,974

NET INCREASE IN CASH	9,102,820	840,331

Cash at the beginning of the period	773,143	237,511

Cash at the end of the period	$9,875,963	$1,077,842

Supplementary disclosure of cash paid during the period for:
Interest	$485,995	$87,681
Income taxes	$2,400	$2,400

Equipment acquired under capital leases and other financing	$1,898,771	$337,601

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

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

          As discussed in Amendment #Number 1 to Current Report on Form 8-K/A, filed with the SEC on January 16, 2003, the Company consummated its acquisition of the hosting and colocation business of Epoch Hosting, Inc. and Epoch Networks, Inc. ("Epoch") in January 2003. Through this asset purchase transaction, the Company obtained a revenue-generating client base and the data center space it now operates in downtown Los Angeles.

          Basis of Presentation -- This report on Form 10-Q (Form "10-Q") for the quarter ended September 30, 2004 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

          Revenue Recognition -- Revenues consist primarily of fees for streaming media services, web hosting and managed services. Streaming media service fees, which are typically usage-based, are recognized as the service is provided. Web hosting and managed services fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided. Service contracts are generally for periods ranging from one to 24 months and typically require payment at the beginning of each month.

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

          No stock-based compensation expense was recorded for the three months ended September 30, 2004 and 2003. The fair value of options granted and modified by the Company have been estimated at $16,488 and $25,946, at the date of grant, for the three month periods ended September 30, 2004 and 2003, respectively, using the Black-Scholes valuation method.

          For purposes of determining pro forma amounts, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma net loss per share had the Company accounted for its options using FAS 123 would have been as follows:

[	TABLE OF CONTENTS	]

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net loss reported	$(223,480)	$(175,774)	$(1,083,560)	$(599,136)

Basic and diluted net loss per common share	(0.00)	(0.01)	(0.03)	(0.02)

Add back stock-based employee
compensation cost, net of related tax
effect included in the determination of net loss as reported	-	-	302,628	-

Total stock-based employee
compensation, net of related tax effect
that would have been included in the
determination of net loss if the value- based method would have been applied to all awards	(21,704)	(4,665)	(303,250)	(10,915)

Pro forma net loss as if the fair value-based method
had been applied to all awards	(245,184)	(180,439)	(1,084,182)	(610,051)

Pro forma basic and diluted loss per share as if the
fair value method had been applied to all awards	(0.00)	(0.01)	(0.03)	(0.02)

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

4.    NOTE PAYABLE AND SHAREHOLDERS' EQUITY

Purchase Transaction

          As discussed in our Current Report on Form 8-K filed on June 29, 2004, with the Securities and Exchange Commission, on June 16, 2004, the Company closed a transaction contemplated by a Purchase Agreement (the "Purchase Agreement") with WaldenVC II, L.P. ("Walden"), Dolphin Communications Fund II, L.P. and Dolphin Communications Parallel Fund II (Netherlands), L.P. and their affiliates (collectively, "Dolphin"), and 11 additional investors, including seven private investment funds and four executive officers of the Company. Pursuant to the Purchase Agreement, the Company issued to the investors an aggregate of 18,106,594 shares of common stock and 5,431,977 warrants to purchase common stock for an aggregate purchase price of $11 million, or $0.6075 per unit of one share and .3 warrants. The warrants have an exercise price of $0.6075 per share and expire on June 16, 2009. The warrants also include a call provision requiring the holder of the warrants to exercise the warrants within 10 days of the date, after December 16, 2004, that the closing sales price of the common stock on the principal U.S. trading market for the common stock has equaled or exceeded $1.50 per share (as adjusted for stock splits and dividends, reverse stock splits and the like) for ten consecutive trading days. The investor warrants also include standard anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder are adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.

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

Conversion Transaction

          Simultaneously with the closing of the transaction described in the Purchase Agreement, the Company, Dolphin and the other holders of the Company's outstanding shares of 2003 Series A Preferred Stock closed the transaction contemplated by a Conversion Agreement (the "Conversion Agreement") among such persons. Pursuant to the Conversion Agreement, Dolphin agreed to convert its $1.1 million in Amended and Restated Convertible Promissory Notes (the "Notes") into common stock in exchange for the Company's agreement to pay in cash all interest on the Notes that has accrued or would have accrued through September 30, 2004 and to pay a conversion premium equal to 14% of the outstanding principal (including accrued but unpaid interest through September 30, 2003) under the Notes. Upon conversion of the Notes, Dolphin was issued an aggregate of 5,516,411 shares of common stock and an aggregate cash payment of $267,131, of which approximately $231,000 representing the unaccrued portion was recorded as interest expense during the second quarter of 2004. As of June 30, 2004 and September 30, 2004, the Company had no issued or outstanding notes payable or other long term debt other than obligations under capital leases.

          As part of the same transaction, Dolphin and the other holders of 2003 Series A Preferred Stock agreed to convert all outstanding shares of 2003 Series A Preferred Stock into common stock in exchange for the Company's agreement to pay in cash all dividends that have accrued or would have accrued through September 30, 2004 with respect to the 2003 Series A Preferred Stock and to pay a conversion premium equal to 4% of the outstanding liquidation value of the 2003 Series A Preferred Stock. Upon conversion of the 2003 Series A Preferred Stock, the holders were issued an aggregate of 3,829,788 shares of common stock and an aggregate cash payment of $101,061. As of June 30, 2004 and September 30, 2004, there were no shares of preferred stock of the Company issued or outstanding.

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

          The securities in the transactions described above were subsequently registered pursuant to a registration statement on Form S-2 filed on July 16, 2004, and further amended and filed on September 13, 2004, with the Securities and Exchange Commission, and subsequently went effective as of September 16, 2004.

          As a result of the above transactions, at September 30, 2004, there were 60,028,768 shares of VitalStream common stock outstanding and 13,480,376 shares of VitalStream common stock reserved for issuance as follows:

Options issued and outstanding	4,454,374

Warrants issued and outstanding	9,026,002

13,480,376

5.    FINANCING AGREEMENT

          Effective September 30, 2004, we terminated our Factoring and Security Agreement with Alliance Bank and the related security interest in substantially all of our assets that had secured the Company's financial obligations under the agreement. As discussed in our Current Report on Form 8-K filed on October 11, 2004 with the Securities and Exchange Commission, on October 7, 2004, we entered into a one-year $4,000,000 secured credit agreement (the "Agreement") with Comerica Bank ("Comerica"). The Agreement includes a term line of credit of up to $2,000,000 to finance equipment purchases made prior to September 30, 2005 with interest payable based on a rate equal to Comerica's published prime rate plus 0.50% and a revolving line of credit of up to $2,000,000 for general working capital needs with interest payable based on a rate equal to Comerica's published prime rate. The Company has pledged substantially all of its assets to secure repayment of the credit facilities made available under the Agreement. The Company must also maintain a balance of cash at Comerica of not less than $3,000,000 when aggregate outstanding advances under the credit facilities are less than or equal to $3,000,000, and a balance of not less than $3,500,000 when aggregate outstanding advances under the credit facilities are greater than $3,000,000. The Agreement also contains various other restrictive covenants related to future operations of the Company.

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

          We believe that our company is well positioned to take advantage of the growth opportunity within the streaming media marketplace. Over the past year, our management team has made changes within the sales, marketing, operations and finance areas of our business. Specifically, in the fourth quarter of 2003, we restructured our sales and marketing department. We recruited a senior-level Vice President of Sales, and are now focusing our sales, marketing and customer support efforts on enterprise accounts. By adopting a more solutions-oriented sales approach, we believe our marketing proposition is value-based, allowing us to sell increasingly customized solutions as opposed to off-the-shelf products. We believe this in turn has had the effect of raising gross margins and creating higher switching costs for customers to move to competitor's services.

          While improving the revenue growth rate, we have also focused on efficiency and economies of scale within our cost of service expense structure. As a result of favorably renegotiating certain bandwidth contracts over the past year through higher volume purchasing, we have been able to reduce our bandwidth per unit cost of service during 2004. As our gross profits have increased in 2004, we have reinvested, and intend to continue to reinvest, some of those gains in the further development of our service offering and network infrastructure including development of additional functionality for our rich media streaming services, and increased capacity and security for our content delivery network. By continuing to develop our service platform with additional unique and proprietary features and strengthening our content delivery network, we expect to be able to further differentiate ourselves from our competitors, enabling us to gain market share and advantage, and to increase our prospects for customer retention and renewals. The investments in our service offerings and network, substantially offset by our operational efficiency and purchasing gains coupled with our improving top line growth rate, are expected to result in slightly lower gross margins during the next several quarters.

          Section 404 of the Sarbanes-Oxley Act of 2002 applies to all public companies and is effective for the Company in 2005. Under Section 404, public companies are required to design, establish and maintain an adequate system of internal financial and disclosure controls, assess such controls as of the end of each fiscal year, and engage an independent accounting firm to evaluate and provide an opinion on management's assessment of their controls. To adequately prepare for implementation of Section 404, we anticipate employing the additional resources and tools of a professional accounting or consulting firm to minimize disruption to our regular business processes and personnel, and to effectively meet the design evaluation, documentation, testing and monitoring requirements of this Act. As such, we expect to incur significant costs in the completion of this project during the first and second quarters of 2005 and then additional costs in the back half of 2005 to monitor compliance going forward and to perform the additional annual assessment required by Section 404. With the initial non-recurring costs of design and implementation of Section 404, we expect general and administrative expense to increase as a percentage of sales in the first half of 2005 (relative to the third quarter of 2004) and then to decline as a percentage of sales during the second half of 2005.

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

          On October 7, 2004, we closed a one-year financing agreement with Comerica Bank which provides for a term line of credit of up to $2,000,000 to finance equipment purchases and a revolving line of credit of up to $2,000,000 for general working capital needs. We intend to use this credit facility as needed to finance capital expenditures used to scale our network and data center infrastructure and supplement our existing cash balance.

[	TABLE OF CONTENTS	]

          While the opportunities for us are increasing, they are not without risk. Our business and our industry have risks (see "Risk Factors" at the end of this Item), only some of which can be mitigated to varying degrees, and others that can only be dealt with reactively. As with any technology company, new technological advances within our industry could cause a paradigm shift in how we develop, market and deliver our products and services. Some of these advances may be unavailable to us and we may not have a comparable or competitive technological offering. Additionally, while bandwidth and server hardware prices have been dropping over the last few years due to excess capacity and competition, this has presented both risks and opportunity for us. Although to date we have been able to manage the declining price environment to our advantage, there can be no assurance that we will continue to be able to do so in the future.

          The upward trend in sales growth combined with recently achieved operational efficiencies creates an opportunity for us to become profitable in the future. As of the date of this report, our valuation multiples are lower than those of our publicly-traded competitors Akamai Technologies, Inc. and Loudeye Corporation. Because of the highly-fragmented nature of the streaming media services industry, economies of scale enable companies to be more competitive. Based on our recent experience in acquiring new accounts, we believe that the industry does not currently have a dominant leader. Management believes that our experience in successfully integrating acquired businesses, combined with our strong operational focus on our business, positions us to gain a greater market share in our industry.

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

Results of Operations

The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2003		2004		2003

Revenue	100.0%		100.0%		100.0%		100.0%

Cost of revenue	43.6%		44.0%		41.6%		43.9%

Gross Profit	56.4%		56.0%		58.4%		56.1%

Research & development	4.8%		4.8%		4.7%		4.9%
Sales & marketing	28.0%		25.1%		28.9%		26.7%
General & administrative	29.8%		34.5%		29.7%		35.0%
Stock-based compensation	0.0%		0.0%		4.3%		0.0%

Operating Loss	(6.3%	)	(8.4%	)	(9.3%	)	(10.4%	)

Other income (expense):
Interest expense, net	(1.8%	)	(2.4%	)	(5.7%	)	(2.2%	)
Income tax expense	0.0%		0.0%		0.0%		0.0%
Other income (expense)	(0.2%	)	0.9%		(0.5%	)	1.2%

Net other income (expense)	(2.0%	)	(1.5%	)	(6.2%	)	(1.0%	)

Net Loss	(8.3%	)	(9.9%	)	(15.5%	)	(11.5%	)

[	TABLE OF CONTENTS	]

Three months ended September 30, 2004 compared to three months ended September 30, 2003

          Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $1,779,137 for the quarter ended September 30, 2003, to $2,690,939 for the quarter ended September 30, 2004, an increase of 51.2%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media. We expect sequential revenue growth between the third quarter of 2004 and the fourth quarter of 2004 to be more modest due primarily to the holiday season, but then we expect higher growth longer term from the addition of new customers and from increased services to existing customers as we continue to strengthen our sales force, build on our existing and add new channel partnerships, increase our marketing efforts, gain greater market recognition from potential customers and release new products and services.

          Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, hardware costs and software license fees. Cost of revenue increased from $783,210 for the quarter ended September 30, 2003, to $1,171,906 for the quarter ended September 30, 2004. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the increase in revenue between the two quarters. The decrease in the cost of revenue as a percentage of revenue between the two quarters, from 44.0% of revenue in the quarter ended September 30, 2003 to 43.6% of revenue for the quarter ended September 30, 2004, represents economies of scale primarily in the purchase of bandwidth due to our increasing purchasing volume and an industry-wide decrease in bandwidth prices. Overall, management expects the cost of revenue to increase slightly as a percentage of revenue during the next several quarters, as increases in depreciation from additional investment to increase the scalability of our network, are partially offset by economies of scale in our relatively fixed costs, such as our Internet backbone and data center facility costs, and the additional cost savings in the purchasing of bandwidth.

          Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased $45,285, from $84,608 for the quarter ended September 30, 2003, to $129,893 for the quarter ended September 30, 2004. As a percentage of revenue, research and development was approximately the same at 4.8% for the quarters ended September 30, 2003 and September 30, 2004. This absolute dollar increase reflects higher payroll and other costs to support our expanding product and service mix. We expect research and development expense to increase in absolute dollars and to increase as a percentage of revenue beginning in 2005 as we increase our efforts to develop additional technology related to our core product offering.

          Sales and Marketing. Sales and marketing expense consists primarily of marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense increased from $446,851 for the quarter ended September 30, 2003 to $754,523 for the quarter ended September 30, 2004. Sales and marketing expense also increased as a percentage of revenue, from 25.1% for the quarter ended September 30, 2003 to 28.0% for the quarter ended September 30, 2004. This absolute dollar increase, and increase as a percentage of revenue, reflects increased payroll and related costs to expand and support the sales force, and increased marketing and advertising costs to increase market awareness and generate new customers. We expect sales and marketing expense to increase in absolute terms and remain relatively constant as a percentage of revenue through 2004 as we continue to expand and support our sales force, and we invest further in marketing and advertising efforts to drive growth in our customer base.

          General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $613,478 for the quarter ended September 30, 2003 to $803,056 for the quarter ended September 30, 2004. The increase in the expense during the quarter ended September 30, 2004 primarily related to increased payroll and related costs, and higher overall professional fees. General and administrative expense as a percentage of revenue decreased from 34.5% of revenue for the quarter ended September 30, 2003 to 29.8% for the quarter ended September 30, 2004. We expect general and administrative expense to increase in absolute dollar value, remain relatively constant as a percentage of revenue through the balance of 2004, but increase as a percentage of sales (relative to the third quarter of 2004) as we begin the process of implementation of Section 404 of the Sarbanes-Oxley Act in the first quarter of 2005. After our initial implementation of Sarbanes-Oxley Section 404 is substantially completed in the second quarter of 2005, we expect general & administrative expense to decline as a percentage of revenue.

[	TABLE OF CONTENTS	]

          Net Interest Expense. Net interest expense increased from $43,570 for the quarter ended September 30, 2003 to $48,660 for the quarter ended September 30, 2004. The increase in net interest expense was primarily due to higher interest expense from additional use of capital lease financing on equipment during the third quarter (prior to obtaining new credit facility with Comerica), partially offset by interest income earned on cash balances. We expect our net interest expense to decrease through the balance of 2004 as obligations under existing capital leases with high financing costs are paid down, new capital expenditures are financed with more favorable terms under the new credit facility, and additional interest income is earned on existing cash balances.

Nine months ended September30, 2004 compared to Nine months ended September 30, 2003

          Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $5,229,105 for the nine months ended September 30, 2003, to $6,984,126 for the nine months ended September 30, 2004, an increase of 33.6%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media as well as additional revenue from the addition of new managed server and colocation customers and the increase in average per-customer service utilization within the installed base of such customers. We expect sequential revenue growth between the third quarter of 2004 and the fourth quarter of 2004 to be more modest due primarily to the holiday season but then we expect higher growth longer term from the addition of new customers and from increased services to existing customers as we continue to strengthen our sales force, build on our existing and add new channel partnerships, increase our marketing efforts, and gain greater market recognition from potential customers and release new products and services.

          Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, hardware costs and software license fees. Cost of revenue increased from $2,296,035 for the nine months ended September 30, 2003, to $2,906,827 for the nine months ended September 30, 2004. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the increase in revenue between the two nine-month periods. The decrease in the cost of revenue as a percentage of revenue between the two periods, from 43.9% of revenue in the nine months ended September 30, 2003 to 41.6% of revenue for the nine months ended September 30, 2004, represents economies of scale primarily in the purchase of bandwidth due to our increasing purchasing volume and an industry-wide decrease in bandwidth prices. Overall, management expects the cost of revenue to increase slightly as a percentage of revenue during the next several quarters, as increases in depreciation from additional investment to increase the scalability of our network, are partially offset by economies of scale in our relatively fixed costs, such as our Internet backbone and data center facility costs, and the additional cost savings in the purchasing of bandwidth.

          Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased from $255,660 for the nine months ended September 30, 2003, to $328,404 for the nine months ended September 30, 2004. As a percentage of revenue, research and development decreased from 4.9% for the nine months ended September 30, 2003 to 4.7% for the nine months ended September 30, 2004. This absolute dollar increase, with a decrease as a percentage of revenue reflects higher payroll and other costs to support our expanding product and service mix. We expect research and development expense to increase in absolute dollars and to increase as a percentage of revenue beginning in 2005 as we increase our efforts to develop additional technology related to our core product offering.

          Sales and Marketing. Sales and marketing expense consists primarily of marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense increased from $1,394,579 for the nine months ended September 30, 2003 to $2,019,026 for the nine months ended September 30, 2004. Sales and marketing expense also increased as a percentage of revenue, from 26.7% for the nine months ended September 30, 2003 to 28.9% for the nine months ended September 30, 2004. This absolute dollar increase, and increase as a percentage of revenue, reflects increased payroll and related costs to expand and support the sales force, and increased marketing and advertising costs to increase market awareness and generate new customers. We expect sales and marketing expense to increase incrementally in absolute terms and remain relatively constant as a percentage of revenue into 2005 as we continue to expand and support our sales force, and we invest further in marketing and advertising efforts to drive growth in our customer base.

[	TABLE OF CONTENTS	]

          General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,828,363 for the nine months ended September 30, 2003 to $2,074,600 for the nine months ended September 30, 2004. The increase in the expense during the nine months ended September 30, 2004 primarily related to costs for administrative personnel necessary to support the growth in our customer and revenue base. General and administrative expense as a percentage of revenue decreased from 35.0% of revenue for the nine months ended September 30, 2003 to 29.7% for the nine months ended September 30, 2004. We expect general and administrative expense to increase in absolute dollar value, remain relatively constant as a percentage of revenue through the balance of 2004, but increase as a percentage of sales (relative to the third quarter of 2004) as we begin the process of implementation of Section 404 of the Sarbanes-Oxley Act in the first quarter of 2005. After our initial implementation of Sarbanes-Oxley Section 404 is substantially completed in the second quarter of 2005, we expect general & administrative expense to decline as a percentage of revenue.

          Stock-based compensation. During the nine months ended September 30, 2004, 467,957 common stock options were modified in order to permit exercise at any time within 12 months of termination of employment for one former employee as part of a severance agreement. Consistent with Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25, the modification resulted in a new measurement date. As a result, the difference between the exercise price and the fair market value of the common stock on the new measurement date for the options totaled $302,628 and was recorded as a non-cash charge to stock-based compensation for the three months ended June 30, 2004.

          Net Interest Expense. Net interest expense increased from $114,376 for the nine months ended September 30, 2003 to $400,973 for the nine months ended September 30, 2004. The increase in net interest expense was primarily due to one-time payments of approximately $231,000 of interest and premiums associated with the conversion of $1.1 million in Amended and Restated Convertible Promissory Notes and all outstanding shares of 2003 Series A Preferred Stock into common stock during the second quarter of 2004, additional interest expense from increased use of capital lease financing, and increased interest expense from the use of a credit line under a previous factoring arrangement in place during the first half of 2004 but not in place during the first half of 2003. We expect our quarterly net interest expense to decrease through the balance of 2004 as obligations under existing capital leases with high financing costs are paid down, new capital expenditures are financed with more favorable terms under the new credit facility agreement with Comerica Bank, and additional interest income is earned on existing cash balances.

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

          The Company's EBITDA was $127,091 for the quarter ended September 30, 2004 compared with $21,664 for the quarter ended September 30, 2003. The Company's EBITDA for the nine months ended September 30, 2004 was $80,202 compared to a loss of ($48,186) for the nine months ended September 30, 2003. The increase in EBITDA in the three month period ended September 30, 2004 compared to the similar period in 2003 was primarily due to an increase in our revenue base and a decrease in our cost of service (excluding depreciation) as a percentage of revenue, partially offset by absolute dollar increases in Sales and Marketing, and General and Administrative expenses as described above. The relatively low increase in EBITDA in the nine month period ended September 30, 2004, compared to the similar period in 2003 was primarily due to an increase in our revenue base and a decrease in our cost of service (excluding depreciation) as a percentage of revenue, substantially offset by absolute dollar increases in Sales and Marketing, General and Administrative expenses as described above, and a non-cash stock-based compensation charge of $302,628 related to a severance agreement for a former employee during the second quarter of 2004.

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

[	TABLE OF CONTENTS	]

          Reconciliation of the net loss for the three month and nine month periods ended September 30 of 2003 and 2004 to EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net loss	$(223,480)	$(175,774)	$(1,083,560)	$(599,136)
Depreciation and amortization	301,911	153,868	760,386	434,174
Interest expense, net	48,660	43,570	400,973	114,376
Income tax expense	-	-	2,400	2,400

EBITDA	$127,091	$21,664	$80,202	$(48,186)

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of September 30, 2004:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	07/01/04 - 6/30/05	07/01/05 - 6/30/07	07/01/07 - 6/30/09	After 06/30/09

Operating leases	$37,017	$18,673	$17,672	$672	$-
Capital leases	2,271,265	1,146,588	1,124,677	-	-
Office leases	2,044,176	531,407	950,335	562,434	-
Contractual service agreements	972,826	972,826	-	-	-

Total contractual obligations	$5,325,284	$2,669,494	$2,092,684	$563,106	$-

          Our capital leases represent $1,766,000 plus interest spread over eight capital lease financing arrangements. The hardware and software obtained through these capital lease arrangements are used in our data center operations, for supplying service to our customers, maintaining and increasing the capacity of our internal network and providing the equipment needed for internal staff.

[	TABLE OF CONTENTS	]

Liquidity and Capital Resources

          Effective September 30, 2004, we terminated our Factoring and Security Agreement with Alliance Bank and the related security interest in substantially all of our assets, that had secured the Company's financial obligations under the agreement. As discussed in our Current Report on Form 8-K filed on October 11, 2004 with the Securities and Exchange Commission, on October 7, 2004, we entered into a one-year $4,000,000 secured credit agreement (the "Agreement") with Comerica Bank ("Comerica"). The Agreement includes a term line of credit of up to $2,000,000 to finance equipment purchases made prior to September 30, 2005 with interest payable based on a rate equal to Comerica's published prime rate plus 0.50% and a revolving line of credit of up to $2,000,000 for general working capital needs with interest payable based on a rate equal to Comerica's published prime rate. The Company has pledged substantially all of its assets to secure repayment of the credit facilities made available under the Agreement. The Company must also maintain a balance of cash at Comerica of not less than $3,000,000 when aggregate outstanding advances under the credit facilities are less than or equal to $3,000,000, and a balance of not less than $3,500,000 when aggregate outstanding advances under the credit facilities are greater than $3,000,000. The Agreement also contains various other restrictive covenants related to future operations of the Company.

          As discussed in our Current Report on Form 8-K filed on June 29, 2004 with the Securities and Exchange Commission and in Note 4 to the financial statements included herein, on June 16, 2004, the Company closed a transaction contemplated by a Purchase Agreement (the "Purchase Agreement") involving the issuance of an aggregate of 18,106,594 shares of common stock and 5,431,977 warrants to purchase common stock for an aggregate purchase price of $11 million, or $0.6075 per unit of one share and .3 warrants. Simultaneously with the closing of such transaction, the Company and the holders of its $1.1 million in Amended and Restated Convertible Promissory Notes (the "Notes") agreed to convert the Notes into common stock in exchange for the Company's agreement to pay in cash all interest on the Notes that had accrued or would have accrued through September 30, 2004 and to pay a conversion premium equal to 14% of the outstanding principal (including accrued but unpaid interest through September 30, 2003) under the Notes. Upon conversion of the Notes, the holder of the Note was issued an aggregate of 5,516,411 shares of common stock and an aggregate cash payment of $267,131. In addition, as part of the same transaction, the holders of the Company's 2003 Series A Preferred Stock agreed to convert all outstanding shares of 2003 Series A Preferred Stock into common stock in exchange for the Company's agreement to pay in cash all dividends that had accrued or would have accrued through September 30, 2004 with respect to the 2003 Series A Preferred Stock and to pay a conversion premium equal to 4% of the outstanding liquidation value of the 2003 Series A Preferred Stock. Upon conversion of the 2003 Series A Preferred Stock, the holders were issued an aggregate of 3,829,788 shares of common stock and an aggregate cash payment of $101,061.

          As a result of such transactions, the Company's cash position has substantially increased from a balance of $773,143 as of December 31, 2003 to $9,876,000 at September 30, 2004. In addition, as of September 30, 2004, the Company had no issued or outstanding notes payable or other long-term debt other than obligations under capital leases, and there were no shares of preferred stock of the Company issued or outstanding.

          Cash used during the nine months ended September 30, 2004 included $216,161 used in operations as well as $182,996 used in investing activities. Sources of cash for the Company during the nine month period ended September 30, 2004 was $9,501,977 primarily from the proceeds of our sale of common stock during the second quarter of 2004 pursuant to the Purchase Agreement transaction described above, offset by payments on capital leases.

          Capital expenditures in the first nine months of 2004 and 2003 were approximately $2,084,000 and $401,000, respectively. These expenditures primarily related to purchase of network infrastructure equipment.

          The Company had $250,530 of restricted cash at September 30, 2004, securing a facility lease.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46 and FIN 46-R had no impact on the Company's financial position, results of operations or cash flows.

[	TABLE OF CONTENTS	]

On October 13, 2004, the FASB issued an exposure draft of Statement No. 123-R, "Share Based Payment, an amendment of FASB Statements No. 123 and 95." This change in accounting would replace existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require all companies to measure compensation cost for all share-based payment (including employee stock options) at fair value. This proposal has no impact on the fiscal year 2004 financial statements; however it will affect the Company's financial statements beginning in fiscal year 2005, if adopted. Under the Board's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date.

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

          We have experienced net losses in each quarter since inception, with net losses of $8.2 million from inception through September 30, 2004, and we are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable.

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

We have pledged substantially all of our assets to secure future financing agreements.

          We have pledged substantially all of our assets to secure a bank financing arrangement. These financings require that we afford rights and remedies that are commonly provided a secured creditor. If we default under such arrangements, subject to laws restricting the remedies of creditors, such creditors may immediately seize and dispose of all pledged assets.

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

The network architecture and data tracking technology underlying our services is complex and may contain unknown errors in design or implementation that could result in incorrect billings to our customers.

          The network architecture and data tracking technology underlying our streaming and hosting services is complex and includes software and code used to generate customer invoices. This software and code is either developed internally or licensed from third parties. Any of the system architecture, system administration, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our services are released. In addition, with respect to certain usage-based billing, the data used to bill the customer for usage is an estimate, based upon complex formulas or algorithms. We or the customer may subsequently believe that such formulas or algorithms overstate or understate actual usage. In any such case, a design or application error could cause overbilling or underbilling of our customers, which may;

●	adversely impact our relationship with those customers and others, possibly leading to a loss of affected and unaffected customers;
●	lead to billing disputes and related legal fees, and diversion of management resources;
●	increase our costs related to product development; and/or
●	adversely affect our revenues and expenses, either prospectively or retrospectively.

[	TABLE OF CONTENTS	]

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

          As of September 30, 2004, our executive officers and directors beneficially owned or controlled approximately 20.90% of the voting power of our company. In combination with officers and directors and their affiliates, and entities owning 5% or more of our outstanding common shares, this group beneficially owned or controlled approximately 64.59% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests.

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

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

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

(b)

Reports on Form 8-K

- On November 9, 2004, the Company filed a Current Report on Form 8-K containing an earnings release related to the fiscal quarter ended September 30, 2004

- On October 11, 2004, the Company filed a Current Report on Form 8-K noting the Company entered into a Loan and Security Agreement with Comerica Bank pursuant to which the Bank may extend up to an aggregate of $4,000,000 in credit to the Company

[	TABLE OF CONTENTS	]

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

November 15, 2004	By:	/s/ Paul Summers

Paul Summers, President & Chief Executive Officer

November 15, 2004	By:	/s/ Philip N. Kaplan

Philip N. Kaplan, Chief Operating Officer

November 15, 2004	By:	/s/ Patrick Deane

Patrick Deane, Vice-President of Finance (Principal Accounting Officer)

[	TABLE OF CONTENTS	]

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith