Form 10-K
period 2004-12-31
VITALSTREAM HOLDINGS INC
filed 2005-03-31
CIK 789851

[	TABLE OF CONTENTS	]

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File No. 001-10013

VITALSTREAM HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada		87-0429944

(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)
One Jenner, Suite 100 Irvine, California 92618 (949) 743-2000

(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2004 was approximately $18,995,849, computed using the closing sale price of $0.75 per share for the Registrant's common stock on June 30, 2004. As of March 15, 2005, there were 60,796,725 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2004.

[	COVER	]

[	TABLE OF CONTENTS	]

PART I

ITEM 1. BUSINESS

This report on Form 10-K (this "Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Persons considering purchasing or selling shares of our common stock are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Risk Factors" and elsewhere in this Report. The reader is also encouraged to review our other filings with the Securities and Exchange Commission describing other factors that may affect our future results.

Overview

VitalStream Holdings, Inc. provides products and services that allow companies to broadcast video, audio and other related digital media over the Internet. Our services include Internet streaming, which is the most efficient method of broadcasting video, audio and other media over the Internet. We also offer hosting services that are accompanied by extensive support services, which we collectively refer to as managed services. We provide streaming, hosting, and other related services to companies in a variety of industries; however, we focus our marketing efforts toward media and entertainment companies, advertising agencies, retailers, radio stations, Internet gaming companies, companies needing online training or webcasting, and other businesses that create and have a need to electronically distribute their digital media.

We believe that as a result of recent advances in streaming technology and continued growth in the number of people using broadband Internet connections, the Internet has become a widely used global medium for distributing and receiving audio and video content. Consumer applications for streaming include movies and movie trailers, music samples, interactive television, news clips, online video games, pay-per-view music, theater, sports and other events. Business applications center on communications to customers, employees, and partners over the Internet or through the use of Intranets, including employee training, sales calls, delivery of rich media advertising messages, product launches, press and other video conferencing and presentations.

We are uniquely positioned as an Internet content delivery network specializing in the delivery of rich media content. A concern frequently cited by companies is that deploying streaming media solutions on the Internet is a difficult and complex process to manage because it involves a number of departments inside the corporation as well as the Internet content delivery network provider. We offer a service that brings together all of the hardware, software and expertise necessary to enable customers to deliver rich media content solutions in an integrated and reliable fashion.

One of our primary technologies is MediaConsole(R). MediaConsole(R) allows our customers to stream audio and video content to listeners and viewers without requiring the content to be fully downloaded before listening or viewing. It also allows our customers to manage their media, by video clip or media package. They are able to determine when content will be available for broadcast over the Internet, insert advertising into the content and charge listeners and viewers via numerous business rules including pay-per-view. MediaConsole(R) real-time reporting enables customers to better understand the behavior (viewing or listening habits) of their audience and view reports by domain, media package and individual file.

[	TABLE OF CONTENTS	]

Target Markets

Numerous companies use the Internet to broadcast content to a geographically dispersed audience. These companies need sophisticated and reliable Internet digital media delivery solutions. The conversion of audio and video content into a streaming media format that can be distributed electronically is a technologically and artistically complex process. Selecting the equipment, the software and the distribution model appropriate for certain streaming applications requires technical expertise that most content owners do not have. In addition, constructing and maintaining the server network infrastructure and the broadband connectivity to the Internet on a stand-alone basis is costly and may distract the content owner from its core business. Our business is to provide these customers with a comprehensive end-to-end solution that is reliable, secure and scalable.

There is a broad market for our streaming, managed services and hosting products and services. The market for content delivery services, and specifically streaming, is growing rapidly, and numerous companies are using streaming technology for everything from in-house training and online rich media advertising, to international product demonstrations and worldwide distribution of movie trailers and branded products. We serve a broad customer base including Fortune 500 corporations, movie studios, news broadcasters, music and radio companies, advertising agencies and educational institutions. Our customers usually fall into one of four categories: advertising, entertainment and media, corporate communications or small business/small office and home office (SMB/SOHO).

Although the potential market for our services is broad, we focus our marketing efforts on industries which currently use the Internet to distribute their digital content and industries for which industry analysts and other sources anticipate growth in the use of the content delivery products and services we provide. These industries include the following:

Media and Entertainment

Media and entertainment companies include, but are not limited to, movie studios, filmmakers, TV producers, news broadcasters, talk shows, and sports broadcasters. We help these companies encode and broadcast movie trailers, full-length films, pay-per-view movies, news clips and live broadcasts. Our MediaConsole(R) technology permits our customers to track the number of their viewers, to manage their customer subscriptions and to track their pay-per-view fees.

According to a January 2005 report published by Accustream Research, 14.2 billion video streams were viewed in 2004. Video streams are forecast to grow by 48% in 2005 to over 21 billion served.

Online Advertising, Advertising Agencies and Rich Media

Rich media advertising is online advertising technologically enhanced with movement, sound or video. Traditional print and television advertising is expensive and targets broad demographic groups. Online advertising can be more cost effective and has the ability to narrowly target an audience or have a broad reach. Unlike print and television advertising, rich media can deliver instant, detailed feedback, ranging from how many seconds PC users spent viewing an ad, to what the user clicked to next and how many unique visitors viewed the ad. Rich media also can provide a call to action, getting users to submit demographic data in real time, by completing a form, or making an online purchase.

In a report released in February 2005, the Online Publishers Association found more than 25% of Internet users now watch video online weekly. In addition, it found that 51% of respondents watch online video at least once a month and that 5% of respondents watch it on a daily basis. Of the 70% of respondents who said they had seen a video advertisement online, 44% said they had taken some kind of action as a result of seeing that ad. Subsequently, Jupiter Research predicts a 64% increase jump in online video ad spending in 2005.

[	TABLE OF CONTENTS	]

As more companies incorporate online advertising into their media plans, advertising agencies will need to offer a complete solution to their clients. Agencies will need a reliable content delivery network partner to stream the rich media ads over the Internet. We can provide the necessary products and services to help advertising agencies broadcast the rich media ads they create to their clients' audience.

According to TNS Media Intelligence, a provider of advertising and marketing information to clients, total spending on advertising in all media in the United States in 2004 increased from approximately $128.5 billion in 2003 to approximately $141.1 billion in 2004. The Internet was the category with the greatest growth, increasing 21.4 percent, up from $6.1 billion in 2003 to $7.4 billion in 2004. A study by eMarketer estimated that US online advertising will reach $8.6 billion in 2005 and $9.9 billion in 2007.

Corporate Communications

Delivering corporate communications via video over the Internet is a growing need for a variety of corporations. This type of communication vehicle is appropriate for a range of companies including retailers, manufacturers, medical institutions, service companies and faith-based entities. Their corporate and investor presentations, product demonstrations, distance learning programs, as well as in-house and customer training programs are frequently delivered to a broadly dispersed audience by using our live or on-demand video streaming solutions.

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

Education

Educational institutions include universities, community colleges, and other educational organizations. Most of these institutions are equipped with broadband connections and have Internet savvy students. By using streaming technology, these institutions can broadcast prerecorded audio and video, or broadcast live lectures, allowing students to take courses at their convenience.

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

[	TABLE OF CONTENTS	]

Products and Services

General

We focus on providing market leading streaming media solutions, with customized products and services that allow companies to tailor the way they broadcast, manage, and track the content they are delivering over the Internet. Our key products and services are as follows:

MediaConsole(R)

Our proprietary streaming and content management software is called MediaConsole(R). MediaConsole allows our customers to continuously broadcast audio and video content to listeners and viewers in the Microsoft Windows Media format, RealNetworks and Apple Computer QuickTime formats without requiring the content to be downloaded before listening or viewing. MediaConsole allows our customers to:

●	Set when content will be available for broadcast over the Internet;
●	Insert advertising and branding into the content;
●	Use Web pages that surround movies with custom graphics and advertisements to attract and interact with prospective audience members; and
●	View detailed audience reports in near real-time;
●	Digital rights management solutions to charge listeners and viewers using numerous business rules;
●	Use "point-and-click" features to manage the streaming process.

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

Flash Video Streaming Service powered by VitalStream

Powered by Macromedia(R) Flash Communication Server MX and built on the VitalStream content delivery network, the Macromedia Flash Video Streaming Service (FVSS) powered by VitalStream is the quickest and easiest way to deploy Flash video on a high-performance, reliable network. This new way of delivering video on demand is reliable, interactive, and easy to use, giving our customers the opportunity to utilize their existing Macromedia Flash development environment, and streamlining their workflow. FVSS permits our customers to upload files to our streaming network without having to set up and maintain video servers. Flash video is a rapidly growing market segment, in which VitalStream is the market leader.

In November 2004, we released the MediaOps™ Software Development Kit ("SDK") to enable Internet publishers and other companies to expedite the development and deployment of Flash Video over the Internet. The SDK is exclusive to our customers and includes many ease-of-use features including "drag-n-drop" components and "point-and-click" configuration for playlists.

[	TABLE OF CONTENTS	]

With the VitalStream high-performance network, built-in load balancing ensures that the customers' videos will scale to accommodate the heaviest traffic. Additionally, the geographically dispersed deployment and full redundancy insures the video streams will always be available. VitalStream released in the first quarter of 2005, a unique Flash dashboard, which allows customers to receive comprehensive reporting on the quality and player type of their Flash video, geographic viewership, and other comprehensive audience information.

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

Our Content Delivery Network

Our network is designed to optimize delivery of streaming media content, as video is a demanding network application. The network incorporates high-performance equipment, robust connections to multiple tier-1 network providers and geographic diversity. The network is comprised of multiple data centers containing distributed server clusters. This multi-homed network helps minimize exposure at congested peers. Our close proximity to other backbone providers ensures that we can quickly add bandwidth when needed. Our network infrastructure uses hardware from leading brands such as Cisco Systems, Extreme Networks, Nortel Networks, RouteScience and IBM. Distributed clustering technology for streaming and hosting services allows us to scale the network based on customer demand.

[	TABLE OF CONTENTS	]

Our network is protected by advanced security systems. We use firewalls, proxies, and private networking to protect critical systems from intruders. We actively monitor our network for security vulnerabilities and malicious activity and employ a staff of security experts to respond to security-related incidents. And we provide various encryption and digital rights management services that allow our customers to protect their content on our network.

We have two data centers: one in Los Angeles, California, and one in Irvine, California. We also colocate servers at additional secure carrier neutral data centers to present a regional footprint for streaming media delivery.

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

Our Irvine data center also features a climate-controlled segregated data room with static-free flooring that is monitored through an automated system 24 hours a day, seven days a week. Additional features include an industrial and dedicated air conditioning system, segregated internal-use and customer-use networks (each protected with its own redundant set of firewalls), an FM200 waterless fire suppression system (water is also used in the event of a major fire), biographic security access control systems protecting the entire facility, and security cameras that log all access attempts.

Optimized Routing

Like us, most of our competitors own or rent secure data center space, have connections to multiple tier-1 backbone providers and offer other features designed to ensure the rapid flow of their customers' data over the Internet. In addition to these basic features, we use RouteScience(R) adaptive networking software (ANS). This route optimization technology ensures delivery of content over our network through the most efficient path to its audience. Our system monitors, assesses, and adjusts our network delivery infrastructure to assure optimal application availability and performance. We then optimize network performance by adjusting traffic paths in real time.

Sales and Marketing

Our most important marketing tool is our reputation and commitment to providing reliable state-of-the art services. In 2003, readers of Streaming Magazine, a monthly publication covering the business of digital media and interactive broadcasting, selected our content delivery network as the best content delivery network in the industry. Our platform supports the industry-leading streaming formats, including Macromedia Flash MX, Microsoft Windows Media, Apple QuickTime, and Real Networks' Real Video and Real Audio and provides our customers with all of the features they need to generate revenues from, and control, the distribution of their media content. In addition, we are committed to continuing to provide industry-leading technology, as illustrated by our MediaConsole platform. We believe that the quality, reliability and flexibility of our services have been, and will continue to be, the strongest marketing tool for our company.

[	TABLE OF CONTENTS	]

We use various traditional and nontraditional methods to market our products and services, including co-marketing which may include bundling our software and services with third-party software, working with resellers, online marketing, speaking and exhibiting at tradeshows and conferences and using targeted print advertising.

Co-Marketing

Co-marketing involves cross-promotion of our products and services with our partners. In 2002, we entered into a co-marketing arrangement with Microsoft. We agreed to support and promote Microsoft's Windows Media 9 software in exchange for Microsoft agreeing to promote our products through its Windows Media Web site. In September 2003, we entered into a co-marketing arrangement with Macromedia. We agreed to support and promote Macromedia's Flash Communication Server MX software through the Flash Video Streaming Service in exchange for Macromedia agreeing to promote our services through its sales force and its Web site. We extended the agreement with Macromedia in 2004.

Selling Through Channel Partners

We also market our products through channel partners. We have partner relationships with production companies, advertising agencies, Web designers and technology companies in our industry. We offer discounted setup and pricing based on volume. Partners can also private label MediaConsole and can receive e-mail referrals of visitors to the reseller-oriented pages of our Web site. We also have a lead referral program in which we give customer referrals to our resellers, as in the case of customers needing Web design or interactive advertising services. This reciprocal lead referral program helps build our relationships with the resellers and increase the mindshare with the customers that we refer.

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

Competition

The market for streaming services is competitive. The content delivery sector is growing rapidly, and competitors are continually introducing new products and services. We are considered a Internet content delivery network specializing in streaming media. We compete against well-capitalized content delivery network companies as well as small under-capitalized companies. We also compete for customers who support their streaming and encoding in-house.

[	TABLE OF CONTENTS	]

We compete on the reliability and quality of our network, the depth of our service offering, the fact that we are a streaming media specialist, price, and customer support. We believe that our pricing is generally comparable to the pricing of our competitors that offer streaming and managed hosting services.

As described under the heading Products and Services, we believe our network quality matches or exceeds that of any of our competitors. We believe the streaming media services we offer are superior to those offered by our competitors and many of our services are differentiated from the industry, such as MediaConsole, RouteScience(R) ANS and our Flash Video Streaming Service. Aside from products and services, we have a knowledgeable and dedicated customer support team, with dedicated post-sales account managers who focus on the larger accounts that make up the majority of our revenues. Our team uses call center industry best practices with an advanced ticketing and escalation system that customers can self-manage through the MediaConsole.

Our key competitors are Akamai, Savvis, and Speedera. In some cases, these competitors and certain other competitors, have longer operating histories, more customers, greater financial strength and more recognized brands in the industry. These competitors may be able to attract customers more easily because of their financial resources and awareness in the market. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies. On March 16, 2005, Akamai and Speedera announced that they had entered into a definitive agreement for the merger of the two companies, which might further increase the combined company's financial strength, resources and leverage.

Intellectual Property

Our registered intellectual property is primarily in the form of trademarks. We have registered the VitalStream(R), MediaConsole(R) and NetCluster(R) trademarks with the United States Patent and Trademark Office and have filed an application for the registration of the trademark MediaOps™. We have also registered the VitalStream mark in the European Union. We have not tried to register copyrights or patents on any of our software programs, methods, or other ideas, but we believe that some of our computer code may have common law copyright protection.

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

Research and Development Expenses

We spent $476,724 during 2004, $369,510 during 2003, and $303,756 during 2002 on company-sponsored research and development. To date, none of our research has been sponsored by customers.

Customer Concentrations

For 2004, World Netmedia, LLC. accounted for approximately 18% of our revenue, and Hypermedia Systems, Inc. accounted for approximately 10% of our revenue. The loss of either such customer could have a material adverse effect on our business.

[	TABLE OF CONTENTS	]

Employees

As of March 15, 2005, we had a total of 55 employees. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relationship with our employees to be good.

Corporate History

VitalStream Holdings, Inc. was incorporated in 1986 in the state of Nevada. Our principal executive offices are located at One Jenner, Suite 100, Irvine, California 92618. Our telephone number is (949) 743-2000.

Prior to 1999, VitalStream Holdings, Inc., (then known as Larsen-Davis Corporation) designed, developed, manufactured and marketed analytical scientific instruments. In 1999, after experiencing losses for several years, the company sold substantially all the assets associated with the scientific instruments business. On April 23, 2002, VitalStream Holdings, Inc. (then known as Sensar Corporation) consummated a merger by which VitalStream, Inc. became a wholly-owned subsidiary of VitalStream Holdings, Inc., and the business of VitalStream, Inc. became the business of the consolidated company. In 2002, the name of Sensar Corporation was changed to VitalStream Holdings, Inc.

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

Risk Factors

If any of the adverse events described in the following factors actually occur or we do not accomplish necessary events or objectives described in the factors, our business, financial condition and operating results could be materially and adversely affected, the trading price of our common stock could decline and shareholders could lose all or part of their investments. The risks and uncertainties described below are not the only risks we face.

We may continue to experience net losses from operations.

We have experienced net losses in each quarter since inception, with net losses of $8.6 million from inception through December 31, 2004, and we are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable.

[	TABLE OF CONTENTS	]

The market for Internet broadcasting and streaming services is in the early stage of development and may not grow at a pace that permits us to continue to grow.

The market for Internet broadcasting and streaming services is relatively new and evolving. As a result, we cannot be certain that a viable market for our services will emerge or be sustainable. Factors that may inhibit the development of a viable market for Internet broadcasting services include:

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

●	Customers that use the Internet to broadcast presentations or meetings may determine that alternative means of communications are more effective or less expensive.
●	New laws and regulations may negatively affect consumers' and businesses' use of the Internet, thereby reducing demand.

If the market for Internet broadcasting services does not continue to develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

We have pledged substantially all of our assets to secure a financing agreement and have agreed to certain limitations on our business operations.

We have pledged substantially all of our assets to secure a bank financing arrangement with Comerica Bank. Under governing security agreements, we grant Comerica Bank rights and remedies that are commonly provided a secured creditor, including the right to seize and dispose of all pledged assets following a default. Related agreements also contain restrictive covenants related to our future operations. These include covenants that prohibit, or place limitations, on our ability to enter into merger or consolidation transactions, pay dividends, create additional indebtedness or make certain investments.

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

[	TABLE OF CONTENTS	]

There are numerous risks associated with having Dolphin and WaldenVC as significant shareholders.

Through their holdings of common stock, affiliates of Dolphin Equity Partners presently control 15,257,849 votes in connection with the election of directors and other matters, 25.1% of the voting power of our company, and affiliates of WaldenVC presently control 9,876,324 votes in connection with the election of directors and other matters, representing 16.2% of the voting power of the Company. In addition, if Dolphin and WaldenVC exercised all warrants they hold, Dolphin's and WaldenVC's respective aggregate beneficial ownership would increase to approximately 17,596,021 and 12,839,221 votes in connection with the election of directors and other matters, constituting 27.9% and 20.1%, respectively, of the voting power of our company following such exercises. As a result of their stock holdings, Dolphin or WaldenVC may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future merger or asset sale transactions.

The markets in which we operate are highly competitive and we may be unable to compete successfully against existing or future competitors of our businesses.

We have experienced and expect to continue to experience an increasingly competitive market.  Our current and future competitors in Internet streaming may include other digital content delivery providers, Internet broadcast network specialty providers and alternative access providers such as various cable television companies, direct broadcast satellite, DSL, wireless communications providers and other established media companies. Our current and future competitors in hosting and colocation may include other Internet hosting, colocation and access businesses, including such major providers as Savvis and AT&T, and essentially any other participant in the Internet industry.

Many of these competitors have a longer operating history and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Competitors with an extended operating history, a strong financial position and an established reputation have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or unstable. In addition, our competitors may be able to use their extensive resources:

●	to develop and deploy new products and services more quickly and effectively than we can;
●	to improve and expand their communications and network infrastructures more quickly than we can;
●	to reduce costs, particularly bandwidth costs, because of discounts associated with large volume purchases;
●	to offer less expensive streaming, hosting, colocation and related services as a result of a lower cost structure, greater capital reserves or otherwise;
●	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;
●	to offer bundles of related services that we are unable to offer;
●	to take advantage of acquisition and other opportunities more readily; and
●	to devote greater resources to the marketing and sales of their products.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our services, our business, financial condition and results of operations may suffer.

[	TABLE OF CONTENTS	]

Our services are subject to system failure and security risks, and the related potential liability.

Our operations are dependent upon our ability to protect our network infrastructure against interruptions, damages and other events that may adversely affect our ability to provide services to our customers (on a short-term or long-term basis) and may lead to lawsuits, contingent liabilities and harm to our reputation. Despite the implementation of precautions, the core of our network infrastructure is vulnerable to various potential problems, including the following:

●

Our network infrastructure, or that of our key suppliers, may be damaged or destroyed, and our ability to provide service interrupted or eliminated, by natural disasters, such as fires, earthquakes and floods, or by power losses, telecommunications failures and similar events beyond our control. This risk is increased by the concentration of our servers and infrastructure, and that of our key suppliers, in a natural disaster and power failure prone area in Southern California.

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

The occurrence of any natural disaster (including earthquakes), power outage, unauthorized access, computer virus, equipment failure or other disruptive problem could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customers losses and otherwise have a material adverse effect on our business, financial condition and results of operations.

The network architecture and data tracking technology underlying our services is complex and may contain unknown errors in design or implementation that could result in incorrect billings to our customers.

The network architecture and data tracking technology underlying our streaming and hosting services is complex and includes software and code used to generate customer invoices. This software and code is either developed internally or licensed from third parties. Any of the system architecture, system administration, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our services are released. In addition, with respect to certain usage-based billing, the data used to bill the customer for usage is an estimate, based upon complex formulas or algorithms. We or the customer may subsequently believe that such formulas or algorithms overstate or understate actual usage. In any such case, a design or application error could cause overbilling or underbilling of our customers, which may:

[	TABLE OF CONTENTS	]

●	adversely impact our relationship with those customers and others, possibly leading to a loss of affected and unaffected customers;
●	lead to billing disputes and related legal fees, and diversion of management resources;
●	increase our costs related to product development; and/or
●	adversely affect our revenues and expenses, either prospectively or retrospectively.

Our continued growth could be adversely affected by the loss of several key customers.

During the fiscal year ended December 31, 2004, two unrelated customers accounted for an aggregate of 28% of our revenues. Several additional customers accounted for between 5% and 10% of our revenues. Our agreements with many of these key customers expire in any given year unless renewed by the customer, are terminable at any time upon short-term notice, or are otherwise terminable during 2005. Decisions by one or more of these key customers to not renew, terminate, or substantially reduce, their use of our services could substantially slow our revenue growth and even lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we could become profitable if our revenue were no longer growing.

We are dependent upon key personnel who may leave at any time and may be unable to attract qualified personnel in the future. We are seeking a new Chief Executive Officer and may not find a suitable replacement.

We are highly dependent upon the continued services of our senior management team. To the extent our principal managers are parties to employment agreements, such agreements are terminable at will. Although our principal managers have significant equity interests or options to purchase equity interests in the company, such options to purchase equity interests are substantially vested. In addition, the shares held by our President/Chief Operating Officer and our Chief Technical Officer are not subject to vesting or repurchase rights and will be retained whether or not such persons remain with the company. The loss of the services of key management personnel could adversely affect our ability to execute our business plan and otherwise have a material adverse effect on our business, financial condition and results of operations.

Consistent with the risk identified above, our former Chief Executive Officer, Paul Summers, resigned in November 2004 but retained all equity interests in our company as of the effective date of his resignation. We may be unable to find and attract a suitable candidate, which could delay and adversely effect our implementation of our business plan. In order to attract a suitable candidate to join our company, we may be required to offer such person a salary that is larger than that of our existing executives and substantial equity-based incentives. Even if we are successful in finding and attracting a candidate that seems suitable, the hiring of such person may prove disruptive to our business, particularly the relationships among our core management team and our relationships with key customers and strategic partners.

We may become subject to risks associated with international operations.

We plan to expand our marketing efforts in foreign countries, which will involve the establishment of one or more data centers or other bases of operations outside of the United States. The establishment or expansion of foreign operations involves numerous risks, including without limitation:

[	TABLE OF CONTENTS	]

●

we may incur losses solely as a result of the fluctuation of the value of the dollar, as most of our costs will continue to be denominated in U.S. dollars while our revenues may increasingly be denominated in other currencies;

●

we may incur significant costs in order to comply with, or obtain intellectual property protection under, the laws of foreign countries, and even then, foreign courts or other tribunals may decline to honor our intellectual property rights, may not enforce our contracts as written and may impose restrictions, taxes, fines and other penalties that exceed those that would generally be imposed under U.S. laws;

●	we may be the target of anti-U.S. politically motivated actions, including boycotts, sabotage, violence, nationalization of resources, or discrimination;
●	costs and risks associated with management and internal controls will increase as our employees and assets are located outside of the southern California region;
●

as our overseas revenues, and dependence on such revenues expands, we will become increasingly subject not only to economic cycles in the U.S. but also to cycles in other nations, which may be more variable that those in the U.S.;

●	tariffs, export controls or other trade barriers; and
●	difficulties in collecting delinquent accounts receivable

We may be unable to keep up with evolving industry standards and changing user needs.

The market for Internet media-related services is characterized by rapidly changing technology, evolving industry standards, changing user needs and frequent new service and product introductions. Our success will depend in part on our ability to identify, obtain authorized access to and use third party-provided technologies effectively, to continue to develop our technical capabilities, to enhance our existing services and to develop new services to meet changing user needs in a timely and cost-effective manner. In addition, new industry standards have the potential to replace, or provide lower-cost alternatives to, our services. The adoption of such new industry standards could render our existing services obsolete and unmarketable or require reduction in the fees charged. Any failure on our part to identify, adopt and use new technologies effectively, to develop our technical capabilities, to develop new services or to enhance existing services in a timely and cost-effective manner could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon third-party suppliers and may be unable to find alternative suppliers.

We rely on other companies to supply key components of our network infrastructure, including Internet bandwidth, which constitutes our largest direct cost of providing services, and networking equipment. Additionally, we rely on third-party development of technology to provide media-related functionality, such as streaming media formats and payment processing. We do not have long-term agreements governing the supply of many of these services or technologies, and most are available from only limited sources. We may be unable to continue to obtain such services, or licenses for needed technologies, at a commercially reasonable cost (or, in some cases, at all), which would adversely affect our business, financial condition and results of operations.

[	TABLE OF CONTENTS	]

We may acquire businesses or assets, or enter into other business combination transactions, that may be difficult to integrate.

As part of our growth strategy, we may enter into transactions to acquire other companies or a substantial portion of their assets, or to combine our business with theirs. These acquisitions or business combinations involve numerous risks, including the following possibilities:

●	that the combined entity will not perform as well as the separate businesses performed prior to the transaction;
●	that anticipated cost savings, cross-marketing to new customers or other anticipated synergies will not be achieved;
●

that management resources will be diverted towards negotiations and effecting the acquisition and then integrating the operations and personnel of the acquired business, instead of focusing on our existing business;

●	that the stock and other consideration paid in the transaction will exceed the value of the assets or business acquired;
●	that the use of cash as consideration for the transaction will reduce cash that may be needed for operations below necessary levels;
●	that we may be assuming potential unknown liabilities of the acquired business; and
●	that if we do not consummate such a transaction, we will have expended substantial costs and resources without achieving the anticipated benefit.

Acquisitions or business combinations (or attempted transactions) could have an adverse, rather than a positive, effect on our business, operations and financial results.

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

As Internet commerce continues to evolve, and in particular the increasing use of streaming media in markets such as wireless communications, we expect that federal, state or foreign legislatures and agencies may adopt laws and regulations affecting our business or our customers, including laws or regulations potentially imposing taxes or other fees on us or our customers, imposing reporting, tracking or other costly reporting requirements or imposing restrictions or standards on us or our customers related to issues such as user privacy, pricing, content and quality of products and services. Such laws and regulations may significantly increase our costs of operations, may expose us to liability or may limit the services we can offer, or may impose similar burdens on our customers, which in turn may negatively impact our business, financial condition and results of operations.

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

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and common law copyright and trademark principles. Protection of our intellectual property is subject to the following risks:

●	we have not applied for a copyright registration or patent with respect to our proprietary rights, and the common law associated with copyrights and trade secrets affords only limited protection;
●	our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with the ability to prevent otherwise from copying our technology;
●	our existing or any future trademarks may be canceled or otherwise fail to provide meaningful protection; and
●	the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our products and technology exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Third party claims that we infringe upon their intellectual property rights could be costly to defend or settle.

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property that we developed ourselves or license from third parties. Third parties may bring claims of infringement against us, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

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

[	TABLE OF CONTENTS	]

In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our products or services infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims and ultimately be required to pay substantial monetary damages in the event of a successful claim of infringement against us. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit and payment of any damages, or failure to obtain any such required licenses, could harm our business, operating results and financial condition.

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

The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, significant customer contracts, significant litigation or other factors or events that would be expected to affect our business, financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

●	Intentional manipulation of our stock price by existing or future shareholders;
●	A single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
●	The interest of the market in our business sector, without regard to our financial condition or results of operations;
●	The adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
●	Disputes relating to patents or other significant intellectual property rights held by others that we, our suppliers or our customers use;
●	New product offerings or other business developments announced by our competitors;
●	The performance of our competitors;
●	Developments in the businesses of companies that use our streaming or hosting services (such as the expansion or contraction of the use of the Internet to stream to deliver music or other media); and
●	Economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

[	TABLE OF CONTENTS	]

Our ability to issue preferred stock and common stock may significantly dilute ownership and voting power, negatively affect the price of our common stock and have an anti-takeover effect.

Under our Articles of Incorporation, as amended, we are authorized to issue up to 10 million shares of preferred stock and 290 million shares of common stock without seeking shareholder approval. Our Board of Directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without shareholder approval. Our Board of directors also has the authority to issue the remainder of our authorized shares of common stock without shareholder approval. Any issuance of such preferred stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of preferred stock without shareholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of the Company, even though some shareholders or potential investors may view possible takeover attempts as potentially beneficial to our shareholders.

Because certain existing shareholders own a large percentage of our voting shares, other shareholders' voting power may be limited.

Our executive officers, directors, their affiliates and other 5% shareholders collectively own or control approximately 62.8% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are benefits themselves at the expense of shareholders generally.

We have not declared any dividends with respect to our common stock.

We have not declared any dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future. In addition, restrictive covenants in our financings agreements with Comerica Bank are presently prohibited from paying dividends without the consent of Comerica Bank.

We are subject to certain provisions of the California corporate code.

Because we are a Nevada corporation, the rights of our stockholders are generally governed by the Nevada Private Corporations Law. However, under Section 2115(a) of the California Corporations Code, we became subject to various sections of the California Corporations Code on January 1, 2004 and will continue to be subject to such conditions until the year after fewer than one-half of our outstanding voting securities (held by other than nominee holders) are held by persons located in California. Although the applicable portions of the California Corporations Code are generally consistent with governing provisions of the Nevada Private Corporations Law and our charter documents, they are not identical. We may be faced with circumstances in which applicable provisions of the Nevada Private Corporations Law or our charter documents cannot be reconciled to governing provisions of the California Corporations Code. The existence of such a conflict may adversely effect our business and operations in various ways in that it may require us to withdraw from a proposed transaction; seek authorizations, interpretations, injunctions or other orders from various courts in connection with a conflict; rescind or re-execute a transaction or pay damages if our good faith attempts at reconciliation are deemed inadequate or incur additional expenses in order to attempt compliance with both governing laws.

[	TABLE OF CONTENTS	]

ITEM 2. PROPERTIES

The Company leases facilities and equipment under various lease arrangements. The lease terms range from month-to-month to six years.

In November 2002 and August 2003, the Company amended its lease agreement for its corporate facilities located in Irvine, California, extending the term to October 31, 2006, and adding additional space. Total rentable square feet in this facility is 8,489. The Company is required to pay its pro rata share of all taxes, building maintenance costs and insurance. Annual base rental lease payments are as follows:

November 1, 2004 - October 31, 2005	$138,036
November 1, 2005 - October 31, 2006	$143,136

In connection with our acquisition of the hosting and colocation assets of Epoch, we assumed a sublease for 16,577 rentable square-feet in Los Angeles, California. The sublease expires on February 27, 2009. Annual base rental payments for this facility, which hosts our hosting and colocation business, are as follows:

November 15, 2004 - February 27, 2009	$397,848

We rent outsourced data center space on a per rack basis for an offsite data center located in Ashburn, Virginia. The contract with respect to such space expires on January 31, 2006, and our annual rent payments under such lease are approximately $127,800.

We do not own any real property. We believe that the two facilities we currently lease are sufficient for our present operations and for our projected internal growth during 2005. Although we do not have any commitments to lease additional office and data center space, we believe that additional space would be available in our existing buildings or at nearby locations if required.

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

Quarter Ended	High	Low
March 31, 2003	$ 0.29	$ 0.15
June 30, 2003	$ 0.40	$ 0.16
September 30, 2003	$ 0.54	$ 0.25
December 31, 2003	$ 0.76	$ 0.31

March 31, 2004	$ 1.27	$ 1.23
June 30, 2004	$ 0.75	$ 0.69
September 30, 2004	$ 0.60	$ 0.57
December 31, 2004	$ 0.84	$ 0.73

Outstanding Shares and Number of Shareholders

As of  March 15, 2005, the number of shares of our common stock outstanding was  60,796,725  held by approximately 401 holders of record. The outstanding shares do not include up to 4,981,417 shares of common stock authorized for issuance upon exercise of outstanding options granted pursuant to our stock option plans, 5,362,323 shares of our common stock reserved for the future grant of stock options under such plans and  8,726,002  shares of common stock subject to outstanding warrants to purchase common stock.

Dividends

VitalStream Holdings, Inc. has never declared or paid cash dividends on its common stock. We currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common shares in the foreseeable future. In addition, pursuant to the terms of our line of credit agreement, certain key covenants prohibit VitalStream Holdings, Inc. from paying any dividends without the prior written consent of the bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the number of shares of our common stock subject to options, warrants and other rights granted, or that may be granted, under our compensation plans as of December 31, 2004.

[	TABLE OF CONTENTS	]

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,449,374(1)	$0.51	362,323(2)

Equity compensation plans not approved by security holders	None	None	None

Total	5,449,374	$0.51	362,323

(1) Represents shares of common stock of VitalStream Holdings, Inc. that are issuable upon the exercise of outstanding options granted under our 2001 Stock Incentive Plan (the "Option Plan"), and does not include options previously granted under the Option Plan and exercised.

(2) Represents shares of common stock of VitalStream Holdings available for future grant under the Option Plan as of December 31, 2004.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities, and no repurchases of our securities, during the quarter ended December 31, 2004.

[	TABLE OF CONTENTS	]

ITEM 6. SELECTED FINANCIAL DATA

Selected Historical Financial and Other Data

The following statement of operations data for the years ended December 31, 2004, 2003, 2002 and 2001, and balance sheet data as of December 31, 2004, 2003, 2002 and 2001, were derived from the Consolidated Financial Statements of VitalStream Holdings, Inc. The data is derived from financial statements prepared in accordance with accounting principles generally accepted in the United States. The selected financial data below should be read in conjunction with the Consolidated Financial Statements of VitalStream Holdings and the notes thereto attached to this Report and the section below entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

[	TABLE OF CONTENTS	]

	Year Ended December 31,

	2004	2003(2)	2002(1)	2001(1)

	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$9,972	$7,001	$3,787	$1,521
Cost of sales	4,600	3,390	2,143	1,094
Gross profit	5,372	3,611	1,644	427
Total operating expenses	6,411	4,565	3,890	3,143
Loss from operations	(1,039)	(954)	(2,246)	(2,716)
Other income (expense)	(505)	(99)	61	(85)
Loss before income taxes	(1,544)	(1,053)	(2,185)	(2,801)
Tax (expense) benefit	(2)	(2)	(2)	(2)
Net loss	(1,546)	(1,055)	(2,187)	(2,803)
Net loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.10)	$(0.21)
Shares used in calculation of net loss per share	47,366	29,708	21,413	13,443

	Year Ended December 31,

	2004	2003(2)	2002(1)	2001(1)

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,276	$773	$238	$134
Working capital (deficit)	8,352	(28)	(565)	(521)
Fixed assets, net	3,409	1,401	809	915
Total assets	16,229	4,655	2,866	2,397
Debt and capital lease obligations, including
current portion	2,696	1,827	747	267
Stockholders' equity	$11,321	$1,473	$889	$1,330

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as "believe," "could," "may," "anticipate," "intend," "expect," "will," "plan," "estimate," "continue," "should" or "would". Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the discussions set forth under the caption "Risk Factors" at the end of this Item.

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

We believe that we are well positioned to take advantage of the growth opportunities within the streaming media marketplace. At the end of 2003, we recruited a senior-level Vice President of Sales and have continued to build up the sales force in 2004 by adding key channel and OEM sales functions. We have increased our sales and marketing efforts by creating a stronger focus on our key sales channels and adding more resources for select campaigns. We have also enhanced our customer support department by hiring additional employees with greater levels of experience including a senior customer support manager. By adopting a more solutions-oriented sales approach, we believe our marketing proposition is value-based, allowing us to sell increasingly customized solutions, as well as off-the-shelf products. We believe this in turn has increased demand for our products and services and created higher switching costs for customers to move to competitor's services.

While improving the revenue growth rate, we have also focused on efficiency and economies of scale within our cost of service expense structure. As a result of favorably renegotiating certain bandwidth contracts over the past year through higher volume purchasing, we were able to reduce our bandwidth per unit cost of service during 2004. As our gross profits increased in 2004, we reinvested, and intend to continue to reinvest, some of those gains in the further development of our service offering and network infrastructure including development of additional functionality for our rich media streaming services, and increased capacity and security for our content delivery network. By continuing to develop our service platform with additional unique and proprietary features, and strengthening our content delivery network, we expect to be able to further differentiate ourselves from our competitors, enabling us to gain greater market share, and to increase our prospects for customer retention and renewals. We expect that these investments in our product portfolio and network, will be increasingly offset by our operational efficiency and purchasing gains, and coupled with our improving top line growth rate, should result in gross margins that on the average, increase during 2005 as compared to 2004.

[	TABLE OF CONTENTS	]

Section 404 of the Sarbanes-Oxley Act of 2002 applies to all public companies. Under Section 404, public companies are required to design, establish and maintain an adequate system of internal financial and disclosure controls, assess such controls as of the end of each fiscal year, and engage an independent accounting firm to evaluate and provide an opinion on management's assessment of their controls. To adequately prepare for implementation of Section 404 assessment and auditing requirements beginning with the end of fiscal 2005, we had employed the additional resources and tools of a professional accounting firm to minimize disruption to our regular business processes and personnel, and to effectively meet the design, evaluation, documentation, testing and monitoring requirements of this Act. On March 2, 2005, the Securities and Exchange Commission postponed by one year the date of effectiveness for compliance with the assessment and auditing requirements of Section 404 for non-accelerated filers such as the Company until the end of fiscal 2006. Given this announcement, we now expect to spread the costs of completing this project more evenly over 2005 and 2006.

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

On October 7, 2004, we closed a one-year financing agreement with Comerica Bank which provides for a term line of credit of up to $2,000,000 to finance equipment purchases and a revolving line of credit of up to $2,000,000 for general working capital needs. We currently use this credit facility as needed to finance capital expenditures used to scale our network and data center infrastructure.

While the opportunities for us are increasing, they are not without risk. Our business and our industry face numerous risks (see "Risk Factors" at the end of Item 1 of Part I), only some of which can be mitigated to varying degrees in advance, and others of which can only be dealt with reactively. As with any technology company, new technological advances within our industry could cause a paradigm shift in how we develop, market and deliver our products and services. Some of these advances may be unavailable to us and we may not have a comparable or competitive technological offering.

The upward trend in sales growth combined with operational efficiencies creates an opportunity for us to become profitable in the future. As of the date of this report, our valuation multiples are lower than those of our publicly-traded competitors Akamai Technologies, Inc. and Loudeye Corporation. Because of the highly-fragmented nature of the streaming media services industry, economies of scale enable companies to be more competitive. Based on our experience in acquiring new accounts, we believe that the industry does not currently have a dominant leader. Management believes that our experience in successfully integrating acquired businesses, combined with our strong operational focus on our business, positions us to gain a greater market share in our industry.

Critical Accounting Policies and Estimates

Management is basing this discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the amount of our revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

[	TABLE OF CONTENTS	]

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

Results of Operations

VitalStream, Inc. was incorporated in March 2000 in the State of Delaware. On April 23, 2002, VitalStream merged with and into a wholly-owned subsidiary of VitalStream Holdings. Because VitalStream Holdings did not have any operations immediately prior to the VitalStream merger, the primary business of VitalStream is now the business of VitalStream Holdings. In January 2003, we acquired certain customers and assets of Epoch Hosting and Epoch Networks, including our Los Angeles Broadcast Center. Our results for periods after January 1, 2003 reflect the integration of the customers acquired from Epoch and related costs.

Our results for the year ending December 31, 2003 reflect the integration of the customers acquired from Epoch Hosting and Epoch Networks, as well as the addition of our Los Angeles Broadcast Center, which was part of that transaction. In conjunction with the Epoch transaction, VitalStream Broadcasting contracted for certain telecommunication services that it needed in transition.

In 2004, we reviewed expenses in cost of revenues, research and development, sales and marketing, and general and administrative for proper classification and made certain modifications. Salaries and benefits of employees who operate our network and certain network related facility costs were reclassified from research and development, sales and marketing, and general and administrative to cost of revenue. Certain costs not related to the operation of our network were reclassified from cost of revenue to general and administrative. These modifications had no impact on loss from operations or net loss. All prior periods shown reflect the effect of the reclassifications to conform to the current year presentation.

[	TABLE OF CONTENTS	]

	December 31,

	2004	2003	2002

Revenues	100.0%	100.0%	100.0%
Cost of revenues	46.1	48.4	56.6

Gross profit	53.9	51.6	43.4
Operating expenses:
Research & development	4.8	5.3	8.0
Sales & marketing	28.7	29.1	44.1
General & administrative	27.8	30.8	50.6
Stock-based compensation	3.0	-	-

Operating Loss	(10.4)	(13.6)	(59.3)
Interest income (expense)	(4.6)	(2.1)	(1.4)
Income tax expense	0.0	0.0	0.0
Loss on disposal of fixed assets	0.0	0.0	(0.3)
Amortization of loan costs	(0.4)	(0.6)	0.0
Other income (expense)	0.0	1.3	3.3

Net other income (expense)	(5.0)	(1.4)	1.6

Net loss	(15.4)%	(15.0)%	(57.7)%

Year ended December 31, 2004 Compared to Year ended December 31, 2003

Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $7,000,535 for the year ended December 31, 2003 to $9,972,078 for the year ended December 31, 2004, an increase of 42.4%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media as well as additional revenue from the addition of new managed server and colocation customers and the increase in average per-customer service utilization within the installed base of such customers. As the company is strategically focused on streaming media as its core set of product lines, it is likely that the Company will divest of some non-core product lines and customers during 2005. We expect revenue to grow throughout 2005 from the addition of new customers and from increased services to existing customers as we continue to release new products and services, enhance our sales force, build on existing and add new channel and OEM partnerships, increase our marketing efforts, and increase awareness of our products and services in our markets.

Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $3,389,877 for the year ended December 31, 2003, to $4,599,905 for the year ended December 31, 2004, an increase of 35.7%. Cost of revenue as a percentage of revenue, however, decreased from 48.4% for the year ended December 31, 2003 to 46.1% for the year ended December 31, 2004. The increased cost in absolute dollars reflects the increase in bandwidth consumption, network equipment, and other items necessary to support the increase in revenue. The decrease in the cost of revenue as a percentage of revenue between the two periods represents economies of scale primarily in the purchase of bandwidth due to our increasing purchasing volume and an industry-wide decrease in bandwidth prices. During the first quarter of 2005, we expect the cost of revenue as a percentage of revenue to increase slightly compared to full year 2004, as increases in depreciation from additional investment to increase the scalability of our network, are only partially offset by economies of scale in our relatively fixed cost base, such as our Internet backbone and data center facility costs, and the additional cost savings in the purchasing of bandwidth. Over the remainder of 2005, we expect our unit cost of revenue to then decrease as we achieve more favorable pricing through greater economies of scale in our bandwidth, networking equipment, and other costs, as we are able to efficiently distribute bandwidth among carriers, and as the fixed portion of our costs are spread over an increasing revenue base.

[	TABLE OF CONTENTS	]

Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased 29.0% from $369,510 for the year ended December 31, 2003, to $476,724 for the year ended December 31, 2004. As a percentage of revenue, research and development decreased from 5.3% for the year ended December 31, 2003 to 4.8% for the year ended December 31, 2004. This absolute dollar increase reflects higher payroll and other costs to support our expanding product and service mix. The decrease as a percentage of revenue was due to lower spending in absolute dollars and relative to a significant increase in revenue. We expect research and development expense to increase in absolute dollars and to increase as a percentage of revenue in 2005 compared to full year 2004 as we increase our efforts to develop new features and technology to enhance our core product offering.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales & marketing expense increased from $2,036,232 for the year ended December 31, 2003 to $2,861,351 for the year ended December 31, 2004, an increase of 40.5%. As a percentage of revenue, sales and marketing decreased from 29.1% for the year ended December 31, 2003 to 28.7% for the year ended December 31, 2004. This absolute dollar increase reflects increased payroll and related costs to expand and support the sales force, and increased marketing and advertising costs to increase market awareness and generate new customers. The decrease as a percentage of revenue represents relatively lower spending in absolute dollars relative to a significant increase in revenue. We expect sales and marketing expense to increase incrementally in absolute terms and remain relatively constant as a percentage of revenue through 2005 compared to full year 2004, as we continue to expand and support our sales force, and we invest further in marketing and advertising efforts to grow our customer base.

General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $2,159,323 for the year ended December 31, 2003 to $2,769,848 for the year ended December 31, 2004, an increase of 28.3%. General and administrative expense as a percentage of revenue however, decreased from 30.8% for the year ended December 31, 2003 to 27.8% for the year ended December 31, 2004. The increase in absolute dollars primarily related to additional infrastructure costs for administrative personnel necessary to support the growth in our customer and revenue base, in addition to a one-time charge of approximately $188,000 recorded in the fourth quarter of 2004 related to payments due under a separation agreement with the Company's former Chief Executive Officer and President. This decrease in general and administrative expense as a percentage of revenue is primarily due to the relatively higher increase in revenue compared to the growth in costs. On March 2, 2005, the Securities and Exchange Commission postponed the date of effectiveness by one year for the assessment and auditing requirements for non-accelerated filers under Section 404 of the Sarbanes-Oxley Act of 2002, related to the establishment and documentation of internal controls over the recording and reporting of financial transactions, by one year. As a result, the Company now has until 2006 to prepare for the reporting and auditing requirements of Section 404. Given this announcement, we now expect to spread the costs of completing this project more evenly over 2005 and 2006. As a result, we expect general and administrative expense to continue to increase in absolute dollars, increase as a % of revenue in the first quarter of 2005 compared to full year 2004 but then decrease as a percentage of revenue through the remainder of 2005 compared to full year 2004.

Stock-based compensation. During the twelve months ended December 31, 2004, 467,957 common stock options were modified in order to permit exercise at any time within 12 months of termination of employment for our former Chief Financial Officer as part of a severance agreement. Consistent with Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25, the modification resulted in a new measurement date. As a result, the difference between the exercise price and the fair market value of the common stock on the new measurement date for the options totaled $302,628 and was recorded as a non-cash charge to stock-based compensation for the twelve months ended December 31, 2004.

[	TABLE OF CONTENTS	]

Net Interest Expense. Net interest expense increased from $150,229 for the year ended December 31, 2003 to $461,313 for the year ended December 31, 2004. The increase in net interest expense was primarily due to one-time payments of approximately $231,000 of interest and premiums associated with the conversion of $1.1 million in Amended and Restated Convertible Promissory Notes (the "Convertible Notes") and all outstanding shares of 2003 Series A Preferred Stock into common stock during the second quarter of 2004, additional interest expense from increased use of capital lease financing, and increased interest expense from the use of a credit line under a previous factoring arrangement in place during the first half of 2004 but not in place during the first half of 2003. We expect our quarterly net interest expense to decrease over 2005 as obligations under existing capital leases with higher financing costs are paid off, new capital expenditures are financed with more favorable terms under the new credit facility agreement with Comerica Bank, and additional interest income is earned on existing cash balances.

Net Loss. Our net loss increased from $1,055,310 for the year ended December 31, 2003 to $1,545,885 for the year ended December 31, 2004 due primarily to increased investments in our product development, sales and marketing efforts and general infrastructure, the non-cash compensation charge related to the severance agreement with the company's former Chief Financial Officer, the charge related to the severance payments due under a separation agreement with our former Chief Executive Officer, and the one-time interest expense associated with the conversion of the Amended and Restated Convertible Promissory Notes to common stock.

Year ended December 31, 2003 Compared to Year ended December 31, 2002

Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $3,786,980 for the year ended December 31, 2002 to $7,000,535 for the year ended December 31, 2003, an increase of 84.9%. This increase reflects customer contracts acquired from Epoch, the addition of a large number of new customers, and an increase in average per-customer service utilization within the installed base.

Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $2,142,714 for the year ended December 31, 2002, to $3,389,877 for the year ended December 31, 2003, an increase of 58.2%. Cost of revenue as a percentage of revenue, however, decreased from 56.6% for the year ended December 31, 2002 to 48.4% for the year ended December 31, 2003. The increased cost in absolute dollars reflects the increase in bandwidth consumption, network equipment and other items necessary to support the increase in revenue. The improvement in cost of revenue as a percentage of revenue primarily reflects our lower unit cost of bandwidth, which we obtained from our suppliers as a result of our increased bandwidth purchasing volume and due to an industry-wide decrease in bandwidth prices. There was also improvement due to the spreading of the relatively fixed costs of core networking equipment over a larger client base.

Research and Development. Research and development expense consists primarily of personnel costs to develop and maintain our product offering. Research and development expense increased 21.6% from $303,756 for the year ended December 31, 2002, to $369,510 for the year ended December 31, 2003. As a percentage of revenue, research and development decreased from 8.0% for the year ended December 31, 2002 to 5.3% for the year ended December 31, 2003. This absolute dollar increase reflects higher payroll and other costs to support our expanding product and service mix. The decrease in research and development expense as a percentage of revenue represents relatively lower spending in absolute dollars relative to a significant increase in revenue.

[	TABLE OF CONTENTS	]

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales & marketing expense increased from $1,671,901 for the year ended December 31, 2002 to $2,036,232 for the year ended December 31, 2003, an increase of 21.8%. Although sales & marketing expense increased between the two periods, as a percentage of revenue it decreased from 44.1% for the year ended December 31, 2002 to 29.1% for the year ended December 31, 2003. This decrease as a percentage of revenue reflects improved marketing efficiencies obtained from targeted strategic marketing efforts, as well as improved productivity within our sales force. As a result of the Epoch acquisition, part of the increase in expense in absolute terms was attributable to the increase in customer support personnel that were added to handle Los Angeles Broadcast Center customer support.

General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,914,776 for the year ended December 31, 2002 to $2,159,323 for the year ended December 31, 2003, an increase of 12.8%. General and administrative expense as a percentage of revenue however, decreased from 50.6% for the year ended December 31, 2002 to 30.8% for the year ended December 31, 2003. This decrease reflects a larger base of revenue spread out over an expense base that is primarily fixed.

Net Interest Expense. Net interest expense increased from $54,165 for the year ended December 31, 2002 to $150,229 for the year ended December 31, 2003, an increase of 177.4%. The increase in net interest expense reflects interest accrued on three items, all of which started in 2003; new capital leases, an accounts receivable factoring line and the Convertible Notes.

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

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of December 31, 2004:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	1/1/05 - 12/31/05	1/1/06 - 12/31/07	1/1/08 - 12/31/09	After 1/1/10

Operating leases	$32,259	$18,136	$14,123	$--	$--
Capitalized leases	1,969,556	1,081,211	888,345	--	--
Office leases	1,914,682	536,734	914,976	462,972	--
Contractual service agreements	852,375	852,375	--	--	--
Long-term debt(1)	1,239,173	193,885	1,045,288	--	--

Total contractual obligations	$6,008,045	$2,682,341	$2,862,732	$462,972	$--

(1) This represents the Comerica line of credit.

Our capitalized leases represent $1,564,042 plus interest spread over eight capitalized lease financing arrangements. The hardware and software obtained through these capital lease arrangements are used in our data center operations, for supplying service to our customers, maintaining and increasing the capacity of our internal network and providing the equipment needed for internal staff.

[	TABLE OF CONTENTS	]

Liquidity and Capital Resources.

Effective September 30, 2004, we terminated our Factoring and Security Agreement with Alliance Bank and the related security interest in substantially all of our assets that had secured our financial obligations under the agreement. As discussed in our Current Report on Form 8-K filed on October 11, 2004 with the SEC, on October 7, 2004, we entered into a one-year $4,000,000 secured credit agreement (the "Comerica Agreement") with Comerica Bank ("Comerica"). The Comerica Agreement includes a term line of credit of up to $2,000,000 to finance equipment purchases made prior to September 30, 2005 with interest payable based on a rate equal to Comerica's published prime rate plus 0.50% and a revolving line of credit of up to $2,000,000 for general working capital needs with interest payable based on a rate equal to Comerica's published prime rate. We have pledged substantially all of our assets to secure repayment of the credit facilities made available under the Comerica Agreement. We must also maintain a cash balance at Comerica of not less than $3,000,000 when aggregate outstanding advances under the credit facilities are less than or equal to $3,000,000, and a balance of not less than $3,500,000 when aggregate outstanding advances under the credit facilities are greater than $3,000,000. The Comerica Agreement also contains various other restrictive covenants related to our future operations.

As discussed in our Current Report on Form 8-K filed on June 29, 2004 with the Securities and Exchange Commission and in Note 4 to the financial statements included herein, on June 16, 2004, we closed a transaction contemplated by a Purchase Agreement (the "Purchase Agreement") involving the issuance of an aggregate of 18,106,594 shares of common stock and 5,431,977 warrants to purchase common stock for an aggregate purchase price of $11 million, or $0.6075 per unit of one share and .3 warrants. Simultaneously with the closing of such transaction, we and the holders of the Convertible Notes agreed to convert the Convertible Notes into common stock in exchange for the Company's agreement to pay in cash all interest on the Convertible Notes that had accrued or would have accrued through September 30, 2004 and to pay a conversion premium equal to 14% of the outstanding principal (including accrued but unpaid interest through September 30, 2003) under the Convertible Notes. Upon conversion of the Convertible Notes, the holder of the Convertible Notes were issued an aggregate of 5,516,411 shares of common stock and an aggregate cash payment of $267,131. In addition, as part of the same transaction, the holders of the Company's 2003 Series A Preferred Stock agreed to convert all outstanding shares of 2003 Series A Preferred Stock into common stock in exchange for the Company's agreement to pay in cash all dividends that have accrued or would have accrued through September 30, 2004 with respect to the 2003 Series A Preferred Stock and to pay a conversion premium equal to 4% of the outstanding liquidation value of the 2003 Series A Preferred Stock. Upon conversion of the 2003 Series A Preferred Stock, the holders were issued an aggregate of 3,829,788 shares of common stock and an aggregate cash payment of $101,061.

As a result of the above transactions in 2004, as of December 31, 2004, we had $10,276,322 in cash and cash equivalents, compared to $773,143 as of December 31, 2003. Uses of cash during the year ended December 31, 2004 included $1,403,310 used in investing activities, of which $1,456,740 was used to purchase additional equipment to support the network infrastructure and increased sales. Sources of cash during the year ended December 31, 2004 included $476,301 from operations and $10,431,188 from financing activities. Of the $10,431,188 of net cash provided by financing activities, $10,082,313 represents cash received from the issuance of shares and warrants under the Purchase Agreement described above, $1,131,635 were proceeds to the Company from the bank to fund capital expenditure purchases, and $233,288 was received from the exercise of outstanding stock options, offset by payments on capital leases of $746,404.

Capital expenditures were $3,065,112 for the year ended December 31, 2004 and $806,117 for the year ended December 31, 2003. These expenditures primarily related to purchases of network infrastructure equipment. We had $200,289 of restricted cash at December 31, 2004, securing the lease for our Los Angeles Data Center.

[	TABLE OF CONTENTS	]

The financing described in the Purchase Agreement transaction, together with the conversion of the Convertible Notes and the 2003 Series A Preferred Stock into common stock as described in the Conversion Agreement has strengthened our balance sheet, simplified our capital structure, and enabled us to meet the shareholders' equity requirements to qualify for listing on the Nasdaq SmallCap Market or other exchange.

We hope to rapidly expand our operations during 2005. We may also seek to expand our operations through strategic acquisitions. If we were to engage in strategic acquisitions, we may need to seek additional financing in order to pay for the transaction costs of any large mergers and/or acquisitions (e.g., legal and accounting fees, integration expense and working capital to support the acquired entity). However, we expect that the cash we have on hand, together with recurring operating revenues and funds obtained through our credit facility, will be sufficient to meet our current and future obligations until the time that the Company can consistently sustain itself on its internally-generated cash flow.

[	TABLE OF CONTENTS	]

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at risk for changes in foreign currency exchange rates.

[	TABLE OF CONTENTS	]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements required by this Item appear on pages F-1 through F-19 of this Form 10-K, which begin following the signature page.

Supplementary Financial Information

The following Supplementary Financial Information for the fiscal quarters ended March 31, June 30, September 30 and December 31 in each of the years 2004 and 2003 were derived from unaudited quarterly consolidated financial statements of the Company (except for 4th quarter data which was determined by comparing annual financial data with 3rd quarter financial data).

Supplementary Financial Information by Quarter, 2004 and 2003 (in thousands, except per share data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2004:
Net sales	$1,991	$2,302	$2,691	$2,988
Gross profit	900	956	1,240	1,484
Net loss	(213)	(648)	(224)	(462)
Loss per common share (1)
Basic and diluted	(.01)	(.02)	(.00)	(.01)
Weighted average shares used	32,114	37,014	60,029	60,029

Year Ended December 31, 2003:
Net Sales	$1,752	$1,698	$1,779	$1,772
Gross profit	937	922	935	816
Net loss	(167)	(256)	(176)	(456) (2)
Loss per common share (1)
Basic and diluted	(.01)	(.01)	(.01)	(.01)
Weighted average shares used	27,461	29,010	30,927	31,378

(1)   Loss per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share amounts does not necessarily equal the total for the year.

(2)   The loss for the fourth quarter was approximately $100,000 higher due to year-end audit adjustments, of which approximately $75,000 relates to the prior three quarters of 2003.

[	TABLE OF CONTENTS	]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

Financial Statements And Schedules
(a)	Documents Filed

	1.	Financial Statements. The following Consolidated Financial Statements of the Company and Auditors' Report are filed as part of this Annual Report on Form 10-K:

		●	Report of Independent Registered Public Accounting Firm

		●	Consolidated Balance Sheets, December 31, 2004 and 2003

		●	Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2004

		●	Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 2004

		●	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2004

		●	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule. Not applicable.

	3.	Exhibit List

[	TABLE OF CONTENTS	]

Exhibits

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
2.1	Agreement and Plan of Merger dated February 13, 2002 among the Company, VitalStream and VitalStream Operating Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002, File No. 001-10013
2.2	Amended and Restated Asset Purchase Agreement dated January 15, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
4.1	Form of Certificate representing shares of VitalStream Holdings Common Stock	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
4.2	Form of Warrant (PIPE Investor)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020
4.3	Form of Warrant (PIPE Placement Agent)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020
4.4	Form of Amendment to Common Stock Purchase Warrant (Additional Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020
4.5	Form of Amendment to Common Stock Purchase Warrant (Amended and Restated Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020
4.6	Form of Warrant (Amended and Restated)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
4.7	Form of Warrant (Additional Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
4.8	Form of Amended and Restated Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
4.9	Form of Consulting Warrant (25,000 Shares)	Incorporated by reference to the Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on June 8, 2004, File No. 0-17020
4.10	Form of Consulting Warrant (50,000 Shares)	Incorporated by reference to the Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on June 8, 2004, File No. 0-17020
4.11	Stock Purchase Warrant dated April 23, 2002 issued to Brookstreet Securities Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
4.12	Stock Purchase Warrant dated April 23, 2002 issued to Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
4.13	Amendment to Stock Purchase Warrant issued to Brookstreet Securities Corporation dated October 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.
4.14	Amendment to Stock Purchase Warrant issued to Gary Madrid dated October 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.
4.15	Stock Purchase Warrant dated April 23, 2002 issued to Joe Kowal	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002
10.1	Sublease dated as of November 15, 1999, by and between Charter Holdings, Inc. and VitalStream Broadcasting Corporation (as successor to Epoch Networks, Inc.), as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
10.2	Industrial Lease Between The Irvine Company and ReceiveTV, Inc., as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 16, 2002, File No. 0-17020
10.3	Third Amendment to Industrial Lease Between The Irvine Company and Receive TV, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003
10.4	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020
10.5	2001 Stock Incentive Plan (Second Amended and Restated)	Filed herewith
10.6	Employment Agreement dated October 18, 2002 between the Company and Philip N. Kaplan	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.7	Employment Agreement dated October 18, 2002 between the Company and Steve Smith	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.8	Employment Agreement dated October 18, 2002 between the Company and David Williams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020
10.9	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003
10.10	Master Equipment Lease dated March 6, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003
10.11	Letter agreement dated January 27, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003
10.12	Factoring and Security Agreement dated June 30, 2003 with Alliance Bank	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003
10.13	Letter agreement dated May 13, 2003 with Netifice Communications Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003
10.14	Securities Exchange and Purchase Agreement dated as of September 30, 2003	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.15	Amended and Restated Investor Rights Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.16	Amended and Restated Registration Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.17	Amended and Restated Security Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.18	Amended and Restated Guaranty	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020
10.19	Bandwidth Redundancy and Cooperative Purchasing Agreement dated December 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.
10.20	Amendment No. 1 to Revolving Equipment Lease dated October 21, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.
10.21	Second Lease Line Agreement with Boston Financial & Equity Corporation dated December 11, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.
10.22	Purchase Agreement dated June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020
10.23	Registration Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020
10.24	Investor Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020
10.25	Second Amended and Restated Registration Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020
10.26	Conversion Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020
10.27	Amendment to Amended and Restated Investor Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020
10.28	Master Services Agreement dated 2004 with Level 3 Communications, LLC	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on August 16, 2004, File No. 0-17020
10.29	Confidential Termination Agreement and General Release dated April 29, 2004 with Kevin Herzog	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on August 16, 2004, File No. 0-17020
10.30	Loan and Security Agreement dated October 7, 2004 with Comerica Bank	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2004, File No. 0-17020
10.31	Separation Agreement dated November 19, 2004 with Paul Summers	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 24, 2004, File No. 0-17020
10.32	Macromedia Flash Communications Server License Agreement dated November 17, 2003 with Macromedia, Inc. (including amendments 1 through 4)*	Filed herewith
21	Subsidiaries of the Company	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.
23.1	Consent of Rose, Snyder & Jacobs	Filed herewith
24	Power of Attorney	Included on the signature page of this report
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

*Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.

[	TABLE OF CONTENTS	]

[	TABLE OF CONTENTS	]

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors

VitalStream Holdings, Inc.

We have audited the accompanying consolidated balance sheets of VitalStream Holdings, Inc. and subsidiaries, as of December 31, 2004 and 2003, and the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VitalStream Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California
February 3, 2005

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003

Current assets:
Cash	$10,276,322	$773,143
Accounts receivable, net of allowance for doubtful accounts of $173,644 and $91,990 at December 31, 2004 and 2003, respectively, Notes 1 and 11	835,200	549,169
Prepaid expenses	270,849	230,607
Other current assets	107,698	91,117

Total current assets	11,490,069	1,644,036

Fixed assets, net, Note 2	3,409,481	1,400,931

Restricted cash	200,289	250,169
Goodwill	961,900	961,900
Loan costs, Notes 1 and 4	0	223,387
Customer list, Notes 1 and 14	55,426	110,851
Other assets	111,546	63,749

TOTAL ASSETS	$16,228,711	$4,655,023

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,010,238	$699,365
Accrued compensation	576,125	172,898
Current portion of capital lease obligations, Note 7	790,932	316,988
Current portion of line of credit obligations, Note 6	135,072	0
Factor borrowing payable, Note 3	0	151,797
Accrued expenses	625,843	330,754

Total current liabilities	3,138,210	1,671,802

Capital lease obligations, Note 7	773,110	377,587
Line of credit obligations, Note 6 Notes payable, Notes 3 and 4	996,563 0	0 1,132,700

	1,769,673	1,510,287

Commitments and contingencies, Note 7

Shareholders' equity, Notes 8, 9 and 10
Preferred stock, series A, par value $0.001; authorized shares, 10,000,000; issued and outstanding shares, 0 and 900 at December 31, 2004 and 2003, respectively	0	1

Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding shares, 60,028,768 and 31,747,912 at December 31, 2004 and 2003, respectively	60,029	31,748

Additional paid-in capital	19,904,599	8,438,038
Accumulated deficit	(8,643,800)	(6,996,853)

Total shareholders' equity	11,320,828	1,472,934

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$16,228,711	$4,655,023

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Revenue, Notes 1 and 11	$9,972,078	$7,000,535	$3,786,980

Cost of revenue	4,599,905	3,389,877	2,142,714

Gross Profit	5,372,173	3,610,658	1,644,266

Research & development	476,724	369,510	303,756
Sales & marketing	2,861,351	2,036,232	1,671,901
General & administrative	2,769,848	2,159,323	1,914,776
Stock-based compensation	302,628	-	-

Operating Loss	(1,038,378)	(954,407)	(2,246,167)

Other income (expense):
Interest income (expense)	(461,313)	(150,229)	(54,165)
Income tax expense	(2,400)	(2,400)	(1,600)
Amortization of loan costs	(39,889)	(43,163)	-
Other income (expense)	(3,905)	94,889	115,305

Net other income (expense)	(507,507)	(100,903)	59,540

Net Loss	$(1,545,885)	$(1,055,310)	$(2,186,627)

Basic and diluted net loss per common share (less preferred dividends) Note 1	$(0.03)	$(0.04)	$(0.10)

Shares used in computing basic and diluted net loss per common share, Note 1
	47,365,785	29,708,229	21,412,557

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Additional
	Common Stock		Series A preferred stock		paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at December 31, 2001	14,799,462	$14,799	-	$-	$5,069,690	$-	$(3,754,916)	$1,329,573

Issuance of common stock to an officer
as a restricted stock grant	363,465	363	-	-	149,637	(150,000)	-	-

Amortization of deferred compensation	-	-	-	-	-	150,000	-	150,000

Issuance of common stock upon conversion of note payable	135,682	136	-	-	49,864	-	-	50,000

Issuance of common stock to two employees as a bonus	65,557	66	-	-	22,480	-	-	22,546

Issuance of common stock upon exercise of stock options	502,566	503	-	-	125,510	-	-	126,013

Issuance of warrants to purchase shares of common stock, as loan costs	-	-	-	-	42,136	-	-	42,136

Recapitalization of common equity	8,622,201	8,622	-	-	1,346,701	-	-	1,355,323

Net loss, December 31, 2002	-	-	-	-	-	-	(2,186,627)	(2,186,627)

Balance at December 31, 2002	24,488,933	$24,489	-	$-	$6,806,018	$-	$(5,941,543)	$888,964

Issuance of common stock for Epoch transaction	3,498,419	3,499	-	-	433,803	-	-	437,302

Issuance of common stock as final payment of loan costs	68,306	68	-	-	16,599	-	-	16,667

Issuance of warrants to purchase shares of common stock, as loan costs	-	-	-	-	9,000	-	-	9,000

Issuance of common stock for Nex 2 and $430K options in recapitalization transaction	2,452,393	2,452	-	-	(2,452)	-	-	-

Issuance of common stock for contingencies in Epoch transaction	350,341	350	-	-	(350)	-	-	-

Issuance of common stock upon
exercise of stock options	889,520	890	-	-	218,264	-	-	219,154

Issuance of Series A preferred shares	-	-	900	1	855,031	-	-	855,032

Restructure of Dolphin note	-	-	-	-	93,225	-	-	93,225

Issuance of warrants to purchase shares of common stock	-	-	-	-	8,900	-	-	8,900

Net loss, December 31, 2003	-	-	-	-	-	-	(1,055,310)	(1,055.310)

Balance at December 31, 2003	31,747,912	$31,748	900	$1	$8,438,038	$-	$(6,996,853)	$1,472,934

Issuance of common stock upon exercise of
stock options	828,063	828	-	-	232,460	-	-	233,288

Conversion of Dolphin note to common stock	5,516,411	5,516	-	-	1,094,484	-	-	1,100,000

Stock-based compensation	-	-	-	-	302,628	-	-	302,628

Conversion of Series A preferred stock	3,829,788	3,830	(900)	(1)	(3,830)	-	-	(1)

Amortization of capitalized fees related to note	-	-	-	-	(219,141)	-	-	(219,141)

Cash dividends paid on conversion of Series A preferred
shares to common stock	-	-	-	-	-	-	(101,062)	(101,062)

Issuance of common stock related	18,106,594	18,107	-	-	10,981,893	-	-	11,000,000
to PIPE transaction

Legal fees/commissions related to PIPE
transaction	-	-	-	-	(921,933)	-	-	(921,933)

Net loss, December 31, 2004	-	-	-	-	-	-	(1,545,885)	(1,545,885)

Balance at December 31, 2004	60,028,768	$60,029	0	$0	$19,904,599	$-	$(8,643,800)	$11,320,828

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

OPERATING ACTIVITIES
NET LOSS	$(1,545,885)	$(1,055,310)	$(2,186,627)
Adjustments to net loss:
Depreciation & amortization	1,145,050	688,324	638,567
Loss on disposal of fixed assets	(112)	4,738	11,327
Stock-based compensation	302,628	-	-
Changes in operating assets & liabilities
Accounts receivable, net	(305,469)	(142,207)	(224,285)
Prepaid expense	(76,733)	(81,801)	(41,199)
Other assets	(68,235)	(41,737)	(36,607)
Accounts payable	323,218	(84,741)	359,357
Accrued compensation	403,227	38,717	(28,509)
Deferred compensation	-	-	(51,230)
Accrued expenses	298,612	(69,579)	122,928

TOTAL CASH PROVIDED BY (USED IN) OPERATIONS	476,301	(743,596)	(1,436,278)

INVESTING ACTIVITIES
Additions to property & equipment	(1,456,740)	(79,826)	(26,892)
Proceeds from sale of equipment	2,550	4,000	8,094
Relief of restricted cash	49,880	50,000	-
Payments on purchase of assets from Epoch		(200,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,404,310)	(225,826)	(18,798)

FINANCING ACTIVITIES
Payments on notes payable	(36,223)	-	(20,000)
Payments on notes payable to officer	-	-	(12,550)
Payments on capital leases	(746,404)	(342,396)	(282,032)
Proceeds from note payable	-	691,000	409,000
Advances from Sensar Corp.	-	-	500,000
Proceeds from recapitalization	-	-	1,114,806
Proceeds from exercise of stock options	233,288	222,380	117,680
Proceeds from issuance of common stock, net of offering expenses	10,082,313	-	-
Proceeds from sale of Series A preferred stock	-	900,000	-
Payment of costs associated with issuance of stock	-	(47,304)	(268,513)
Payments of dividends associated with conversion of preferred stock	(101,062)	-	-
Proceeds from equipment line of credit	1,131,635	-	-
Payment of loan costs	-	(60,744)	-
Proceeds from (payments to) factoring line, net	(132,359)	142,118	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,431,188	1,505,054	1,558,391

NET INCREASE IN CASH	9,503,179	535,632	103,315
Cash at the beginning of the period	773,143	237,511	134,196

Cash at the end of the period	$10,276,322	$773,143	$237,511

Supplementary disclosure of cash paid during the period for:
Interest	$593,514	$123,495	$58,301
Income taxes	$2,400	$2,400	$1,600
Equipment acquired under capital leases and other financing	$1,608,372	$726,291	$373,232

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

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

Although from a legal perspective, VHI acquired VitalStream in the VitalStream Merger, from an accounting perspective the VitalStream Merger is viewed as a recapitalization of VitalStream accompanied by an issuance of stock by VitalStream for the net assets of VHI. This is because VHI did not have operations immediately prior to the VitalStream Merger, and following the VitalStream Merger, VitalStream was the operating company. See Note 8.

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

As discussed in Note 15, on January 16, 2003, the Company consummated its acquisition of the hosting and colocation business of Epoch Hosting, Inc. and Epoch Networks, Inc. ("Epoch").

[	TABLE OF CONTENTS	]

Liquidity

The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $8.6 million as of December 31, 2004. The Company's business strategy includes attempting to increase its revenue through investing further in its product development and sales and marketing efforts, and expanding into international markets. The Company intends to finance this portion of its business strategy by using its current working capital resources and cash flows from operations. Management believes its cash flows from operations, together with its liquid assets will be sufficient to fund ongoing operations through at least December 31, 2005. The Company's business strategy also includes the possibility of engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates.

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

[	TABLE OF CONTENTS	]

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

Restricted cash

The Company had $200,289 of restricted cash at December 31, 2004, securing a facility lease. This restricted cash was included in the assets purchased from Epoch (see Note 15).

Customer list

The company acquired a customer list valued at $160,851 with the acquisition of the Epoch assets on January 16, 2003 (see Note 15). This customer list is amortized over its estimated useful life of 36 months. The related amortization expense was $55,425 and $50,000 during the years ended December 31, 2004 and December 31, 2003, respectively.

Loan Costs

Loan costs are related to the Dolphin Notes (see Note 4). They were amortized over the term of the notes, 22 years. The related amortization expense was $223,387 and $31,900 during the years ended December 31, 2004 and December 31, 2003, respectively. The Dolphin Notes were converted to common shares of the Company's stock in June 2004 and all remaining loan costs were expensed accordingly.

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

[	TABLE OF CONTENTS	]

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2004 and 2003, the Company's bank credit line obligations, capital lease obligations, factoring liability and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104") "Revenue Recognition," which supersedes Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principals of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 did not have a material impact on the Company's revenue recognition.

Revenue consists primarily of fees for streaming media services, web hosting and managed services. Streaming media service fees, which are typically usage-based, are recognized as the service is provided. Web hosting and managed services fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided.

Research and Development

Research and development costs are expensed as incurred, and totaled $476,724, $369,510 and $303,756, for the years ended December 31, 2004, 2003 and 2002, respectively.

Cost of Revenue

Cost of revenue includes the cost of license fees for operating systems software and the direct costs of operating the Company's network, including telecommunications charges, depreciation on the Company's data center equipment, network rent and utilities, and direct labor costs associated with operating the network.

Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Warrants and options to purchase shares of the Company's stock under its stock option plans, may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for 2004, 2003 and 2002 because they have an antidilutive effect in those periods.

[	TABLE OF CONTENTS	]

Advertising Costs

Advertising and promotional materials are expensed when incurred. Total advertising costs were $343,434, $99,295 and $204,451 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure requirements of this statement were effective for our fiscal year ended December 31, 2003.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt the provisions of SFAS 123R during our 2005 fiscal year. The adoption of SFAS 123R is expected to have a material impact on our results of operations.

[	TABLE OF CONTENTS	]

2.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,

	2004	2003

Computers and office equipment	$2,017,729	$1,063,128
Data center equipment	3,061,831	1,036,551
Furniture and fixtures	152,490	131,949
Leasehold improvements	663,905	608,090

	5,895,955	2,839,718
Less accumulated depreciation and amortization	2,486,474	1,438,787

	$3,409,481	$1,400,931

3.   FACTORING AGREEMENTS

On June 30, 2003, the Company obtained two accounts receivable factoring lines of credit with Alliance Bank that allowed the Company to sell up to an aggregate $1,000,000 in accounts receivable to the bank. Pursuant to certain provisions of the Factoring and Security Agreements ("Factoring Agreements"), the bank advanced between 60% and 80% of the face amount of the invoice, at interest rates ranging from 13 1/2% to 15 1/2%. Effective September 30, 2004, we terminated our Factoring Agreements with Alliance Bank and the related security interest in substantially all of our assets that had secured the Company's financial obligations under the agreement.

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

Pursuant to the Amended Note Purchase Agreement, Dolphin invested $1.1 million in VHI in exchange for $1.1 million in 10% Convertible Promissory Notes (the "Old Dolphin Notes") and warrants to purchase common stock of VHI (the "Dolphin Warrants"). The proceeds of the Old Dolphin Notes were used in part, to pay the $200,000 cash portion of the purchase price under the Amended and Restated Asset Purchase Agreement with Epoch, described in Note 15, and related transaction expenses. Dolphin indirectly owned an equity interest of approximately 95% in Epoch, and Salvatore Tirabassi, who was elected to the board of directors of VHI on January 9, 2003, is an affiliate of Dolphin.

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

Pursuant to a Securities Exchange and Purchase Agreement dated September 30, 2003, (the "Purchase Agreement"), the Company and Dolphin exchanged the Old Dolphin Notes for $1.1 million in 7% Convertible Promissory Notes (the "Dolphin Notes") with different terms than the Old Dolphin Notes and amended various agreements and covenants associated with the Old Dolphin Notes. In connection with the exchange of the Old Dolphin Notes for Dolphin Notes, the warrants to purchase common stock (the "Old Warrants") issued to Dolphin in connection with their purchase of the Old Dolphin Notes were exchanged for Amended and Restated Warrants (the "New Warrants"). The New Warrants have an exercise price of $0.30 per share, compared to $0.34 per share under the Old Warrants, expire on September 30, 2006, compared to January 15, 2006 for the Old Warrants, and like the Old Warrants, permit the holder to purchase a formula-determined number of shares of common stock (currently 842,825 shares). The value of the new warrants was $123,895, and additional legal fees of $44,078 brought the total loan costs to $226,035, which were to be amortized over the life of the notes payable.

On June 16, 2004, the Company and the holder of the Dolphin Notes agreed to convert the Dolphin Notes into common stock in exchange for the Company's agreement to pay in cash all interest on the Dolphin Notes that had accrued or would have accrued through September 30, 2004 and to pay a conversion premium equal to 14% of the outstanding principal (including accrued but unpaid interest through September 30, 2003) under the Dolphin Notes. Upon conversion of the Dolphin Notes, the holder of the Dolphin Notes was issued an aggregate of 5,516,411 shares of common stock and an aggregate cash payment of $267,131.

5.   INCOME TAXES

The primary difference between the Company's effective income tax rate and the statutory federal tax rate for the year ended December 31, 2004, relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of their realization. The Company recorded a valuation allowance for 100% of its deferred tax benefit, which is mainly comprised of its loss carryforwards.

At December 31, 2004, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $8,900,000 and $5,200,000, respectively, which begin to expire in 2007. Because of statutory "ownership changes," the amount of net operating losses which may be utilized in future years is subject to significant limitations.

[	TABLE OF CONTENTS	]

A reconciliation of income tax expense that would result from applying the domestic federal statutory rate to pre-tax income from continuing operations, with income tax expense presented in the financial statements is as follows:

	2004	2003	2002

Income tax at the Federal
Statutory rate (34%)	$(510,000)	$(350,000)	$(730,000)
State franchise tax at 8.84%	(130,000)	(90,000)	(190,000)
Rebate for franchise tax	44,000	31,000	65,000
Valuation allowance	598,400	411,400	856,600

	$2,400	$2,400	$1,600

6.   FINANCING AGREEMENT

Effective September 30, 2004, we terminated our Factoring and Security Agreement with Alliance Bank and the related security interest in substantially all of our assets that had secured the Company's financial obligations under the agreement. On October 7, 2004, we entered into a one-year $4,000,000 secured credit agreement (the "Agreement") with Comerica Bank ("Comerica"). The Agreement includes a term line of credit of up to $2,000,000 to finance equipment purchases made prior to September 30, 2005 with interest payable based on a rate equal to Comerica's published prime rate plus 0.50% and a revolving line of credit of up to $2,000,000 for general working capital needs with interest payable based on a rate equal to Comerica's published prime rate. The Company has pledged substantially all of its assets to secure repayment of the credit facilities made available under the Agreement. The Company must also maintain a balance of cash at Comerica of not less than $3,000,000 when aggregate outstanding advances under the credit facilities are less than or equal to $3,000,000, and a balance of not less than $3,500,000 when aggregate outstanding advances under the credit facilities are greater than $3,000,000. The Agreement also contains various other restrictive covenants related to future operations of the Company. As of December 31, 2004, the Company had drawn $1,131,635 on the equipment line of credit.

7.   COMMITMENTS AND CONTINGENCIES

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

In connection with the acquisition of the hosting and colocation assets of Epoch (see Note 15), the Company assumed a sublease for 16,577 rentable square-feet in Los Angeles, California. The sublease expires on February 27, 2009. Annual base rental payments for this facility are approximately $397,848.

[	TABLE OF CONTENTS	]

Operating lease expense was $554,473, $589,943 and $215,606 for the years ended December 31, 2004, 2003 and 2002, respectively. Assets capitalized under capital leases totaled $2,703,893 and $1,111,614 at December 31, 2004 and 2003, respectively. Amortization of assets capitalized under capital leases is included in depreciation and amortization expense.

Future minimum annual lease payments under noncancelable lease arrangements at December 31, 2004 are as follows:

Calendar Year	Capital leases	Operating Leases	Rent

2005	$1,081,211	$18,136	$540,984
2006	682,572	9,848	517,128
2007	205,772	4,275	397,848
2008	-	-	397,848
2009	-	-	65,124
2010	-	-	-

Totals	$1,969,555	$32,259	$1,918,932

Less Interest	(405,513)

	1,564,042
Less current portion	(790,932)

Due after 1 year	$773,110

Contractual Commitments

The Company entered into contracts with telecommunication providers under which the Company has committed to a minimum usage to be purchased from these providers. The Company is committed to spend a minimum of $828,040 in 2005 under these agreements.

Employment Agreements

The Company has employment agreements with three (3) of its executives, which provide for minimum aggregate annual base salaries of $415,000 annually. The employment agreement for one (1) executive provides for bonuses to be paid, based upon achieving targets that are approved by the Company's board of directors. While each respective executive's employment is terminable at will by the Company, severance payments are provided for in case of termination without cause, as is defined in the employment agreements.

Legal Matters

In the ordinary course of its business, the Company becomes involved in certain legal actions and claims, including lawsuits, administrative proceedings, regulatory and other matters. Substantial and sometimes unspecified damages or penalties may be sought from the Company in some matters, and some matters may remain unresolved for extended periods. While the Company may establish reserves from time to time based on its periodic assessment of the potential outcomes of pending matters, there can be no assurance that an adverse resolution of one or more such matters during any subsequent reporting period will not have a material adverse effect on the Company's results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves, if any, established for pending matters, the Company does not believe that the resolution of currently pending matters, the Company does not believe that the resolution of currently pending matters (including the matter specifically described below), individually or in the aggregate, will have a material adverse effect on the Company's financial condition.

[	TABLE OF CONTENTS	]

In September 2004, The Seidler Companies Incorporated ("plaintiff") commenced an action against the Company in the California state courts seeking payment of $52,000 in fees allegedly owed by the Company, and alleging that the Company refused to register shares issuable upon the exercise of 425,000 in warrants of the Company held by the plaintiff, for which plaintiff seeks approximately $525,000 in damages representing the difference in the warrants' exercise price and the highest trading price of the Company's common stock subsequent to the alleged refusal to register the shares. The Company filed a cross-complaint against the plaintiff alleging that plaintiff breached the underlying services contract (and its related fiduciary duties) upon which plaintiff's claim is based and under which the warrants were issued, and seeking among other relief a rescission of the contract, cancellation of the warrants and a refund of $75,000 in fees paid. The Company believes that plaintiff's action is without merit and intends to vigorously defend itself against the claims raised in this action and prosecute the Company's cross-claims against the plaintiff. Discovery in this action has commenced only recently and it is too early to determine the probable range of any potential liability of the Company, if any, in excess of any potential recovery or financial benefit to the Company if it were to prevail on any of its claims against plaintiff.

8.   RECAPITALIZATION

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

In addition, options and warrants to purchase VitalStream common stock that were outstanding when the VitalStream Merger closed were automatically converted into options and warrants to purchase VHI common stock. The replacement options and warrants have the same vesting terms, expiration date and aggregate exercise price as the options or warrants being replaced. The replacement options and warrants permit the holder to purchase a number of shares of VHI common stock equal to the number of shares of VHI common stock the holder would have received in the VitalStream Merger had the holder exercised the option in full, immediately prior to the VitalStream Merger. Nonetheless, the number of shares of VHI common stock subject to the replacement options and warrants at December 31, 2004 is 2,367,679 shares of VHI common stock..

9.   SHAREHOLDERS' EQUITY

In September 2001, VitalStream received $865,000 from the sale of 1,730,000 shares of Series C convertible preferred stock ("Series C Preferred Stock") in a private placement to a group of investors. Such shares of Series C Preferred Stock converted into an aggregate of 1,257,589 shares of VHI common stock in the VitalStream Merger. The shares of Series C Preferred Stock have been retroactively restated to present the number of shares outstanding after the VitalStream Merger.

The number of shares of common stock of VitalStream was also retroactively restated to present the number of shares after their conversion into VHI common stock in the VitalStream Merger. For all such restatements, we used the conversion rate of .72693 shares of VHI common stock for every share of VitalStream common stock.

[	TABLE OF CONTENTS	]

Subsequent to April 23, 2002, contingent shares and options that were issued to the former shareholders and optionholders of VitalStream, pursuant to the terms of the merger, were as follows:

Date	Number of Shares	Number of Options

December 23, 2002	1,757,981	208,512
May 13, 2003	2,452,393	283,075

Totals	4,210,374	491,587

On September 30, 2003, the Company entered into a Purchase Agreement described above among the Company, Dolphin Communications Fund II, L.P. and Dolphin Parallel Fund II (Netherlands), L.P. and their affiliates and certain members of the Company's management team. Pursuant to the Purchase Agreement, at the same time as the note exchange described in Note 4 above, Dolphin purchased $550,000 in shares of 2003 Series A Preferred Stock ("Series A Preferred") and associated warrants at a purchase price of $1,000 per unit, with each unit comprised of one share of Series A Preferred and a warrant (an "Additional Warrant") to purchase 833 1/3 shares of common stock at an exercise price of $0.30 per share during a three-year term. Certain members of the Company's executive management team purchased for cash, $350,000 in the Series A Preferred and Additional Warrants on the same terms. Each share of Series A Preferred has a liquidation value of $1,000. Dividends accrue on the liquidation value of the Series A Preferred, and on accrued but unpaid dividends, at the rate of 7% per annum until January 15, 2006; after that date, dividends do not accrue. Dividends are payable when, as and if determined by the Company's Board of Directors, except payment is required in connection with a conversion of the Series A Preferred to common stock (in cash or common stock, at the election of the Company) or redemption (in cash). The liquidation value of each share of Series A Preferred is convertible into common stock at the rate of $0.235 per share, subject to weighted average adjustment for future issuances below conversion price. Shares of Series A Preferred are redeemable at the option of the Company at any time after September 30, 2009. The Company must redeem the Series A Preferred in connection with a change of control transaction. The redemption price of each share of Series A Preferred is the liquidation value plus accrued but unpaid dividends with respect to such share. Shares of Series A Preferred vote with the common stock on an as-converted basis. The shares of Series A Preferred contain various restrictive covenants related to the future operations of the Company. On June 16, 2004, the shares of Series A Preferred were converted into shares of common stock as described below.

On June 16, 2004, the Company closed a transaction contemplated by a Purchase Agreement (the "PIPE Purchase Agreement") with WaldenVC II, L.P. ("Walden"), Dolphin Communications Fund II, L.P. and Dolphin Communications Parallel Fund II (Netherlands), L.P. and their affiliates (collectively, "Dolphin"), and 11 additional investors, including seven private investment funds and four executive officers of the Company. Pursuant to the PIPE Purchase Agreement, the Company issued to the investors an aggregate of 18,106,594 shares of common stock and 5,431,977 warrants to purchase common stock for an aggregate purchase price of $11 million, or $0.6075 per unit of one share and .3 warrants. The warrants have an exercise price of $0.6075 per share and expire on June 16, 2009. The warrants also include a call provision requiring the holder of the warrants to exercise the warrants within 10 days of the date, after December 16, 2004, that the closing sales price of the common stock on the principal U.S. trading market for the common stock has equaled or exceeded $1.50 per share (as adjusted for stock splits and dividends, reverse stock splits and the like) for ten consecutive trading days.

[	TABLE OF CONTENTS	]

In connection with the PIPE Purchase Agreement, the Company and the investors also executed a Registration Rights Agreement pursuant to which the Company agreed to file, and filed, on July 16, 2004, a registration statement registering the re-sale of the common stock issued under the PIPE Purchase Agreement and issuable upon the exercise of the warrants that were issued under the PIPE Purchase Agreement. The investors also became party to a Second Amended and Restated Registration Rights Agreement under which Walden was granted demand registration rights similar to those previously granted to Dolphin and all of the investors were granted piggyback registration rights.

The Company, the investors and certain key shareholders also executed an Investor Rights Agreement pursuant to which, among other things, the investors and key shareholders agreed to facilitate the election or appointment of a nominee for the board of directors designated by Walden beginning on June 30, 2004. Effective June 30, 2004, Phil Sanderson, a general partner at WaldenVC, was appointed by the Company and its Board of Directors to fill the new board position.

ThinkEquity Partners, LLC, was the placement agent for the transaction described in the PIPE Purchase Agreement. In exchange for its services, ThinkEquity received a cash commission of $770,000, which is 7% of the purchase price, and warrants to purchase 543,198 shares of common stock at an exercise price of $.80 per share. The placement agent warrants include a net exercise provision, one-time demand registration rights and piggyback registration rights. The placement agent warrants also include standard anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder are adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.

Simultaneously with the closing of the transaction described in the PIPE Purchase Agreement, the Company, Dolphin and the other holders of the Company's outstanding shares of 2003 Series A Preferred Stock closed the transaction contemplated by a Conversion Agreement (the "Conversion Agreement") among such persons. Pursuant to the Conversion Agreement, Dolphin and the other holders of 2003 Series A Preferred Stock agreed to convert all outstanding shares of 2003 Series A Preferred Stock into common stock in exchange for the Company's agreement to pay in cash all dividends that had accrued or would have accrued through September 30, 2004 with respect to the 2003 Series A Preferred Stock and to pay a conversion premium equal to 4% of the outstanding liquidation value of the 2003 Series A Preferred Stock. Upon conversion of the 2003 Series A Preferred Stock, the holders were issued an aggregate of 3,829,788 shares of common stock and an aggregate cash payment of $101,061. As of June 30, 2004, there were no shares of preferred stock of the Company issued or outstanding.

Upon conversion of the Dolphin Notes described above and the shares of 2003 Series A Preferred Stock, the restrictive covenants contained therein, as well as Dolphin's security interest in substantially all of the Company's assets, were terminated.

In addition, pursuant to exhibits to the PIPE Purchase Agreement, (a) the warrants to purchase common stock held by Dolphin and the other former holders of 2003 Series A Preferred Stock were amended in order to delete any provisions that would decrease the exercise price, or increase the number of shares subject to the warrant, as a result of future issuances of common stock at a price per share less than the exercise prices of the warrants; (b) the Amended and Restated Investor Rights Agreements dated September 30, 2003 was amended in order to delete Dolphin's preemptive right with respect to any future issuances of preferred stock, and (c) the parties entered into a Second Amended and Restated Registration Rights Agreement under which Walden was granted demand registration rights similar to those previously granted to Dolphin and all of the investors under the PIPE Purchase Agreement were granted piggyback registration rights.

[	TABLE OF CONTENTS	]

The securities in the transactions described above were subsequently registered pursuant to a registration statement on Form S-2 filed on July 16, 2004, and further amended and filed on September 13, 2004, with the Securities and Exchange Commission, and subsequently went effective as of September 16, 2004.

At December 31, 2004, 14,475,376 shares of VHI common stock were reserved for issuance as follows:

Warrants currently issued and outstanding	9,026,002
Options currently issued and outstanding	5,449,374

Total	14,475,376

10.   STOCK OPTIONS, WARRANTS AND STOCK GRANTS

VitalStream had a stock option/stock issuance plan (the "VitalStream Stock Option Plan") that provided for the granting of incentive stock options, non-statutory stock options or shares of common stock directly to certain key employees, members of the Board of Directors, consultants and independent contractors according to the terms of the plan. All options by VitalStream prior to April 23, 2002 were issued under the VitalStream Stock Option Plan. Stock grants made under the VitalStream Stock Option Plan amounted to 0, 500,000 and 0 VitalStream shares (0, 363,465 and 0 VHI shares) in 2003, 2002 and 2001, respectively. The VitalStream Stock Option Plan provided for issuance of options to purchase common stock of the Company at 100% of the fair market value at the time of grant with vesting generally over a three-year period. Options under the VitalStream Stock Option Plan were issued solely to employees and consultants of the Company. In May 2001, the board of directors, with shareholder approval, increased the amount of shares available for grant by 2,000,000, taking the total amount available to 4,000,000.

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

[	TABLE OF CONTENTS	]

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

The fair value of options granted by the Company have been estimated at $323,537, $49,000 and $40,000 at the date of grant, for the years ended December 31, 2004, 2003 and 2002, respectively, using the Black-Scholes valuation method with the following assumptions:

	2004	2003	2002

Risk free interest rate	3.28% to 3.74%	2.27% to 3.37%	3.87% to 5.16
Stock volatility factor	12% - -36%	20%-- 33%	30%
Weighted average expected option life	5 years	5 years	5 years
Expected dividend yield	None	None	None

No compensation expense was recorded for the years ended December 31, 2003 and 2002. For purposes of determining pro forma amounts, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's compensation expense used in determining the pro forma information may not be indicative of such expense in future periods.

[	TABLE OF CONTENTS	]

The pro forma net loss per share had the Company accounted for its options using FAS 123 would have been as follows:

	2004	2003	2002

Net loss reported	$(1,545,885)	$(1,055,310)	$(2,186,627)

Basic and diluted net loss per common share as reported	(0.03)	(0.04)	(0.10)

Add back stock-based employee compensation cost, net of related tax effect included in the determination of net loss as reported	302,628	-	-

Total stock-based employee compensation, net of related tax effect that would have been included in the determination of net loss if the fair value-based method would have been applied to all awards	(367,499)	(17,000)	(3,300)

Pro forma net loss as if the fair value- based method had been applied to all awards	(1,610,756)	(1,072,310)	(2,189,927)

Pro forma basic and diluted loss per share as if the fair value method had been applied to all awards	$(0.03)	$(0.04)	$(0.10)

[	TABLE OF CONTENTS	]

A summary of the VHI stock option activity and related information follows:

	December 31, 2004		December 31, 2003		December 31, 2002

	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding - beginning of year	4,584,612	$0.41	4,913,981	$0.41	1,979,553	$0.58
Granted	1,949,000	$0.70	1,179,500	$0.33	703,731	$0.45
Sensar options assumed	-	$-	-	$-	2,690,000	$0.31
Contingent options earned	-	$-	283,075	$-	208,512	$-
Exercised	(828,063)	$0.28	(889,520	$0.25	(470,720)	$0.25
Forfeited	(256,175)	$0.48	(902,424)	$0.36	(197,095)	$0.69

Outstanding - end of period	5,449,374	$0.51	4,584,612	$0.41	4,913,981	$0.41

Exercisable at the end of period	2,909,887	$0.41	2,845,891	$0.44	3,425,232	$0.39

Weighted average fair value of options granted during the year		$323,537		$49,000		$40,000

The details of the VHI options outstanding as of December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable

Range of Exercisable prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.20 - $0.40	2,486,646	2.44	$0.3081	1,994,988	$0.3128
$0.41 - $0.61	1,598,455	3.79	$0.4922	507,626	$0.4416
$0.62 - $0.82	698,000	4.40	$0.7495	16,000	$0.6700
$0.83 - $1.03	391,273	1.16	$0.8837	391,273	$0.8837
$1.04 - $1.25	275,000	4.28	$1.2173	-	$-

Total	5,449,374	3.08	$0.5059	2,909,887	$0.4140

[	TABLE OF CONTENTS	]

Stock Warrants

On April 23, 2002, VHI granted warrants to purchase shares of VHI's common stock as finders' fees as follows:

Number of shares	Per Share Exercise Price	Expiration date

637,500	$0.50	April 23, 2005
212,500	$0.50	April 23, 2005

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

On November 26, 2002, the Company granted to Dolphin, a warrant to purchase 842,825 shares of the Company's common stock at an exercise price of $0.34 per share. The warrant became exercisable on the grant date, and expires on November 26, 2005. A value of $42,136 was originally assigned to this warrant, and was recorded as deferred loan cost, which was amortized over the three year term of the loan. On September 30, 2003, the purchase price of these warrants was reduced to $0.30 per share in connection with the debt restructuring, and the expiration date was changed from November 2005 to September 2006. The change in terms changed the value of these warrants to $123,000, which created an increase of the loan cost by $93,225. Such costs were being amortized over the term of the loan.

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

On September 30, 2003, in conjunction with the sale of shares of preferred stock described in Note 9, a warrant to purchase 458,333 shares of the Company's common stock at an exercise price of $0.30 per share was issued to Dolphin and warrants to purchase an aggregate of 291,667 shares of the Company's common stock at an exercise price of $0.30 per share were issued to five of the Company's executive officers. The warrants became exercisable on the grant date, and expire on September 30, 2006.

On October 21, 2003, the Company granted to one of its vendors a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $0.36 per share in conjunction with an amendment to a prior revolving lease line of credit agreement. The warrant became exercisable on the grant date, and expires on October 21, 2006. This warrant was valued at $3,200.

[	TABLE OF CONTENTS	]

On November 3, 2003, the Company granted to an individual, a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.48 per share in conjunction with an agreement to provide investor relations services to the Company. The warrant vests in equal quarterly installments over a one-year period, and expires on November 3, 2006. The warrant was valued at $5,700.

As noted above, on June 16, 2004, the Company closed a transaction contemplated by the PIPE Purchase Agreement with WaldenVC II, L.P. ("Walden"), Dolphin Communications Fund II, L.P. and Dolphin Communications Parallel Fund II (Netherlands), L.P. and their affiliates (collectively, "Dolphin"), and 11 additional investors, including seven private investment funds and four executive officers of the Company. Pursuant to the PIPE Purchase Agreement, the Company issued to the investors an aggregate of 18,106,594 shares of common stock and 5,431,977 warrants to purchase common stock for an aggregate purchase price of $11 million, or $0.6075 per unit of one share and .3 warrants. The warrants have an exercise price of $0.6075 per share and expire on June 16, 2009. The warrants also include a call provision requiring the holder of the warrants to exercise the warrants within 10 days of the date, after December 16, 2004, that the closing sales price of the common stock on the principal U.S. trading market for the common stock has equaled or exceeded $1.50 per share (as adjusted for stock splits and dividends, reverse stock splits and the like) for ten consecutive trading days. The investor warrants also include standard anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder are adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.

ThinkEquity Partners, LLC, was the placement agent for the transaction described in the PIPE Purchase Agreement. In exchange for its services, ThinkEquity received a cash commission of $770,000 and warrants to purchase 543,198 shares of common stock at an exercise price of $.80 per share. The placement agent warrants include a net exercise provision, one-time demand registration rights and piggyback registration rights. The placement agent warrants also include standard anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder are adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.

As of December 31, 2004 the following warrants were outstanding:

Number of shares		Per Share Exercise Price	Expiration date

850,000		$0.50	April 23, 2005
123,724		$0.41	July 31, 2005
1,592,825		$0.30	September 30, 2006
9,278		$0.54	October 15, 2006
25,000		$0.36	October 21, 2006
25,000		$0.48	November 3, 2006
25,000		$0.45	May 7, 2007
200,000		$0.35	January 16, 2008
200,000		$0.26	January 16, 2008
543,198		$0.80	June 16, 2009
5,431,977		$0.6075	June 16, 2009

Total	9,026,002

[	TABLE OF CONTENTS	]

11.   CONCENTRATIONS

At December 31, 2004, financial instruments that potentially subject the Company to credit risk, consist principally of cash, cash equivalents and restricted cash held at banks in excess of federally insured limits. Total cash and restricted cash in excess of federally insured limits as of December 31, 2004 was $10,231,530.

For 2004, the Company had two customers who represented approximately 18% and 10% of total revenue for the year. Total net accounts receivable from these customers amounted to 23% and 0%, respectively, of the total net accounts receivable as of December 31, 2004. For 2003, the Company had one customer who represented approximately 18% of total revenue for the year. Total net accounts receivable from this customer amounted to 26 % of the total net accounts receivable as of December 31, 2003. For 2002, the Company had one customer who represented approximately 17% of total revenue for the year. Total net accounts receivable from this customer amounted to 21 % of the total net accounts receivable as of December 31, 2002.

12.   SITESTREAM PURCHASE

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

13.   SENSAR/VITALSTREAM MERGER

On April 23, 2002, VHI and Merger Sub consummated the VitalStream Merger with VitalStream, pursuant to which Merger Sub was merged with an into VitalStream, with VitalStream surviving as a wholly-owned subsidiary of VHI.

As a result of the VitalStream Merger, all of the outstanding shares of VitalStream capital stock were converted into the right to receive an aggregate of 15,228,521 shares of VHI common stock, plus additional shares as contingent consideration if certain conditions were met. As part of the contingent consideration, 1,757,981 shares and 2,452,393 shares were issued, during the years ended December 31, 2002 and 2003, respectively, representing approximately 73.9% of total shares of VHI immediately following the merger (plus contingent shares issues). All other contingencies expired as of December 31, 2003.

VHI assumed the VitalStream Stock Option Plan and all outstanding options and warrants to purchase VitalStream common stock. Such options and warrants together totaled 2,367,679 shares of VHI common stock at December 31, 2004, after issuance of options under the contingencies above.

[	TABLE OF CONTENTS	]

14.   RELATED PARTY TRANSACTIONS

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

In September 2003, five of the company's officers (one of whom is also a director), purchased shares of the Company's Series A Preferred Stock in the Company's private placement described in Note 8. The five officers purchased $350,000 in shares of Series A Preferred and associated warrants at a purchase price of $1,000 per unit, with each unit comprised of one share of Series A Preferred and an Additional Warrant to purchase 833 1/3 shares of common stock at an exercise price of $0.30 per share during a three year term. Shares were purchased at the offering price.

On June 16, 2004, pursuant to the PIPE Purchase Agreement described above, four of the company's officers purchased $439,000 in shares of the Company's common stock at a price of $0.6075 per unit of one share and .3 warrants. The warrants have an exercise price of $0.6075 per share and expire on June 16, 2009.

[	TABLE OF CONTENTS	]

15.   ACQUISITION OF HOSTING BUSINESS

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

VitalStream Holdings, Inc.

March 31, 2005	By:	/s/ Philip N. Kaplan

Philip N. Kaplan, President, Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated. In addition, each person whose signature to this report appears below hereby constitutes and appoints Philip N. Kaplan, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this report, and any and all instruments or documents filed as part of or in connection with this report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Philip N. Kaplan	President, Chief Operating Officer and Director	March 31, 2005
(Principal Executive Officer)
Philip N. Kaplan

/s/ Mark Z. Belzowski	Chief Financial Officer	March 31, 2005
(Principal Financial Officer)
Mark Z. Belzowski

/s/ Patrick Deane	Vice President of Finance	March 31, 2005
(Principal Accounting Officer)
Patrick Deane

/s/ Leonard Wanger	Director	March 31, 2005

Leonard Wanger

/s/ Charles Lyons	Director	March 31, 2005

Charles Lyons

/s/ Ray L. Ocampo Jr.	Director	March 31, 2005

Ray L. Ocampo Jr.

/s/ Philip Sanderson	Director	March 31, 2005

Philip Sanderson

/s/ Salvatore Tirabassi	Director	March 31, 2005

Salvatore Tirabassi