Form 10-Q
period 2005-03-31
VITALSTREAM HOLDINGS INC
filed 2005-05-16
CIK 789851

[	TABLE OF CONTENTS	]

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	001-10013	87-0429944

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☐    NO☒

          As of March 31, 2005, the registrant had 60,824,225 Common Shares outstanding.

[	COVER	]

[	TABLE OF CONTENTS	]

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2005 AND DECEMBER 31, 2004

ASSETS
	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Current assets:
Cash	$9,131,789	$10,276,322
Accounts receivable, net of allowance for doubtful accounts/credits of $196,249 and $173,644 at March 31, 2005
and December 31, 2004, respectively	963,374	835,200
Prepaid expenses	924,705	270,849
Other current assets	311,016	107,698

Total current assets	11,330,884	11,490,069

Fixed assets, net	3,525,934	3,409,481

Restricted Cash	200,254	200,289
Goodwill	961,900	961,900
Customer list	41,569	55,426
Other assets	85,267	111,546

TOTAL ASSETS	$16,145,808	$16,228,711

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$823,070	$1,010,238
Accrued compensation	386,103	576,125
Current portion of capital lease obligations	760,527	790,932
Current portion of line of credit obligations	358,850	135,072
Accrued expenses	648,126	625,843

Total current liabilities	2,976,676	3,138,210

Capital lease obligations	592,608	773,110
Line of credit obligations	1,139,537	996,563

Total long-term liabilities	1,732,145	1,769,673

Commitments and contingencies, Note 3

Shareholders' equity
Common stock, par value $0.001; authorized shares, 290,000,000;
issued and outstanding shares, 60,824,225 and 60,028,768 at
March 31, 2005, and December 31, 2004, respectively, Note 4	60,824	60,029
Additional paid-in capital	20,216,355	19,904,599
Accumulated deficit	(8,840,192)	(8,643,800)

Total shareholders' equity	11,436,987	11,320,828

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$16,145,808	$16,228,711

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (Unaudited)

	Three Months Ended March 31,

	2005	2004

Revenue	$3,397,888	$1,991,437

Cost of revenue	1,653,945	900,710

Gross Profit	1,743,943	1,090,727

Research & development	154,772	110,505
Sales & marketing	1,031,919	611,718
General & administrative	888,599	517,385

Operating Loss	(331,347)	(148,881)

Other income (expense):
Interest expense, net	(60,744)	(51,758)
Income tax expense	(800)	(2,400)
Other income (expense)	196,499	(10,128)

Net other income (expense)	134,955	(64,286)

Net Loss	$(196,392)	$(213,167)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Shares used in computing basic and diluted net loss per common
share, Note 2	60,367,215	32,113,507

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (Unaudited)

	Three Months Ended March 31,

	2005	2004

OPERATING ACTIVITIES
NET LOSS	$(196,392)	$(213,167)
Adjustments to net loss:
Depreciation & amortization	421,327	193.868
(Gain) loss on sale or disposal of equipment	5,730	-
Changes in operating assets & liabilities
Accounts receivable (net)	(128,174)	(63,211)
Prepaid expenses	(653,857)	(25,091)
Other assets	(177,039)	(34,930)
Accounts payable	(187,168)	146,578
Accrued compensation	(190,022)	(2,508)
Accrued expenses	22,284	(53,524)

TOTAL CASH USED IN OPERATIONS	(1,083,311)	(51,985)

INVESTING ACTIVITIES
Additions to property & equipment excluding equipment acquired under capitalized leases	(529,653)	(38,090)
Relief of restricted cash	35	-

NET CASH USED IN INVESTING ACTIVITIES	(529,618)	(38,090)

FINANCING ACTIVITIES
Payments on capital leases	(210,907)	(113,929)
Proceeds from exercise of stock options and warrants	312,552	136.432
Proceeds from equipment line of credit / note payable	366,751	-
Proceeds from factor, net	-	22,258

NET CASH PROVIDED BY FINANCING ACTIVITIES	468,396	44,761

NET DECREASE IN CASH	(1,144,533)	(45,314)

Cash at the beginning of the period	10,276,322	773,143

Cash at the end of the period	$9,131,789	$727,829

Supplementary disclosure of cash paid during the period for:
Interest	$108,691	$52,055
Income taxes	$800	$2,400
Equipment acquired under capitalized leases	$-	$413,108

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

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

As discussed, in our latest 10k, the Company acquired the hosting and colocation business of Epoch Hosting, Inc. and Epoch Networks, Inc. ("Epoch") in January 2003. Through this asset purchase transaction, the Company obtained a revenue-generating client base and the data center space it now operates in downtown Los Angeles.

On April 27, 2005, the Company acquired the business of PlayStream, LLC, a provider of small business streaming media services, headquartered in Seattle, Washington, effective as of April 1, 2005, for $500,000 in cash, 3,750,000 shares of VitalStream Holdings, Inc. common stock and 200,000 warrants to purchase common stock at an exercise price of $1.35. Through our wholly-owned subsidiary PlayStream, Inc. ("Playstream"), we offer fully automated, self service video and audio streaming services to small and medium sized businesses under the PlayStream brand. PlayStream offers both live and on demand streaming service.

Basis of Presentation -- This report on Form 10-Q (Form "10-Q") for the quarter ended March 31, 2005 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

[	TABLE OF CONTENTS	]

2.     SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2005 and thereafter.

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

No stock-based compensation expense was recorded for the three months ended March 31, 2005 and 2004. The fair value of options granted and modified by the Company have been estimated at $99,906 and $0, at the date of grant, for the three month periods ended March 31, 2005 and 2004, respectively, using the Black-Scholes valuation method.

[	TABLE OF CONTENTS	]

For purposes of determining pro forma amounts, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma net loss per share had the Company accounted for its options using FAS 123 would have been as follows:

	Three Months Ended March 31,

	2005	2004

Net loss reported	$(196,392)	$(213,167)

Basic and diluted net loss per common share	(0.00)	(0.01)

Add back stock-based employee
compensation cost, net of related tax
effect included in the determination of
net loss as reported	-	-

Total stock-based employee
compensation, net of related tax effect
that would have been included in the
determination of net loss if the value-
based method would have been
applied to all awards	(35,337)	(6,500)

Pro forma net loss as if the fair value-based method
had been applied to all awards	(231,729)	(219,667)

Pro forma basic and diluted loss per share as if the
fair value method had been applied to all awards	(0.00)	(0.01)

On March 4, 2005, the Company made a payment to a licensor in the amount of $750,000 representing a prepayment against royalties to be incurred in the future. This amount will be recognized as expense as it is incurred by the Company on a monthly basis during the license term.

On February 8, 2005, the Company sold certain smaller non-core business hosting accounts to a third party and recognized a one-time gain of approximately $200,000 on the transaction.

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

4.     SHAREHOLDERS' EQUITY

During the quarter, one of the company's former executives exercised options to purchase 467,957 shares of the Company's common stock, at an exercise price of $0.3233 per share. In addition, an investor exercised warrants to purchase 300,000 shares of the Company's common stock, at an exercise price of $0.50 per share.

As of March 31, 2005, there were 60,824,225 shares of VitalStream common stock outstanding and 14,203,255 shares of VitalStream common stock reserved for issuance as follows:

Options issued and outstanding	5,477,253

Warrants issued and outstanding	8,726,002

14,203,255

[	TABLE OF CONTENTS	]

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

Overview

We are based in Irvine, California and, through our wholly-owned subsidiary VitalStream, Inc., we offer our customers a range of content delivery services and software solutions including audio and video streaming, live event streaming, media asset management, integrated managed services, download services, vertical solutions such as digital dailies for the entertainment industry, encoding (via third-party resellers) and consulting. Through our wholly-owned subsidiary VitalStream Broadcasting Corporation, we offer hosting and colocation services to customers we acquired from Epoch Hosting and Epoch Networks. Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage, broadcasting, hosting and related functions to VitalStream and its partners. Our business model relies upon leveraging our expertise and resources in audio and video streaming as well as our integrated hosting technology to persuade customers to utilize our Internet broadcasting services, thereby allowing our company to build a base of recurring revenues from monthly or other periodic broadcasting fees.

We believe we are well positioned to take advantage of the growth opportunities within the streaming media marketplace. Since the end of 2003, we have continued to build up our sales force by adding additional sales staff including dedicated channel and OEM sales functions. We established our first regional sales office in New York and have increased funds for select marketing efforts. We have also enhanced our customer support department by hiring additional employees with greater levels of experience including a senior customer support manager. By adopting a more solutions-oriented sales approach, we believe our marketing proposition is value-based, allowing us to sell increasingly customized solutions in addition to our off-the-shelf products. We believe this solutions-oriented approach has increased demand for our products and services and created higher switching costs for customers to move to competitor's services.

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

While the opportunities for us are increasing, they are not without risk. Our business and our industry face numerous risks (see "Risk Factors" at the end of this Item 2), only some of which can be mitigated to varying degrees in advance, and others of which can only be dealt with reactively. As with any technology company, new technological advances within our industry could cause a paradigm shift in how we develop, market and deliver our products and services. Some of these advances may be unavailable to us and we may not have a comparable or competitive technological offering.

Because of the highly-fragmented nature of the streaming media services industry, economies of scale enable companies in our industry to be more competitive. We believe that our experience in acquiring new accounts and integrating acquired businesses, combined with our strong operational focus on our business, positions us to gain a greater market share in our industry. Further, the upward trend in our sales growth combined with continuous achievement of operational efficiencies creates an opportunity for us to become profitable in the future.

On April 27, 2005, the Company acquired the business of PlayStream, LLC, a provider of small business streaming media services, headquartered in Seattle, Washington, effective as of April 1, 2005, for $500,000 in cash, 3,750,000 shares of VitalStream Holdings, Inc. common stock and 200,000 warrants to purchase common stock at an exercise price of $1.35. Through PlayStream, we offer fully automated, self service video and audio streaming services to small and medium sized businesses under the PlayStream brand. PlayStream offers both live and on demand streaming services.

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
●

Valuation of Accounts Receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. Significant portions of customer payments are made by credit card and electronic debit. Each month, management reviews historical charge-back and cancellation patterns as well as historical data on other credits issued to customers and then records an allowance based on historical results as well as management's judgment. Additionally, each month management reviews the aged receivables balance and records an allowance for doubtful accounts based on the age of the outstanding receivable balances, trends in outstanding balances and management's judgment. As a result of these analyses, we believe that the current allowance is adequate to cover any bad debts and credits that may be issued as of the date of the balance sheet. If our estimates prove to be wrong, however, and we have not accrued enough of a reserve to cover the bad debts and credits, we would have to accrue additional reserve in later periods to cover the shortfall. If the under-accrual were substantial, this could have a material adverse effect on our financial results. On the other hand, if we have reserved too much, we may be able to lower our accrual in later periods, which would have a positive effect on our financial results.

[	TABLE OF CONTENTS	]

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

Results of Operations

The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	Three Months Ended March 31

	2005		2004

Revenue	100.0%		100.0%

Cost of revenue	48.7%		45.2%

Gross Profit	51.3%		54.8%

Research & development	4.5%		5.6%
Sales & marketing	30.4%		30.7%
General & administrative	26.2%		26.0%

Operating Loss	(9.8%	)	(7.5%	)

Other income (expense):
Interest expense, net	(1.8%	)	(2.7%	)
Income tax expense	0.0%		(0.1%	)
Other income (expense)	5.8%		(0.5%	)

Net other income (expense)	4.0%		(3.2%	)

Net Loss	(5.8%	)	(10.7%	)

[	TABLE OF CONTENTS	]

Three Months ended March 31, 2005 Compared to Three Months ended March 31, 2004

Revenue Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $1,991,437 for the quarter ended March 31, 2004, to $3,397,888 for the quarter ended March 31, 2005, an increase of 70.6%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media. We expect continued revenue growth from the addition of new customers and from increased services to existing customers as we continue to strengthen our sales force, build on our existing and add new channel and OEM partnerships, increase our marketing efforts, gain greater market recognition from potential customers and release new products and services. We expect PlayStream to begin contributing revenue on April 1, 2005.

Cost of Revenue Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $900,710 for the quarter ended March 31, 2004, to $1,653,945 for the quarter ended March 31, 2005. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the increase in revenue between the two quarters. The increase in the cost of revenue as a percentage of revenue between the two quarters, from 45.2% of revenue in the quarter ended March 31, 2004 to 48.7% of revenue for the quarter ended March 31, 2005, is primarily attributable to increases in depreciation from additional investment to increase the scalability of our network and increased sales of lower margined product. Overall, management expects the cost of revenue to decrease as a percentage of revenue over the next several quarters, as increases in depreciation from additional investment to increase the scalability of our network are offset by additional per unit cost savings resulting from the purchase of bandwidth and other items with variable costs, and economies of scale in our fixed costs including our Internet data center facility costs.

Research and Development Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our current product portfolio. Research and development expense increased $44,267, from $110,505 for the quarter ended March 31, 2004, to $154,772 for the quarter ended March 31, 2005. As a percentage of revenue, research and development decreased from 5.6% for the quarter ended March 31, 2004 to 4.5% for the quarter ended March 31, 2005. This absolute dollar increase reflects higher payroll and other costs to support our expanding product and service mix. We expect research and development expense to increase in absolute dollars and to increase as a percentage of revenue during 2005 as we increase our efforts to develop additional technology related to our core product offering.

Sales and Marketing Sales and marketing expense consists primarily of sales and marketing-related personnel costs, including salary and commissions, in addition to the costs of various marketing programs and events. Sales and marketing expense increased from $611,718 for the quarter ended March 31, 2004 to $1,031,919 for the quarter ended March 31, 2005. As a percentage of revenue, sales and marketing expense was approximately the same at 30.7% and 30.4% for the quarters ended March 31, 2004 and March 31, 2005 respectively. This absolute dollar increase reflects increased payroll and related costs to expand and support the sales force, increased marketing and advertising costs to increase market awareness and generate new customers, and a one-time severance charge of approximately $70,000. We expect sales and marketing expense to increase in absolute terms and remain relatively constant as a percentage of revenue through 2005 as we continue to expand and support our sales force, and we invest further in marketing and advertising efforts to drive growth in our customer base.

General and Administrative General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $517,385 for the quarter ended March 31, 2004 to $888,599 for the quarter ended March 31, 2005. The increase in the expense during the quarter ended March 31, 2005 primarily related to increased payroll and related costs to enhance administrative infrastructure to support higher growth, costs for implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and higher overall professional fees. General and administrative expense as a percentage of revenue was approximately the same at 26.0% for the quarter ended March 31, 2004 and 26.2% for the quarter ended March 31, 2005. We expect general and administrative expense to increase in absolute dollar value, and to decrease as a percentage of revenue through the balance of 2005.

Net Interest Expense Net interest expense increased from $51,758 for the quarter ended March 31, 2004 to $60,744 for the quarter ended March 31, 2005. The increase in net interest expense was primarily due to higher interest rates on our equipment line of credit. We expect our net interest expense to increase through the balance of 2005 as we continue to finance equipment through our credit facility.

Other Income (Expense) Other income (expense) was an expense of ($10,128) for the quarter ended March 31, 2004 compared to income of $196,498 for the quarter ended March 31, 2005. The increase in income was primarily due to a one-time gain of approximately $200,000 from the sale of certain smaller non-core business hosting accounts to a third party.

[	TABLE OF CONTENTS	]

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

The Company's EBITDA was $286,478 for the quarter ended March 31, 2005 compared with $34,861 for the quarter ended March 31, 2004. The increase in EBITDA for the three month period ended March 31, 2005 compared to the similar period in 2004 was primarily due to a one-time gain of approximately $200,000 from the sale of certain smaller non-core business hosting accounts to a third party, and to the increase in revenue and a decrease in our cost of service excluding depreciation as a percentage of revenue, partially offset by absolute dollar increases in Sales and Marketing, and General and Administrative expenses as described above.

The Company defines EBITDA as net income (loss) before interest, income taxes, and depreciation and amortization. EBITDA is not a measure used in financial statements reported in accordance with generally accepted accounting principles, does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net loss or net cash used in operating activities. The Company's calculation of EBITDA may not be comparable to the computation of similarly titled measures of other companies.

We use EBITDA as a measure of our operating performance. In addition, we believe that EBITDA may be useful to existing and potential creditors, and to analysts and investors that follow our performance, because it is one measure of income generated that is available to service any outstanding bank or lease obligations.

          Reconciliation of the net loss for the three month periods ended March 31, 2005 and 2004 to EBITDA is as follows:

	Three months ended March 31,

	2005	2004

Net loss	$(196,392)	$(213,167)
Depreciation and amortization	421,326	193,870
Interest expense, net	60,744	51,758
Income tax expense	800	2,400

EBITDA	$286,478	$34,861

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of March 31, 2005:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	04/01/05 - 3/31/06	04/01/06 - 3/31/08	04/01/08 - 3/31/10	After 03/31/10

Operating leases	$51,785	$22,624	$19,950	$9,211	$-
Capital leases	1,669,035	1,004,104	664,931	-	-
Office facility leases	1,780,711	538,009	879,192	363,510	-
Contractual service agreements	914,225	912,402	1,823	-	-
Long-term note	1,589,880	397,470	1,192,410	-	-

Total contractual obligations	$6,005,636	$2,874,609	$2,758,306	$372,721	$-

[	TABLE OF CONTENTS	]

Our capital leases represent $1,353,135 plus interest spread over eight capital lease financing arrangements. The hardware and software obtained through these capital lease arrangements are used in our data center operations, for supplying service to our customers, maintaining and increasing the capacity of our internal network and providing the equipment needed for internal staff.

Liquidity and Capital Resources

Cash used during the three months ended March 31, 2005 included $1,083,311 used in operations as well as $529,618 used in investing activities. Net cash provided by financing activities during the three month period ended March 31, 2005 was $468,396, primarily from the proceeds of our equipment line of credit and the proceeds from the exercise of stock options, offset by payments on capital leases.

Capital expenditures in the first three months of 2005 and 2004 were $529,653 and $38,090, respectively. Equipment acquired under capitalized leases in the first three months of 2005 and 2004 were zero and $413,108, respectively. Capital expenditures are primarily related to the purchase of network infrastructure equipment.

During the quarter, the Company made a payment to a licensor in the amount of $750,000 representing a prepayment against royalties to be incurred in the future.

The Company had $200,254 of restricted cash at March 31, 2005, securing a facility lease.

On April 27, 2005, the Company acquired the business of PlayStream, LLC, a provider of small business streaming media services, headquartered in Seattle, Washington, effective as of April 1, 2005, for $500,000 in cash, 3,750,000 shares of VitalStream Holdings, Inc. common stock and 200,000 warrants to purchase common stock at an exercise price of $1.35.

We hope to rapidly expand our operations during 2005. We may seek to expand our operations through additional strategic acquisitions. If we were to engage in further acquisitions, we may need to seek additional financing in order to pay for the transaction costs of any large mergers and/or acquisitions (e.g., legal and accounting fees, integration expense and working capital to support the acquired entity). However, we expect that the cash we have on hand, together with recurring operating revenues and funds obtained through our credit facility, will be sufficient to meet our current and future obligations until the time that the Company can consistently sustain itself on its internally-generated cash flow.

Recently Issued Accounting Standards

On October 13, 2004, the FASB issued an exposure draft of Statement No. 123-R, "Share Based Payment, an amendment of FASB Statements No. 123 and 95." This change in accounting would replace existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require all companies to measure compensation cost for all share-based payment (including employee stock options) at fair value. Under the Board's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. This proposal has no impact on the fiscal year 2005 financial statements; however it will affect the Company's financial statements beginning in fiscal year 2006 when it is adopted.

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

We have experienced net losses in each quarter since inception, with cumulative net losses of $8.8 million from inception through March 31, 2005, and we are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable.

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

We have pledged substantially all of our assets to secure financing agreement.

 We have pledged substantially all of our assets to secure a bank financing arrangement which requires that we afford rights and remedies that are commonly provided a secured creditor. If we default under such arrangements, subject to laws restricting the remedies of creditors, such creditors may immediately seize and dispose of all pledged assets up to the aggregate amount of the debt secured and certain collection expenses of the creditor.

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

Through their holdings of common stock, as of March 31, 2005, affiliates of Dolphin Equity Partners presently control 15,257,849 votes in connection with the election of directors and other matters, 25.1% of the voting power of our company, and affiliates of WaldenVC presently control 9,876,324 votes in connection with the election of directors and other matters, representing 16.2% of the voting power of the Company. In addition, if Dolphin and WaldenVC exercised all warrants they hold, Dolphin's and WaldenVC's respective aggregate beneficial ownership would increase to approximately 17,596,021 and 12,839,221 votes in connection with the election of directors and other matters, constituting 27.9% and 20.1%, respectively of the voting power of our company following such exercises. As a result of their stock holdings, Dolphin or WaldenVC may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future merger or asset sale transactions.

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

[	TABLE OF CONTENTS	]

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

We are highly dependent upon the efforts of our senior management team, the loss of any of whom could impede our growth and ability to execute our business strategy. To the extent our principal managers are parties to employment agreements, such agreements are terminable at will. Although our principal managers have significant equity interests or options to purchase equity interests in the company, such options to purchase equity interests are substantially vested, and the shares held by our President and Chief Operating Officer, and our Chief Technical Officer are not subject to vesting or repurchase rights and will be retained whether or not such persons remain with the company. The loss of the services of key management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

We plan to expand our marketing efforts in foreign countries and have may established a data center or other base of operations outside of the United States, and we may establish additional such operations. The establishment or expansion of foreign operations involves numerous risks, including without limitation:
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

[	TABLE OF CONTENTS	]

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

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and common law copyright and trademark principles. Protection of our intellectual property is subject to the following risks:
●	we have not applied for a copyright registration or patent with respect to our proprietary rights, and the common law associated with copyrights and trade secrets affords only limited protection;
●	Our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with any competitive advantages;
●	Our existing or any future trademarks may be canceled or otherwise fail to provide meaningful protection; and
●	the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

[	TABLE OF CONTENTS	]

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

In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, or at all. Defense costs or negative publicity associated with of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.

Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is small, and trading in our common stock is likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders and may increase or decrease significantly because of buying or selling by a single shareholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of large numbers of shares of our common stock or to obtain a fair price for our common stock in the market. Even if our stock later becomes traded on the Nasdaq Small Cap Market or a major stock exchange as is contemplated, there is still the possibility that some or all of the foregoing risks may continue to apply.

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

As of March 31, 2005, our executive officers and directors beneficially owned or controlled approximately 14.7% of the voting power of our company. In combination with officers and directors and their affiliates, and entities owning 5% or more of our outstanding common shares, this group beneficially owned or controlled approximately 62.1% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests.

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

(a)

Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our principal chief executive officer and our principal chief financial officer, have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

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

See Exhibit Index following the Signature and Certification pages.

[	TABLE OF CONTENTS	]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

May 16, 2005	By:	/s/ Philip N. Kaplan

Philip N. Kaplan, President and Chief Operating Officer (Principal Executive Officer)

May 16, 2005	By:	/s/ Mark Belzowski

Mark Belzowski, Chief Financial Officer (Principal Accounting Officer)

[	TABLE OF CONTENTS	]

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

10.1	2001 Stock Incentive Plan (Second Amended and Restated)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2005, File No. 001-10013

10.2	Macromedia Flash Communications Server License Agreement dated November 17, 2003 with Macromedia, Inc. (including amendments 1 through 4)*	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2005, File No. 001-10013

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

*Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.