Form 10-Q
period 2005-06-30
VITALSTREAM HOLDINGS INC
filed 2005-08-16
CIK 789851

[	TABLE OF CONTENTS	]

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	001-10013	87-0429944

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☐    NO☒

         As of June 30, 2005, the registrant had 64,645,061 Common Shares outstanding.

[	COVER	]

[	TABLE OF CONTENTS	]

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2005 AND DECEMBER 31, 2004

ASSETS
	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Current assets:
Cash	$8,517,298	$10,276,322
Accounts receivable, net of allowance for doubtful accounts/credits of $189,070 and $173,644 at June 30, 2005
and December 31, 2004, respectively	763,722	835,200
Prepaid expenses	753,788	270,849
Other current assets	302,335	107,698

Total current assets	10,337,143	11,490,069

Fixed assets, net	4,516,527	3,409,481

Restricted Cash	200,254	200,289
Goodwill	3,461,764	961,900
Customer list	115,213	55,426
Other assets	953,169	111,546

TOTAL ASSETS	$19,584,070	$16,228,711

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,306,301	$1,010,238
Accrued compensation	446,750	576,125
Current portion of capital lease obligations	801,768	790,932
Current portion of line of credit obligations	713,757	135,072
Accrued expenses	1,240,941	625,843

Total current liabilities	4,509,517	3,138,210

Capital lease obligations	482,127	773,110
Line of credit obligations	1,269,485	996,563
Deferred rent	90,956	-

Total long-term liabilities	1,842,568	1,769,673

Commitments and contingencies, Note 3
Shareholders' equity
Common stock, par value $0.001; authorized shares, 290,000,000;
issued and outstanding shares, 64,645,061 and 60,028,768 at June
30, 2005, and December 31, 2004, respectively, Note 4	65,150	60,029
Additional paid-in capital	22,535,224	19,904,599
Accumulated deficit	(9,368,389)	(8,643,800)

Total shareholders' equity	13,231,985	11,320,828

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$19,584,070	$16,228,711

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue, Note 2	$3,957,312	$2,301,750	$7,355,200	$4,293,187

Cost of revenue	1,763,385	955,426	3,417,328	1,856,136

Gross Profit	2,193,927	1,346,324	3,937,872	2,437,051

Research & development	217,886	103,493	372,657	213,998
Sales & marketing	1,325,614	687,350	2,357,533	1,299,068
General & administrative	1,112,051	582,892	2,000,651	1,100,276
Stock-based compensation	-	302,628	-	302,628

Operating Loss	(461,624)	(330,039)	(792,969)	(478,919)

Other income (expense)
Interest expense, net	(56,700)	(300,555)	(117,446)	(352,313)
Income tax expense	-	-	(800)	(2,400)
Other income (expense)	(9,874)	(16,318)	186,624	(26,446)

Net other income (expense)	(66,574)	(316,873)	68,378	(381,159)

Net Loss	$(528,198)	$(646,912)	$(724,591)	$(860,078)

Basic and diluted net loss per common share, Note 2	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Shares used in computing basic and diluted net loss per common share, Note 2	63,533,503	37,013,790	61,959,106	34,563,649

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004 (Unaudited)
	Six Months Ended June 30,
	2005	2004

NET LOSS	$(724,591)	$(860,078)
Adjustments to net loss:
Depreciation & amortization	942,780	458,475
Loss on disposal of fixed assets	5,730	(112)
Stock-based compensation charges	-	302,628
Changes in operating assets & liabilities
Accounts receivable, net	158,337	(133,837)
Prepaid expenses	(482,940)	(54,058)
Other assets	(751,390)	(68,704)
Accounts payable	172,704	96,031
Accrued compensation	(166,308)	2,395
Accrued expenses	510,085	64,837

TOTAL CASH USED IN OPERATIONS	(335,593)	(192,423)

INVESTING ACTIVITIES
Additions to property & equipment	(1,663,948)	(107,605)
Relief of restricted cash	35	-
Proceeds from investment in PlayStream	3,269	-
Investment in PlayStream	(500,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,160,644)	(107,605)

FINANCING ACTIVITIES
Payments on accrued interest of notes payable	-	(36,223)
Payments on capital leases	(445,467)	(307,318)
Payments of dividends associated with conversion of preferred stock	-	(101,062)
Issuance of common stock, net of offering expenses	-	10,125,774
Proceeds from equipment line of credit & note payable	851,745	-
Proceeds from exercise of stock options	506,513	233,288
Payment of loans	(175,578)	-
Proceeds from (payments to) factoring line, net	-	(132,359)

NET CASH PROVIDED BY FINANCING ACTIVITIES	737,213	9,782,100

NET INCREASE (DECREASE) IN CASH	(1,759,024)	9,482,072
Cash at the beginning of the period	10,276,322	773,143

Cash at the end of the period	$8,517,298	$10,255,215

Supplementary disclosure of cash paid during the period for:
Interest	$219,368	$392,644
Income taxes	$800	$2,400
Equipment acquired under capital leases	$-	$1,281,279

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

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

[	TABLE OF CONTENTS	]

On April 27, 2005, VitalStream Holdings Inc. acquired the business of PlayStream, LLC, a provider of small business streaming media services, headquartered in Seattle, Washington, effective as of April 1, 2005, for $500,000 in cash, 3,750,000 shares of VitalStream Holdings, Inc. common stock valued at $2,137,500 and 200,000 warrants to purchase common stock at an exercise price of $1.35 valued at $111,272 for a total purchase price of $2,748,772. Of the total purchase price, $150,000 was allocated to non-compete agreements, $100,000 was allocated to the customer list, and the remainder was allocated to goodwill. Through the PlayStream, Inc. division, we offer fully automated, self service video and audio streaming services to small and medium sized businesses under the PlayStream brand. PlayStream offers both live and on demand streaming service.

Basis of Presentation -- This report on Form 10-Q (Form "10-Q") for the quarter ended June 30, 2005 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2005 and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

The consolidated financial statements include the accounts of VitalStream Holdings, Inc. and its wholly-owned subsidiaries, VitalStream, Inc., VitalStream Broadcasting Corporation and PlayStream, Inc. All material intercompany accounts and transactions have been eliminated.

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

[	TABLE OF CONTENTS	]

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

No stock-based compensation expense was recorded for the three months and six months ended June 30, 2005, however, there was $302,628 recorded for the three months and six months ended June 30, 2004. The fair value of options granted and modified by the Company have been estimated at $1,776,558 and $466,048, at the date of grant, for the three month periods ended June 30, 2005 and 2004, respectively, using the Black-Scholes valuation method.

For purposes of determining pro forma amounts, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma net loss per share had the Company accounted for its options using FAS 123 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss reported	$(528,198)	$(646,912)	$(724,591)	$(860,078)
Basic and diluted net loss per common share	(0.01)	(0.02)	(0.01)	(0.03)
Add back stock-based employee
compensation cost, net of related tax effect included in the determination of net loss as reported	-	302,628	-	302,628
Total stock-based employee
compensation, net of related tax effect that would have been included in the determination of net loss if the value- based method would have been applied to all awards	(186,799)	(276,261)	(222,136)	(282,761)
Pro forma net loss as if the fair value-based method
had been applied to all awards	(714,997)	(620,545)	(946,727)	(840,211)
Pro forma basic and diluted loss per share as if the
fair value method had been applied to all awards	(0.01)	(0.02)	(0.01)	(0.02)

[	TABLE OF CONTENTS	]

On March 4, 2005, the Company made a payment to a licensor in the amount of $750,000 representing a prepayment against royalties to be incurred in the future. This amount is recognized as expense as it is incurred by the Company on a monthly basis during the license term.

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

As previously reported, The Seidler Companies Incorporated commenced an action against the Company in September 2004 in the California state courts seeking payment of $52,000 in fees allegedly owed by the Company, and alleging that the Company refused to register shares issuable upon the exercise of 425,000 in warrants of the Company held by Seidler, for which Seidler sought approximately $525,000 in damages. The Company filed a cross-complaint against Seidler alleging among other things that Seidler breached the underlying services contract upon which Seidler's claims were based. In June 2005, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed on June 24, 2005, and the parties released all claims against one another. The Company was not required to make any payments or record any liability in connection with the settlement.

4.     SHAREHOLDERS' EQUITY

On May 31, 2005, VitalStream Holdings, Inc. (the "Company") announced that Jack Waterman had accepted an offer to become Chief Executive Officer of the Company beginning on June 1, 2005. Subsequently, the Company also agreed to expand the board of directors to seven persons and to appoint Mr. Waterman to the Board of Directors. Under the letter agreement with Mr. Waterman, the Company agreed, among other things, to grant him an option to purchase 4,750,000 shares of Common Stock at an exercise price of $0.56 per share. The option has a 10-year term and vests immediately with respect to 1/8 of the subject shares, on June 1, 2006 with respect to an additional 1/8 of the subject shares and thereafter at the rate of 1/16 per quarter over the next three years (with 1/2 of unvested options vesting in connection with certain change of control events).

[	TABLE OF CONTENTS	]

As of June 30, 2005, there were 64,645,061 shares of VitalStream common stock outstanding and 18,411,294 shares of VitalStream common stock reserved for issuance as follows:

Options issued and outstanding	10,035,292

Warrants issued and outstanding	8,376,002

18,411,294

[	TABLE OF CONTENTS	]

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are based in Irvine, California and, through our wholly-owned subsidiaries, VitalStream, Inc. and PlayStream, Inc., we offer our customers a range of content delivery services and software solutions including audio and video streaming, live event streaming, media asset management, integrated managed services, download services, vertical solutions such as digital dailies for the entertainment industry, encoding (via third-party resellers) and consulting. Through our wholly-owned subsidiary VitalStream Broadcasting Corporation, we offer hosting and colocation services to customers we acquired from Epoch Hosting and Epoch Networks. Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage, broadcasting, hosting and related functions to VitalStream and its partners. Our business model relies upon leveraging our expertise and resources in audio and video streaming as well as our integrated hosting technology to persuade customers to utilize our Internet broadcasting services, thereby allowing our company to build a base of recurring revenues from monthly or other periodic broadcasting fees.

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

[	TABLE OF CONTENTS	]

While improving the revenue growth rate, we have also focused on efficiency and economies of scale within our cost of service expense structure. As a result of favorably renegotiating certain bandwidth contracts through higher volume purchasing, we were able to reduce our bandwidth per unit cost of service during 2004 and during the first half of 2005. As our gross profits have increased, we have reinvested, and intend to continue to reinvest, some of those gains in the further development of our service offering and network infrastructure including development of additional functionality for our rich media streaming services, and increased capacity and security for our content delivery network. By continuing to develop our service platform with additional unique and proprietary features, and strengthening our content delivery network, we expect to be able to further differentiate ourselves from our competitors, enabling us to gain greater market share, and to increase our prospects for customer retention and renewals. We expect that these investments in our product portfolio and network will be increasingly offset by our operational efficiency and purchasing gains.

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

On April 27, 2005, VitalStream Holdings Inc. acquired the business of PlayStream, LLC, a provider of small business streaming media services, headquartered in Seattle, Washington, effective as of April 1, 2005, for $500,000 in cash, 3,750,000 shares of VitalStream Holdings, Inc. common stock valued at $2,137,500 and 200,000 warrants to purchase common stock at an exercise price of $1.35 valued at $111,272 for a total purchase price of $2,748,772. Of the total purchase price, $150,000 was allocated to non-compete agreements, $100,000 was allocated to the customer list, and the remainder was allocated to goodwill. Through the PlayStream, Inc. division, we offer fully automated, self service video and audio streaming services to small and medium sized businesses under the PlayStream brand. PlayStream offers both live and on demand streaming service.

[	TABLE OF CONTENTS	]

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

Results of Operations

The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.6%	41.5%	46.5%	43.2%

Gross Profit	55.4%	58.5%	53.5%	56.8%

Research & development	5.5%	4.5%	5.1%	5.0%
Sales & marketing	33.5%	29.9%	32.1%	30.3%
General & administrative	28.1%	25.3%	27.2%	25.6%
Stock-based compensation	0.0%	13.1%	0.0%	7.0%

Operating Loss	-11.7%	-14.3%	-10.9%	-11.1%

Other income (expense):
Interest expense	-1.4%	-13.1%	-1.6%	-8.2%
Income tax expense	0.0%	0.0%	0.0%	-0.1%
Other income (expense)	-0.2%	-0.7%	2.5%	-0.6%

Net other income (expense)	-1.7%	-13.8%	0.9%	-8.9%

Net Loss	-13.4%	-28.1%	-10.0%	-20.1%

[	TABLE OF CONTENTS	]

Three Months ended June 30, 2005 Compared to Three Months ended June 30, 2004

Revenue Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $2,301,750 for the quarter ended June 30, 2004, to $3,957,312 for the quarter ended June 30, 2005, an increase of 71.9%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media, and additional revenue from the acquisition of PlayStream. PlayStream revenue accounted for approximately 12% of revenue for the quarter end June 30, 2005. We expect continued revenue growth from the addition of new customers and from increased services to existing customers as we continue to release new products and services, strengthen our sales force, build on our existing and add new channel and OEM partnerships, increase our marketing efforts and gain greater market recognition from potential customers.

Cost of Revenue Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $955,426 for the quarter ended June 30, 2004, to $1,763,385 for the quarter ended June 30, 2005. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the increase in revenue between the two quarters. The increase in the cost of revenue as a percentage of revenue between the two quarters, from 41.5% of revenue in the quarter ended June 30, 2004 to 44.6% of revenue for the quarter ended June 30, 2005, is primarily attributable to increases in depreciation from additional equipment investment to increase the scalability of our network, and higher license fee costs from increase in sales of Flash streaming products and services. Overall, management expects the cost of revenue to decrease as a percentage of revenue over the next several quarters compared to the second quarter of 2005, as increases in depreciation from additional investment to increase the scalability of our network are offset by additional cost savings in the purchasing of bandwidth and other variable costs, and economies of scale in our fixed costs including our Internet data center facility costs.

Research and Development Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our current product portfolio. Research and development expense increased $114,393 from $103,493 for the quarter ended June 30, 2004, to $217,886 for the quarter ended June 30, 2005. As a percentage of revenue, research and development increased from 4.5% for the quarter ended June 30, 2004 to 5.5% for the quarter ended June 30, 2005. This absolute dollar increase reflects higher payroll and other costs to support our expanding product and service mix. We expect research and development expense to increase in absolute dollars and to increase as a percentage of revenue during 2005 compared to the second quarter of 2005 as we increase our efforts to develop additional technology related to our core product offering.

Sales and Marketing Sales and marketing expense consists primarily of sales and marketing-related personnel costs including commissions, technical and operations related customer support personnel, in addition to the costs of various marketing programs and events. Sales and marketing expense increased from $687,350 for the quarter ended June 30, 2004 to $1,325,614 for the quarter ended June 30, 2005. As a percentage of revenue, sales and marketing expense increased from 29.9% for the quarter ended June 30, 2004 to 33.5% for the quarter ended June 30, 2005. This absolute dollar increase reflects increased payroll and related costs to expand the sales force and related support personnel, and increased marketing and advertising costs to increase market awareness and generate new customers. We expect sales and marketing expense to increase in absolute terms and remain relatively constant as a percentage of revenue through 2005 compared to the second quarter of 2005 as we continue to expand our sales force and related support personnel, and invest further in marketing and advertising efforts to drive growth in our customer base.

[	TABLE OF CONTENTS	]

General and Administrative General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $582,892 for the quarter ended June 30, 2004 to $1,112,051 for the quarter ended June 30, 2005. The increase in the expense during the quarter ended June 30, 2005 primarily related to increased payroll and related costs to enhance administrative infrastructure to support higher growth, costs for implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and higher overall professional fees. General and administrative expense as a percentage of revenue increased from 25.3% for the quarter ended June 30, 2004 to 28.1% for the quarter ended June 30, 2005. We expect general and administrative expense to increase in absolute dollar value, and to remain the same or decrease gradually as a percentage of revenue through the balance of 2005 compared to the second quarter of 2005.

Stock-based compensation . During the three months ended June 30, 2004, a total number of 467,957 common stock options were modified in order to permit exercise at any time within 12 months of termination of employment for one former employee as part of a severance agreement. Consistent with Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25, the modification resulted in a new measurement date. As a result, the difference between the exercise price and the fair market value of the common stock on the new measurement date for the options totaled $302,628 and was recorded as a non-cash charge to stock-based compensation for the three months ended June 30, 2004.

Net Interest Expense Net interest expense decreased from $300,555 for the quarter ended June 30, 2004 to $56,700 for the quarter ended June 30, 2005. The decrease in net interest expense was primarily attributable to a non-recurring interest expense of $232,321 related to the conversion of a note payable to common stock in the second quarter of 2004. We expect our net interest expense to remain relatively constant through the balance of 2005 as we continue to pay off previous leases with higher borrowing costs, finance additional equipment purchases through the new credit facility, and record additional interest income on the outstanding cash balances.

Other Income (Expense) Other income (expense) was an expense of ($16,318) for the quarter ended June 30, 2004 compared to an expense of ($9,874) for the quarter ended June 30, 2005.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

Revenue Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $4,293,187 for the six months ended June 30, 2004, to $7,355,200 for the six months ended June 30, 2005, an increase of 71.3%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media, and additional revenue from the acquisition of PlayStream. PlayStream revenue accounted for approximately 6% of revenue for the six months ended June 30, 2005. We expect continued revenue growth from the addition of new customers and from increased services to existing customers as we continue to release new products and services, strengthen our sales force, build on our existing and add new channel and OEM partnerships, increase our marketing efforts and gain greater market recognition from potential customers.

[	TABLE OF CONTENTS	]

Cost of Revenue Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $1,856,136 for the six months ended June 30, 2004, to $3,417,328 for the six months ended June 30, 2005. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the increase in revenue between the two periods. The increase in the cost of revenue as a percentage of revenue from 43.2% of revenue for the six months ended June 30, 2004 to 46.5% of revenue for the six months ended June 30, 2005, is primarily attributable to increases in depreciation from additional equipment investment to increase the scalability of our network, and higher license fee costs from increase in sales of Flash streaming products and services. Overall, management expects the cost of revenue to decrease as a percentage of revenue over the next several quarters compared to the first six months of 2005, as increases in depreciation from additional investment to increase the scalability of our network are offset by additional cost savings in the purchasing of bandwidth and other variable costs, and economies of scale in our fixed costs including our Internet data center facility costs.

Research and Development Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our current product portfolio. Research and development expense from $213,998 for the six months ended June 30, 2004, to $372,657 for the six months ended June 30, 2005. As a percentage of revenue, research and development increased from 5.0% for the six months ended June 30, 2004 to 5.1% for the six months ended June 30, 2005. The absolute dollar increase reflects higher payroll and other costs to support our expanding product and service mix. We expect research and development expense to increase in absolute dollars and to increase as a percentage of revenue during 2005 compared to the first six months of 2005 as we increase our efforts to develop additional technology related to our core product offering.

Sales and Marketing Sales and marketing expense consists primarily of sales and marketing-related personnel costs including commissions, technical and operations related customer support personnel, in addition to the costs of various marketing programs and events. Sales and marketing expense increased from $1,299,068 for the six months ended June 30, 2004 to $2,357,533, for the six months ended June 30, 2005. As a percentage of revenue, sales and marketing expense increased from 30.3% for the six months ended June 30, 2004 to 32.1% for the six months ended June 30, 2005. This absolute dollar increase reflects increased payroll and related costs to expand the sales force and related support personnel, and increased marketing and advertising costs to increase market awareness and generate new customers. We expect sales and marketing expense to increase in absolute terms and remain relatively constant as a percentage of revenue through 2005 compared to the first six months of 2005 as we continue to expand our sales force and related support personnel, and invest further in marketing and advertising efforts to drive growth in our customer base.

General and Administrative General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,100,276 for the six months ended June 30, 2004 to $2,000,651 for the six months ended June 30, 2005. The increase in the expense during the six months ended June 30, 2005 primarily related to increased payroll and related costs to enhance administrative infrastructure to support higher growth, costs for implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and higher overall professional fees. General and administrative expense as a percentage of revenue increased from 25.6% for the six months ended June 30, 2004 to 27.2% for the six months ended June 30, 2005. We expect general and administrative expense to increase in absolute dollar value, and to remain the same or decrease gradually as a percentage of revenue through the balance of 2005 compared to the first six months of 2005.

[	TABLE OF CONTENTS	]

Stock-based compensation . During the six months ended June 30, 2004, a total number of 467,957 common stock options were modified in order to permit exercise at any time within 12 months of termination of employment for one former employee as part of a severance agreement. Consistent with Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25, the modification resulted in a new measurement date. As a result, the difference between the exercise price and the fair market value of the common stock on the new measurement date for the options totaled $302,628 and was recorded as a non-cash charge to stock-based compensation for the six months ended June 30, 2004.

Net Interest Expense Net interest expense decreased from $352,313 for the six months ended June 30, 2004 to $117,446 for the six months ended June 30, 2005. The decrease in net interest expense was primarily attributable to a non-recurring interest expense of $232,321 related to the conversion of a note payable to common stock in the second quarter of 2004. We expect our net interest expense to remain relatively constant through the balance of 2005 as we continue to pay off previous leases with higher borrowing costs, finance additional equipment purchases through the new credit facility, and record additional interest income on the outstanding cash balances..

Other Income (Expense) Other income (expense) was an expense of ($26,446) for the six months ended June 30, 2004 compared to income of $186,624 for the six months ended June 30, 2005. The increase in income was primarily due to a one-time gain of approximately $200,000 from the sale of certain smaller non-core business hosting accounts to a third party during the first quarter of 2005.

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

The Company's EBITDA was a positive $50,304 for the quarter ended June 30, 2005 compared with a negative ($81,752) for the quarter ended June 30, 2004. The increase in EBITDA for the three month period ended June 30, 2005 compared to the similar period in 2004 was primarily due to a stock-based compensation charge of $302,628 recorded in the second quarter of 2004.

The Company's EBITDA was a positive $336,783 for the six months ended June 30, 2005 compared with a negative ($46,890) for the six months ended June 30, 2004. The increase in EBITDA for the six month period ended June 30, 2005 compared to the similar period in 2004 was primarily due to the gain from the sale of certain virtual accounts of $200,000 recorded in the first quarter of 2005, the increase in revenue, and a decrease in our cost of service excluding depreciation as a percentage of revenue, partially offset by increases in Sales and Marketing, and General and Administrative expenses.

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

[	TABLE OF CONTENTS	]

Reconciliation of the net loss for the three month period and six month periods ended June 30, 2005 and 2004 to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$ (528,198)	$(646,912)	$(724,591)	$ (860,078)
Depreciation and amortization	521,802	264,605	942,780	458,475
Interest expense, net	56,700	300,555	117,446	352,313
Income tax expense	-	-	800	2,400

EBITDA	$ 50,304	$ (81,752)	$ 336,435	$(46,890)

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of June 30, 2005:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	7/01/05 - 6/30/06	7/01/06 - 6/30/08	7/01/08 - 6/30/10	After 6/30/10

Operating leases	$51,418	$22,423	$21,040	$7,955	$-

Capital leases	1,521,160	997,112	524,048	-	-

Office facility leases	2,084,371	630,023	1,026,015	428,333	-

Contractual service agreements	940,445	919,279	21,166	-	-

Long-term note	1,983,242	713,757	1,269,485	-	-

Total contractual obligations	$6,580,636	$3,282,594	$2,861,754	$436,288	$-

Our capital leases represent $1,283,895 plus interest spread over twelve capital lease financing arrangements. The hardware and software obtained through these capital lease arrangements are used in our data center operations, for supplying service to our customers, maintaining and increasing the capacity of our internal network and providing the equipment needed for internal staff.

[	TABLE OF CONTENTS	]

Liquidity and Capital Resources

Cash used during the six months ended June 30, 2005 included $335,593 used in operations as well as $2,160,644 used in investing activities, primarily for the purchase of equipment to maintain and increase the capacity and security of our internal network and to support customer applications, and a cash payment as part of the acquisition of Playstream during the second quarter of 2005. Sources of cash for the Company during the six month period ended June 30, 2005 was $737,213 primarily from the proceeds of our equipment line of credit, and proceeds from the exercise of stock options, offset by payments on capital leases and payments of loans.

Capital expenditures in the first six months of 2005 and 2004 were approximately $1,663,948 and $110,155, respectively. These expenditures primarily related to the purchase of equipment to maintain and increase the capacity and security of our internal network and to support customer applications. Purchases of equipment with similar purposes were primarily acquired under capital leases prior to establishing a credit line with a bank during the third quarter of 2004. Assets acquired under capital leases in the first six months of 2005 and 2004 were approximately $0 and $1,281,279, respectively.

The Company had $200,254 of restricted cash at June 30, 2005, securing a facility lease.

On April 27, 2005, VitalStream Holdings Inc. acquired the business of PlayStream, LLC, a provider of small business streaming media services, headquartered in Seattle, Washington, effective as of April 1, 2005, for $500,000 in cash, 3,750,000 shares of VitalStream Holdings, Inc. common stock and 200,000 warrants to purchase common stock at an exercise price of $1.35.

As discussed in our latest Annual Report on Form 10-K, on October 7, 2004, we entered into a one-year $4,000,000 secured credit agreement (the "Comerica Agreement") with Comerica Bank ("Comerica"). The Comerica Agreement includes a term line of credit of up to $2,000,000 to finance equipment purchases with interest payable based on a rate equal to Comerica's published prime rate plus 0.50% and a revolving line of credit of up to $2,000,000 for general working capital needs with interest payable based on a rate equal to Comerica's published prime rate. We are currently using the term line of credit to finance the purchase of equipment to maintain and increase the capacity and security of our internal network and to support customer applications. As of June 30, 2005, the outstanding obligation under this line was $1,983,242.

We hope to rapidly expand our operations during 2005. We may seek to expand our operations through additional strategic acquisitions. If we were to engage in further acquisitions, we may need to seek additional financing in order to pay for the transaction costs of any large mergers or acquisitions (e.g., legal and accounting fees, integration expense and working capital to support the acquired entity). However, we expect that the cash we have on hand, together with recurring operating revenues and funds obtained through our credit facility, will be sufficient to meet our current and future obligations until the time that the Company can consistently sustain itself on its internally-generated cash flow.

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

[	TABLE OF CONTENTS	]

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

We have experienced net losses in each quarter since inception, with net losses of $9.4 million from inception through June 30, 2005, and we are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable.

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

[	TABLE OF CONTENTS	]

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

If we do not continue to add customers for our services, our revenue and business will be harmed.

In order to achieve return on our investments in new service offerings and infrastructure capital expenditures, we must continue to add new customers while minimizing the rate of loss of existing customers. For example, while customers typically sign contracts for a stated term, at any given time one or more customers representing a significant percentage of our revenues may fail to renew their contract at the end of the stated term, or they may continue on a month-to-month basis subject to termination by the customer if we cannot successfully sign them on to a new committed term. Accordingly, the loss of one or a small number of such customers could have a significant impact on our revenue, operating results and cash flows if our sales, marketing and promotional activities fail to add new customers at a rate significantly higher than our rate of loss. In addition, if the costs of such sales, marketing and promotional activities increase in order to add new customers, or the prices which we are required to offer decrease, our margins and operating results will suffer.

There are numerous risks associated with having Dolphin and WaldenVC as significant shareholders.

Through their holdings of common stock, as of June 30, 2005, affiliates of Dolphin Equity Partners presently control 15,257,849 votes in connection with the election of directors and other matters, 23.6% of the voting power of our company, and affiliates of WaldenVC presently control 9,876,324 votes in connection with the election of directors and other matters, representing 15.3% of the voting power of the Company. In addition, if Dolphin and WaldenVC exercised all warrants they hold, Dolphin's and WaldenVC's respective aggregate beneficial ownership would increase to approximately 17,596,021 and 12,839,221 votes in connection with the election of directors and other matters, constituting 26.3% and 18.9%, respectively of the voting power of our company following such exercises. As a result of their stock holdings, Dolphin or WaldenVC may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future merger or asset sale transactions.

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

Many of these competitors have a longer operating history and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Competitors with an extended operating history, a strong financial position and an established reputation have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or unstable. In addition, our competitors may be able to use their extensive resources:
●	to develop and deploy new products and services more quickly and effectively than we can;
●	to improve and expand their communications and network infrastructures more quickly than we can;
●	to reduce costs, particularly bandwidth costs, because of discounts associated with large volume purchases;
●	offer less expensive streaming, hosting, colocation and related services as a result of a lower cost structure, greater capital reserves or otherwise;
●	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;
●	to offer bundles of related services that we are unable to offer;
●	to take advantage of acquisition and other opportunities more readily; and
●	to devote greater resources to the marketing and sales of their products.

[	TABLE OF CONTENTS	]

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

●

Failure of our equipment or that of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers) and adversely affect our relationships with our customers and lead to a loss of customers, lawsuits and contingent liability.

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

We are highly dependent upon the efforts of our senior management team, the loss of any of whom could impede our growth and ability to execute our business strategy. Because we are yet to be profitable, we have relied heavily on the use of stock options to recruit many of our principal managers, many of whom are receiving salary and bonuses substantially less than what they had received prior to their employment with us. Although our principal managers have significant equity interests or options to purchase equity interests in the company, many of such options to purchase equity interests are substantially vested, and even if exercised, the stock received would be subject to the volatility and limited trading volume of the company's stock as discussed under other company risk factors, below. The shares held by our President and Chief Operating Officer and our Chief Technical Officer are not subject to vesting or repurchase rights and will be retained whether or not such persons remain with the company. As a result of these factors, our heavy reliance on the use of stock options to both recruit and retain our principal managers poses the risk that such reliance may not be as effective as a more balanced approach to executive compensation. Only two of our principal managers, our President and Chief Operating Officer and our Chief Technical Officer, are parties to employment agreements, and such agreements are terminable at will. Our Chief Executive Officer does not have an employment agreement. The loss of the services of key management personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to replace such key personnel in a timely manner.

In addition, in order to continue to grow as planned, we will need to attract, retain and, in the event of their departure from the company, replace qualified executive, technical and marketing personnel for whom there is intense competition in the areas of our activities. Any failure to attract, retain or timely replace key executive, technical and marketing sales personnel as required could have a material adverse effect on our financial condition and results of operations.

We may become subject to risks associated with international operations.

We plan to expand our marketing efforts in foreign countries and have established a data center outside of the United States, and we may establish additional such operations or other bases of operations. The establishment or expansion of foreign operations involves numerous risks, including without limitation:

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

We may incur significant costs to effectively comply with the requirements of the Sarbanes-Oxley Act of 2002

We are subject to the regulatory requirements of the Sarbanes-Oxley Act of 2002. We are a smaller company relative to other public companies. As such, the costs to comply with these extensive requirements may impact the company in a disproportionate manner, and could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon third-party licensors and suppliers and may be unable to find alternatives.

We rely on other companies to provide licensing arrangements and supply key components of our network infrastructure, including Internet bandwidth,, which constitutes our largest direct cost of providing services, and networking equipment. Additionally, we rely on third-party development of technology to provide media-related functionality, such as streaming media formats and payment processing. We do not have long-term agreements governing the supply of many of these services or technologies, and most are available from only limited sources. We may be unable to continue to obtain such services, or licenses for needed technologies, at a commercially reasonable cost, which would adversely affect our business, financial condition and results of operations.

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

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our services without incurring liability to third parties, third parties may bring claims of infringement against us, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:
●	cease selling, incorporating or using products or services that rely upon the disputed intellectual property;
●	obtain from the holder of the intellectual property right a license to sell or use the disputed intellectual
●	property, which license may not be available on reasonable terms;
●	redesign products or services that incorporate disputed intellectual property; or
●	pay monetary damages to the holder of the intellectual property right.

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

As of June 30, 2005, our executive officers and directors beneficially owned or controlled approximately 11.2% of the voting power of our company. In combination with officers and directors and their affiliates, and entities owning 5% or more of our outstanding common shares, this group beneficially owned or controlled approximately 60.0% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests.

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

(a)

Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our principal chief executive officer and our principal chief financial officer, have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

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

As previously reported, The Seidler Companies Incorporated commenced an action against the Company in September 2004 in the California state courts seeking payment of $52,000 in fees allegedly owed by the Company, and alleging that the Company refused to register shares issuable upon the exercise of 425,000 in warrants of the Company held by Seidler, for which Seidler sought approximately $525,000 in damages. The Company filed a cross-complaint against Seidler alleging among other things that Seidler breached the underlying services contract upon which Seidler's claims were based. In June 2005 the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed on June 24, 2005, and the parties released all claims against one another. The Company was not required to make any payments or record any liability in connection with the settlement.

[	TABLE OF CONTENTS	]

Item 2.	Changes in Securities and Use of Proceeds

As discussed in our Current Report on Form 8-K filed on May 3, 2005 with the Securities and Exchange Commission and in Note 1 to the financial statements included herein, on April 27, 2005, the Company closed a transaction contemplated by an Asset Purchase Agreement pursuant to which the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of PlayStream, LLC, for consideration which involved the payment of $500,000 in cash, the issuance of an aggregate of 3,750,000 shares of common stock valued at $2,137,500 and the issuance of a warrant to purchase 200,000 shares of common stock at an exercise price of $1.35 per share valued at $111,272 for a total purchase price of $2,748,772.

The above-described issuances of shares of our common stock and warrants were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) the investor represented and warranted to us at the time of purchase that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) the investor was provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

[	TABLE OF CONTENTS	]

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of Shareholders on June 30, 2005 at which the shareholders considered and voted as follows on the items described below:

     1.   The shareholders considered whether to elect the following persons as directors, each to serve until the 2008 annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify, and did so elect the following persons:

Name of Nominee Votes for Votes Withheld/Abstentions Broker Non-Votes

Charles Lyons 46,248,380 3,925,235 None

Salvatore Tirabassi 49,701,318 472,297 None

     2.   The shareholders considered whether to ratify the appointment of Rose, Snyder & Jacobs as independent auditors of the Company for the fiscal year ending December 31, 2005. There were 46,248,364 votes cast in favor, 90,732 votes cast against, 3,798,519 votes withheld, and no broker non-votes, which vote was sufficient for approval.

     3.   The shareholders voted upon a resolution to approve the Company's Second Amended and Restated 2001 Stock Incentive Plan. There were 33,600,135 votes cast in favor, 6,762,986 votes cast against, 58,718 votes withheld, and 9,751,776 broker non-votes, which vote was sufficient for approval.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

See Exhibit Index following the Signature and Certification pages.

[	TABLE OF CONTENTS	]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

August 15, 2005	By:	/s/ Jack L. Waterman

Jack L. Waterman, Chief Executive Officer (Principal Executive Officer)

August 15, 2005	By:	/s/ Mark Belzowski

Mark Belzowski, Chief Financial Officer (Principal Accounting Officer)

[	TABLE OF CONTENTS	]

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

10.1	Second Amendment to Employment Agreement (Philip N. Kaplan)	Filed herewith

10.2	Asset Purchase Agreement dated April 27, 2005 with PlayStream, LLC	Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on May 3, 2005, File No. 001-10013

10.3	Letter Agreement with Jack Waterman dated May 20, 2005	Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on June 6, 2005, File No. 001-10013

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Executive Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Executive Officer	Filed herewith

*Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.