Form 10-Q
period 2005-09-30
VITALSTREAM HOLDINGS INC
filed 2005-11-14
CIK 789851

[	TABLE OF CONTENTS	]

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	001-10013	87-0429944

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☐    NO☒

         As of September 30, 2005, the registrant had 65,394,528 common shares outstanding.

[	COVER	]

[	TABLE OF CONTENTS	]

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

ASSETS
	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Current assets:
Cash	$6,768,580	$10,276,322
Accounts receivable, net of allowance for doubtful accounts/credits of $216,673 and $173,644 at September 30, 2005
and December 31, 2004, respectively	1,521,818	835,200
Prepaid expenses	1,164,458	270,849
Other current assets	313,281	107,698

Total current assets	9,768,137	11,490,069

Fixed assets, net	5,495,630	3,409,481

Restricted Cash	200,498	200,289
Goodwill	3,461,764	961,900
Customer list	110,851	55,426
Other assets	286,658	111,546

TOTAL ASSETS	$19,323,538	$16,228,711

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,293,257	$1,010,238
Accrued compensation	560,989	576,125
Current portion of capital lease obligations	681,987	790,932
Current portion of line of credit obligations	1,555,799	135,072
Accrued expenses	788,428	625,843

Total current liabilities	4,880,460	3,138,210

Capital lease obligations	397,000	773,110
Line of credit obligations	1,627,444	996,563
Deferred rent	88,752	-

Total long-term liabilities	2,113,196	1,769,673

Commitments and contingencies, Note 3

Shareholders' equity:
Common stock, par value $0.001; authorized shares, 290,000,000;
issued and outstanding shares, 65,394,528 and 60,028,768 at
September 30, 2005, and December 31, 2004, respectively, Note 4	65,395	60,029
Additional paid-in capital	22,631,974	19,904,599
Accumulated deficit	(10,367,487)	(8,643,800)

Total shareholders' equity	12,329,882	11,320,828

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$19,323,538	$16,228,711

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue, Note 2	$3,851,982	$2,690,940	$11,207,185	$6,984,126

Cost of revenue	1,796,502	1,239,682	5,213,826	3,095,826

Gross Profit	2,055,480	1,451,258	5,993,359	3,888,300

Research & development	284,066	136,714	656,723	350,712
Sales & marketing	1,502,490	759,224	3,860,036	2,058,292
General & administrative	1,200,820	723,751	3,191,469	1,824,027
Stock-based compensation	-	-	-	302,628

Operating Loss	(931,896)	(168,431)	(1,714,869)	(647,359)

Other income (expense)
Interest expense, net	(49,705)	(48,661)	(167,151)	(400,973)
Income tax expense	(913)	-	(1,713)	(2,400)
Other income (expense)	(16,576)	(6,383)	160,046	(32,828)

Net other income (expense)	(67,194)	(55,044)	(8,818)	(436,201)

Net Loss	$(999,090)	$(223,475)	$(1,723,687)	$(1,083,560)

Basic and diluted net loss per common share, Note 2	$(0.02)	$0.00	$(0.03)	$(0.03)

Shares used in computing basic and diluted net loss per common share, Note 2	65,318,091	60,028,768	63,105,655	43,113,980

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)

	Nine Months Ended September 30,
	2005	2004

NET LOSS	$(1,723,687)	$(1,083,560)
Adjustments to net loss:
Depreciation & amortization	1,552,668	760,389
Loss on disposal of fixed assets	5,730	(112)
Stock-based compensation charges	-	302,628
Changes in operating assets & liabilities:
Accounts receivable, net	(599,287)	(224,231)
Prepaid expenses	(893,609)	(141,106)
Other assets	(135,419)	(66,543)
Accounts payable	165,635	(35,595)
Accrued compensation	(52,071)	213,514
Accrued expenses	56,814	58,455

TOTAL CASH USED IN OPERATIONS	(1,623,226)	(216,161)

INVESTING ACTIVITIES
Additions to property & equipment	(3,214,839)	(185,546)
Proceeds from sale of equipment	-	2,550
Interest earned on restricted cash	(209)	-
Proceeds from investment in PlayStream	3,269	-
Investment in PlayStream	(500,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,711,779)	(182,996)

FINANCING ACTIVITIES
Payments on accrued interest of notes payable	-	(36,223)
Payments on capital leases	(650,373)	(544,658)
Payments of dividends associated with conversion of preferred stock	-	(101,062)
Issuance of common stock, net of offering expenses	-	10,082,991
Proceeds from equipment line of credit & note payable	2,051,607	-
Proceeds from exercise of stock options	603,674	233,288
Payment of loans	(175,578)	-
Deferred rent	(2,067)	-
Proceeds from (payments to) factoring line, net	-	(132,359)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,827,263	9,501,977

NET INCREASE (DECREASE) IN CASH	(3,507,742)	9,102,820
Cash at the beginning of the period	10,276,322	773,143

Cash at the end of the period	$6,768,580	$9,875,963

Supplementary disclosure of cash paid during the period for:
Interest	$288,120	$485,995
Income taxes	$1,713	$2,400
Equipment acquired under capital leases	$-	$1,898,771

See condensed notes to consolidated financial statements

[	TABLE OF CONTENTS	]

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

Basis of Presentation -- This report on Form 10-Q for the quarter ended September 30, 2005 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2005 and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

[	TABLE OF CONTENTS	]

No stock-based compensation expense was recorded for the three months and nine months ended September 30, 2005. There was no stock-based compensation expense for the three months ended September 30, 2004, however, there was $302,628 recorded for the nine months ended September 30, 2004. The fair value of options granted and modified by the Company have been estimated at $551,070 and $16,488 at the date of grant, for the three month periods ended September 30, 2005 and 2004, respectively, using the Black-Scholes valuation method.

For purposes of determining pro forma amounts, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma net loss per share had the Company accounted for its options using FAS 123 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss reported	$(999,090)	$(223,475)	$(1,723,687)	$(1,083,560)

Basic and diluted net loss per common share	(0.02)	0.00	(0.03)	(0.03)

Add back stock-based employee
compensation cost, net of related tax effect included in the determination of net loss as reported	-	-	-	302,628

Total stock-based employee
compensation, net of related tax effect that would have been included in the determination of net loss if the value- based method would have been applied to all awards	(204,644)	(21,704)	(426,780)	(303,250)

Pro forma net loss as if the fair value-based method
had been applied to all awards	$(1,203,734)	$(245,179)	$(2,150,467)	$(1,084,182)

Pro forma basic and diluted loss per share as if the
fair value method had been applied to all awards	(0.02)	0.00	(0.03)	(0.03)

Prepaid Expenses -- In March 2005 and in September 2005, the Company made payments to a licensor in the amount of $750,000 in each of the two months representing prepayments against royalties to be incurred in the future. These amounts are recognized as expense as they are incurred by the Company on a monthly basis during the license term.

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

4.     EQUITY

As of September 30, 2005, there were 65,394,528 shares of VitalStream common stock outstanding and 18,636,688 shares of VitalStream common stock reserved for issuance as follows:

Options issued and outstanding	10,384,410

Warrants issued and outstanding	8,252,278

18,636,688

[	TABLE OF CONTENTS	]

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are based in Irvine, California and, through our wholly-owned subsidiaries, VitalStream, Inc. and PlayStream, Inc., we offer our customers a range of content delivery services and software solutions including audio and video streaming, live event streaming, media asset management, integrated managed services, download services, encoding (via third-party resellers) and consulting. Through our wholly-owned subsidiary VitalStream Broadcasting Corporation, we offer hosting and colocation services to customers we acquired from Epoch Hosting and Epoch Networks. Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage, broadcasting, hosting and related functions to VitalStream and its partners. Our business model relies upon leveraging our expertise and resources in audio and video streaming as well as our integrated hosting technology to persuade customers to utilize our Internet broadcasting services, thereby allowing our company to build a base of recurring revenues from monthly or other periodic broadcasting fees.

We believe we are well positioned to take advantage of the growth opportunities within the streaming media marketplace. We have continued to build up our sales force by adding additional sales staff including dedicated channel and OEM sales functions. We have established our first regional sales office in New York and have increased funds for select marketing efforts. We have also enhanced our operations and customer support departments by hiring additional employees with greater levels of experience. By adopting a more solutions-oriented sales approach, we believe our marketing proposition is value-based, allowing us to sell increasingly customized solutions in addition to our off-the-shelf products. We believe this solutions-oriented approach has increased demand for our products and services and created higher switching costs for customers to move to competitors' services.

[	TABLE OF CONTENTS	]

While improving the revenue growth rate, we have also focused on efficiency and economies of scale within our cost of service expense structure. With our increasing purchasing volume, we have been able to reduce our bandwidth per unit cost of service over the last several years. As our gross profits have increased, we have reinvested some of those gains in the further development of our service offering and network infrastructure including development of additional functionality for our rich media streaming services, and increased capacity and security for our content delivery network. By continuing to develop our service platform with additional unique and proprietary features, and strengthening our content delivery network, we expect to be able to further differentiate ourselves from our competitors, enabling us to gain greater market share, and to increase our prospects for customer retention and renewals. We expect that these investments in our product portfolio and network will be increasingly offset by our operational efficiency and purchasing gains.

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

While the opportunities for us are increasing, they are not without risk. Our business and our industry face numerous risks (see "Risk Factors" at the end of Item 2 of Part I), only some of which can be mitigated to varying degrees in advance, and others of which can only be dealt with reactively. As with any technology company, new technological advances within our industry could cause a paradigm shift in how we develop, market and deliver our products and services. Some of these advances may be unavailable to us and we may not have a comparable or competitive technological offering.

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

●

Goodwill. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually. Accordingly, we annually evaluate goodwill for potential impairment indicators. If impairment indicators exist, we measure the impairment through the use of discounted cash flows. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational conditions. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with our acquired business is impaired. If we subsequently determine that an impairment exists, we may be required to write down all, or part, of our goodwill. This would both reduce the amount of our assets, and would reduce the amount of our net income (or increase the amount of our net loss) for the quarter and year in which the impairment was recognized. Depending on the size of the write-down, the adverse impact on our financial results could be material.

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

Results of Operations

The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	46.6%	46.1%	46.5%	44.3%

Gross profit	53.4%	53.9%	53.5%	55.7%

Research & development	7.4%	5.1%	5.9%	5.0%
Sales & marketing	39.0%	28.2%	34.4%	29.5%
General & administrative	31.2%	26.9%	28.5%	26.1%
Stock-based compensation	0.0%	0.0%	0.0%	4.4%

Operating loss	-24.2%	-6.3%	-15.3%	-9.3%

Other income (expense):
Interest expense	-1.3%	-1.8%	-1.5%	-5.7%
Income tax expense	0.0%	0.0%	0.0%	-0.1%
Other income (expense)	-0.4%	-0.2%	1.4%	-0.5%

Net other income (expense)	-1.7%	-2.0%	-0.1%	-6.2%

Net loss	-25.9%	-8.3%	-15.4%	-15.5%

[	TABLE OF CONTENTS	]

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting, consulting and sales of hardware and software. Revenues increased from $2,690,940 for the quarter ended September 30, 2004, to $3,851,982 for the quarter ended September 30, 2005, an increase of 43%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media, and additional revenue from the acquisition of PlayStream. PlayStream revenue accounted for approximately 11.8% of revenue for the quarter ended September 30, 2005. We expect continued revenue growth from the addition of new customers and from increased services to existing customers as we continue to release new products and services, strengthen our sales force, build on our existing partnerships and add new channel and OEM partnerships, increase our marketing efforts and gain greater market recognition from potential customers.

Cost of Revenue Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $1,239,682 for the quarter ended September 30, 2004, to $1,796,502 for the quarter ended September 30, 2005. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the increase in revenue between the two quarters. The increase in the cost of revenue as a percentage of revenue between the two quarters, from 46.1% in the quarter ended September 30, 2004 to 46.6% for the quarter ended September 30, 2005, is primarily attributable to increases in depreciation from additional capital investments to increase the capacity and scalability of our network, and higher license fee costs from increased sales of streaming products and services. Overall, management expects the cost of revenue to increase as a percentage of revenue over the next several quarters compared to the third quarter of 2005 and then to begin to decrease as a percentage of sales, as depreciation increases from current higher level of investments in our network to increase scalability and capacity, are eventually leveraged against higher revenue, and offset by additional cost savings in the purchasing of bandwidth and other variable costs.

Research and Development Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our current product portfolio. Research and development expense increased $147,352 from $136,714 for the quarter ended September 30, 2004, to $284,066 for the quarter ended September 30, 2005. As a percentage of revenue, research and development increased from 5.1% for the quarter ended September 30, 2004 to 7.4% for the quarter ended September 30, 2005. This absolute dollar increase reflects higher payroll and other costs to support our expanding product and service mix. We expect research and development expense to remain constant as a percentage of sales going forward as we continue to enhance our product portfolio.

Sales and Marketing Sales and marketing expense consists primarily of sales and marketing-related personnel costs including commissions, technical and operations related customer support personnel, in addition to the costs of various marketing programs and events. Sales and marketing expense increased from $759,224 for the quarter ended September 30, 2004 to $1,502,490 for the quarter ended September 30, 2005. As a percentage of revenue, sales and marketing expense increased from 28.2% for the quarter ended September 30, 2004 to 39.0% for the quarter ended September 30, 2005. This absolute dollar increase reflects increased payroll and related costs to expand the sales force and related support personnel, and increased marketing and advertising costs to increase market awareness and generate new customers. We expect sales and marketing expense as a percentage of revenue will decline going forward.

[	TABLE OF CONTENTS	]

General and Administrative General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $723,751 for the quarter ended September 30, 2004 to $1,200,820 for the quarter ended September 30, 2005. The increase in the expense during the quarter ended September 30, 2005 reflects costs related to supporting higher growth, and the temporary need to hire consultants to fill open positions. General and administrative expense as a percentage of revenue increased from 26.9% for the quarter ended September 30, 2004 to 31.2% for the quarter ended September 30, 2005. We expect general and administrative expense levels to remain roughly the same going forward but to move down as a percentage of sales going forward.

Net Interest Expense Net interest expense increased from $48,661 for the quarter ended September 30, 2004 to $49,705 for the quarter ended September 30, 2005.

Other Income (Expense) Other income (expense) was an expense of ($6,383) for the quarter ended September 30, 2004 compared to an expense of ($16,576) for the quarter ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting, consulting and sales of hardware and software. Revenues increased from $6,984,126 for the nine months ended September 30, 2004 to $11,207,185 for the nine months ended September 30, 2005, an increase of 60.5%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media, and additional revenue from the acquisition of PlayStream effective April 1, 2005. PlayStream revenue accounted for approximately 8.2% of revenue for the nine months ended September 30, 2005. We expect continued revenue growth from the addition of new customers and from increased services to existing customers as we continue to release new products and services, strengthen our sales force, build on our existing partnerships and add new channel and OEM partnerships, increase our marketing efforts and gain greater market recognition from potential customers.

Cost of Revenue Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $3,095,826 for the nine months ended September 30, 2004, to $5,213,826 for the nine months ended September 30, 2005. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the increase in revenue between the two periods. The increase in the cost of revenue as a percentage of revenue from 44.3% for the nine months ended September 30, 2004 to 46.5% for the nine months ended September 30, 2005, is primarily attributable to increases in depreciation from additional capital investments to increase the capacity and scalability of our network, and higher license fee costs from increased sales of streaming products and services. Overall, management expects the cost of revenue to increase as a percentage of revenue over the next several quarters compared to the third quarter of 2005 and then to begin to decrease as a percentage of sales, as depreciation increases from current higher level of investments in our network to increase scalability and capacity, are eventually leveraged against higher revenue, and offset by additional cost savings in the purchasing of bandwidth and other variable costs.

[	TABLE OF CONTENTS	]

Research and Development Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our current product portfolio. Research and development expense increased from $350,712 for the nine months ended September 30, 2004 to $656,723 for the nine months ended September 30, 2005. As a percentage of revenue, research and development expense increased from 5.0% for the nine months ended September 30, 2004 to 5.9% for the nine months ended September 30, 2005. The absolute dollar increase reflects higher payroll and other costs to support our expanding product and service mix. We expect research and development expense to remain constant as a percentage of sales going forward as we continue to enhance our product portfolio.

Sales and Marketing Sales and marketing expense consists primarily of sales and marketing-related personnel costs including commissions, technical and operations related customer support personnel, in addition to the costs of various marketing programs and events. Sales and marketing expense increased from $2,058,292 for the nine months ended September 30, 2004 to $3,860,036, for the nine months ended September 30, 2005. As a percentage of revenue, sales and marketing expense increased from 29.5% for the nine months ended September 30, 2004 to 34.4% for the nine months ended September 30, 2005. This absolute dollar increase reflects increased payroll and related costs to expand the sales force and related support personnel, and increased marketing and advertising costs to increase market awareness and generate new customers. We expect sales and marketing expense as a percentage of revenue will decline going forward.

General and Administrative General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,824,027 for the nine months ended September 30, 2004 to $3,191,469 for the nine months ended September 30, 2005. The increase in the expense during the nine months ended September 30, 2005 primarily related to increased payroll and related costs to enhance administrative infrastructure to support higher growth, costs for implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and the temporary need to hire consultants to fill open positions. General and administrative expense as a percentage of revenue increased from 26.1% for the nine months ended September 30, 2004 to 28.5% for the nine months ended September 30, 2005. We expect general and administrative expense levels to remain roughly the same going forward but to move down as a percentage of sales.

Stock-based compensation . During the nine months ended September 30, 2004, a total number of 467,957 common stock options were modified in order to permit exercise at any time within 12 months of termination of employment for one former employee as part of a severance agreement. Consistent with Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25, the modification resulted in a new measurement date. As a result, the difference between the exercise price and the fair market value of the common stock on the new measurement date for the options totaled $302,628 and was recorded as a non-cash charge to stock-based compensation for the nine months ended September 30, 2004.

Net Interest Expense Net interest expense decreased from $400,973 for the nine months ended September 30, 2004 to $167,151 for the nine months ended September 30, 2005. The decrease in net interest expense was primarily attributable to a non-recurring interest expense of $232,321 related to the conversion of a note payable to common stock in the second quarter of 2004. We expect our net interest expense to remain relatively constant through the balance of 2005 as we continue to pay off previous leases with higher borrowing costs, finance additional equipment purchases through the bank credit facility, and record additional interest income on the outstanding cash balances.

[	TABLE OF CONTENTS	]

Other Income (Expense) Other income (expense) was an expense of ($32,828) for the nine months ended September 30, 2004 compared to income of $160,046 for the nine months ended September 30, 2005. The increase in income was primarily due to a one-time gain of approximately $200,000 from the sale of certain smaller non-core business hosting accounts to a third party during the first quarter of 2005.

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

The Company's EBITDA was a negative ($338,583) for the quarter ended September 30, 2005 compared with a positive $127,097 for the quarter ended September 30, 2004. The decrease in EBITDA for the three month period ended September 30, 2005 compared to the similar period in 2004 was primarily due to increased investments in our corporate infrastructure to enable us to implement our business strategies to achieve and maintain sustainable growth going forward, partially offset by a decrease in our cost of service excluding depreciation as a percentage of revenue.

The Company's EBITDA was a negative ($2,155) for the nine months ended September 30, 2005 compared with a positive $80,202 for the nine months ended September 30, 2004. The decrease in EBITDA for the nine month period ended September 30, 2005 compared to the similar period in 2004 was primarily due increased investments in our infrastructure as described above, partially offset by a decrease in our cost of service excluding depreciation as a percentage of revenue.

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

Reconciliation of the net loss for the three month and nine month periods ended September 30, 2005 and 2004, to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss	$ (999,090)	$(223,475)	$(1,723,687)	$ (1,083,560)
Depreciation and amortization	609,889	301,911	1,552,668	760,389
Interest expense, net	49,705	48,661	167,151	400,973
Income tax expense	913	-	1,713	2,400

EBITDA	$ (338,583)	$ 127,097	$ (2,155)	$ 80,202

[	TABLE OF CONTENTS	]

 Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including operating and capital lease payments, office lease payments, contractual service agreements and line of credit obligations, with the periods in which payments are due as of September 30, 2005:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	10/01/05 - 9/30/06	10/01/06 - 9/30/08	10/01/08 - 9/30/10	After 9/30/10

Operating leases	$45,198	$19,765	$18,734	$6,699	$-

Capital leases	1,078,987	681,987	397,000	-	-

Office facility leases	2,000,624	698,935	995,221	306,468	-

Contractual service agreements	548,665	548,665	-	-	-

Line of credit obligations	3,183,243	1,555,799	1,627,444	-	-

Total contractual obligations	$6,856,717	$3,505,151	$3,038,399	$313,167	$-

Our capital leases represent $1,078,987 plus interest spread over twelve capital lease financing arrangements. The hardware and software obtained through these capital lease arrangements are used in our data center operations, for supplying service to our customers, maintaining and increasing the capacity of our internal network and providing the equipment needed for internal staff.

Liquidity and Capital Resources

Cash used during the nine months ended September 30, 2005 included $1,626,495 used in operations as well as $3,711,779 used in investing activities, primarily for the purchase of equipment to maintain and increase the capacity and scalability of our content delivery network as well as to support customer applications, and a cash payment as part of the acquisition of Playstream during the second quarter of 2005. Sources of cash for the Company during the nine month period ended September 30, 2005 was $1,827,263 primarily from the proceeds of our equipment line of credit, and proceeds from the exercise of stock options, offset by payments on capital leases.

Capital expenditures in the first nine months of 2005 and 2004 were approximately $3,214,839 and $185,546, respectively. These expenditures primarily related to the purchase of equipment to maintain and increase the capacity and scalability of our content delivery network and to support customer applications. We expect to complete a previously announced significant buildout of our network to increase capacity and scalability in the fourth quarter of 2005, after which, our annual capital expenditures beginning in 2006 will return to historical levels, at approximately half of 2005 levels. Purchases of equipment in the first three quarters of 2004 were primarily acquired under capital leases prior to establishing a credit line with a bank during the third quarter of 2004. Assets acquired under capital leases in the first nine months of 2005 and 2004 were $0 and $1,615,872 respectively.

[	TABLE OF CONTENTS	]

The Company had $200,498 of restricted cash at September 30, 2005, securing a facility lease.

On April 27, 2005, VitalStream Holdings Inc. acquired the business of PlayStream, LLC, a provider of small business streaming media services, headquartered in Seattle, Washington, effective as of April 1, 2005, for $500,000 in cash, 3,750,000 shares of VitalStream Holdings, Inc. common stock and 200,000 warrants to purchase common stock at an exercise price of $1.35.

As discussed in our latest Annual Report on Form 10-K, on October 7, 2004, we entered into a one-year $4,000,000 secured credit agreement (the "Comerica Agreement") with Comerica Bank ("Comerica"). The Comerica Agreement includes a term line of credit of up to $2,000,000 to finance equipment purchases with interest payable based on a rate equal to Comerica's published prime rate plus 0.50% and a revolving line of credit of up to $2,000,000 for general working capital needs with interest payable based on a rate equal to Comerica's published prime rate. We had been using the term line of credit to finance the purchase of equipment to maintain and increase the capacity and scalability of our internal network and to support customer applications. We also used the revolving line of credit for general working capital needs. On September 29, 2005, the company and Comerica Bank agreed to extend the maturity to draw from this credit facility from September 30, 2005 to November 30, 2005, to allow the parties additional time to negotiate a continuation or replacement of the existing credit arrangement that will better meet the Company's current and anticipated needs. As of September 30, 2005, the outstanding obligation under this line was $3,183,243.

We may seek to expand our operations through additional strategic acquisitions. If we were to engage in further acquisitions, we may need to seek additional financing in order to pay for the transaction costs of any large mergers or acquisitions (e.g., legal and accounting fees, integration expense and working capital to support the acquired entity). However, we expect that the cash we have on hand, together with recurring operating revenues, and funds obtained through our credit facility and leasing arrangements, will be sufficient to meet our current and future obligations until the time that the Company can consistently sustain itself on its internally generated cash flow.

Recently Issued Accounting Standards

On October 13, 2004, the FASB issued an exposure draft of Statement No. 123-R, "Share Based Payment, an amendment of FASB Statements No. 123 and 95." This change in accounting would replace existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require all companies to measure compensation cost for all share-based payment (including employee stock options) at fair value. Under the Board's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. This proposal has no impact on the fiscal year 2005 financial statements; however it will affect the Company's financial statements beginning in fiscal year 2006 when it is anticipated that it will be adopted.

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

[	TABLE OF CONTENTS	]

We may continue to experience net losses from operations.

We have experienced net losses in each quarter since inception, with net losses of $10.4 million from inception through September 30, 2005, and we are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable or profitable on a sustained basis.

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
●

Consumers may determine not to view or listen to media broadcasts over the Internet because of, among other factors, perceived inferior quality of electronic broadcasts, changing preferences and trends or the creation or expansion of competing technologies, such as television beaming or interactive cable, that provide a similar service at lower cost.

●	Customers that use the Internet to broadcast presentations or meetings may determine that alternative means of communications are more effective or less expensive.

If the market for Internet broadcasting services does not continue to develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

We have pledged substantially all of our assets to secure a financing agreement.

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

In order to successfully implement our business strategy, we must establish and achieve substantial growth in our customer base through sales, business acquisitions or a combination thereof. If achieved, significant growth would place significant demands on our management and systems of financial and internal controls, and will almost certainly require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. Moreover, significant growth would require an increase in the number of our personnel, particularly within sales and marketing, customer service and technical support. The market for such personnel remains highly competitive, and we may not be able to attract and retain the qualified personnel required by our business strategy. If successful in attracting new customers, we may outgrow our present facilities and/or network capacity, placing additional strains on our human resources in trying to locate, manage and staff multiple locations and to scale our network. If we grow through acquisitions or other business combinations, there are additional burdens attendant to the integration of the combined businesses that could divert critical management resources from focusing on our core business operations and strategy, and despite the investment of substantial corporate resources in connection with such transactions, we may be unable to achieve cost savings, retention of the combined customer base or other anticipated benefits of the business combinations.

There are numerous risks associated with having Dolphin and WaldenVC as significant shareholders.

Through their holdings of common stock, as of September 30, 2005, affiliates of Dolphin Equity Partners presently control 15,257,849 votes in connection with the election of directors and other matters, 23.3% of the voting power of our company, and affiliates of WaldenVC presently control 9,876,324 votes in connection with the election of directors and other matters, representing 15.1% of the voting power of the Company. In addition, if Dolphin and WaldenVC exercised all warrants they hold, Dolphin's and WaldenVC's respective aggregate beneficial ownership would increase to approximately 17,596,021 and 12,839,221 votes in connection with the election of directors and other matters, constituting 24.9% and 18.2%, respectively of the voting power of our company following such exercises. As a result of their stock holdings, Dolphin or WaldenVC may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future merger or asset sale transactions.

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

Our operations are dependent upon our ability to protect our network infrastructure against interruptions, damages and other events that may adversely affect our ability to provide services to our customers (on a short-term or long-term basis) and may lead to lawsuits and contingent liabilities. Despite the implementation of precautions, the core of our network infrastructure is vulnerable to various potential problems, including the following:
●

Our network infrastructure, or that of our key suppliers, may be damaged or destroyed, and our ability to provide service interrupted or eliminated, by natural disasters, such as fires, earthquakes and floods, or by power losses, telecommunications failures and similar events. This risk is increased by the concentration of a substantial percentage of our servers and infrastructure, and that of our key suppliers, in a natural disaster and power failure prone area in southern California.

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

●

Failure of our equipment or that of our suppliers or third-party facilities operators may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers) and adversely affect our relationships with our customers and lead to lawsuits and contingent liability.

The occurrence of any natural disaster (including earthquakes), power outage or capacity limitations, unauthorized access, computer virus, equipment failure or other disruptive problem could have a material adverse affect on our business, financial condition and results of operations.

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

In addition, in order to continue to grow as planned, we will need to attract and retain qualified executive, technical and marketing personnel for whom there is intense competition in the areas of our activities. Any failure to attract, retain or replace key executive, technical and marketing sales personnel as required could have a material adverse effect on our financial condition and results of operations.

We may become subject to risks associated with international operations.

We plan to expand our marketing efforts in foreign countries and are in the process of establishing data center capabilities outside of the United States. The establishment or expansion of foreign operations involves numerous risks, including without limitation:
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

We may become subject to risks associated with expanded service offerings and relationships with third-party providers..

As we add additional services, such as the recently added professional services, we are increasingly developing unique products or services for customers. In addition, we are regularly increasing the number of third parties whose services or products we resell, co-market, bundle with our products or services, or to whom we sub-contract for the provision or development of products or services. Each of these areas of increased activity also increase the possibility of contractual disputes and legal claims from our customers over the results of our or such third parties' products or service performance, with the attendant legal costs and potential liability which would adversely affect our business, financial condition and results of operations.

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

We rely on other companies to provide licensing arrangements and supply key components of our network infrastructure, including Internet bandwidth, which constitutes our largest direct cost of providing services, and networking equipment. Additionally, we rely on third-party development and license to us of technology to provide media-related functionality, such as streaming media formats and payment processing. We do not have long-term agreements governing the supply of many of these services or technologies and they are terminable under certain circumstances, and most are available from only limited or sole sources. We may be unable to continue to obtain such services, or licenses for needed technologies, at a commercially reasonable cost or at all, which would adversely affect our business, financial condition and results of operations.

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

[	TABLE OF CONTENTS	]

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

[	TABLE OF CONTENTS	]

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

As of September 30, 2005, our executive officers and directors beneficially owned or controlled approximately 9.9% of the voting power of our company. In combination with officers and directors and their affiliates, and entities owning 5% or more of our outstanding common shares, this group beneficially owned or controlled approximately 58.2% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests.

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

(a)

Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our principal chief executive officer and our principal chief financial officer, have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

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

VitalStream Holdings, Inc.

November 14, 2005	By:	/s/ Jack L. Waterman

Jack L. Waterman, Chief Executive Officer (Principal Executive Officer)

November 14, 2005	By:	/s/ Mark Belzowski

Mark Belzowski, Chief Financial Officer (Principal Accounting Officer)

[	TABLE OF CONTENTS	]

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

10.1	Letter agreement dated September 29, 2005 with Comerica Bank	Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on October 17, 2005, File No. 001-10013

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Executive Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Executive Officer	Filed herewith

*Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.