Form 10-K
period 2005-12-31
VITALSTREAM HOLDINGS INC
filed 2006-04-03
CIK 789851

[	TABLE OF CONTENTS	]

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File No. 001-10013

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada		87-0429944

(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)

One Jenner, Suite 100 Irvine, California 92618 (949) 743-2000

(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of March 23, 2006 was approximately $93,819,247, computed using the closing sale price of $2.12 per share for the Registrant's common stock on March 23, 2006. As of March 23, 2006, there were 83,876,335 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2005.

[	COVER	]

[	TABLE OF CONTENTS	]

PART I

ITEM 1. BUSINESS

This report on Form 10-K (this "Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Persons considering purchasing or selling shares of our common stock are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed in Item 1A "Risk Factors" and elsewhere in this Report. The reader is also encouraged to review our other filings with the Securities and Exchange Commission describing other factors that may affect our future results.

Overview

VitalStream Holdings, Inc. provides products and services for streaming digital media to large audiences over the Internet. Our solutions enable companies to easily create revenue streams from their media assets via subscription or ad-based business models. Our core services, Streaming Service for Flash, Streaming Service for Windows Media and Content Delivery Service provide the foundation for our other offerings. We serve a variety of industries; however, we focus our marketing efforts on media and entertainment organizations, enterprise corporations, and advertising organizations. VitalStream's cluster network architecture is the technological platform of our business solutions and enables customers to scale and meet their business needs while limiting expenses related to additional IT staff and internal infrastructure build-ups.

We are uniquely positioned as an Internet content delivery network specializing in the delivery of rich media content. Companies are frequently challenged by the complexities involved in deploying streaming media solutions on the Internet. Typical projects involve a number of departments inside the corporation as well as the Internet content delivery network provider. Our services address this complexity as they bring together the hardware, software, solutions and expertise necessary to enable customers to deliver rich media content solutions in an integrated and reliable fashion.

[	TABLE OF CONTENTS	]

A distinctive element of VitalStream's solution is MediaConsole(R). MediaConsole(R) provides our customers with efficient tools to manage, deliver and protect their digital media projects. This easy- to-navigate system featuring Media Asset Management, Digital Rights Management (DRM) support and detailed reporting tools. Customers are able to determine when content will be available for broadcast over the Internet, insert advertising into the content and charge listeners and viewers via numerous business rules including pay-per-view. MediaConsole(R) real-time reporting enables customers to better understand the behavior (viewing or listening habits) of their audience and view reports by domain, media package and individual file. Raw data is turned into actionable information allowing customers to make swift business decisions. With the recent advances in streaming technology and continued growth in the number of people using broadband Internet connections, the Internet has become a widely used global medium for distributing and receiving audio and video content. Consumer applications for streaming include movies and movie trailers, music samples, interactive television, news clips, online video games, pay-per-view music, theater, sports and other events. Business applications center on communications to customers, employees, and partners over the Internet or through the use of Intranets, including employee training, sales calls, delivery of rich media advertising messages, product launches, press and other video conferencing and presentations.

Developments in 2005

On June 1, 2005, the VitalStream board of directors named Jack Waterman as the company's chief executive officer. Prior to joining VitalStream, Mr. Waterman held multiple senior executive positions during his 22-year career at Paramount Pictures Corporation, including president of worldwide pay television.

On April 27, 2005, VitalStream acquired the business of PlayStream, LLC, a provider of small business streaming media services, headquartered in Seattle, Washington. The acquisition augmented our services and customer base, allowing us to offer an affordable, self-service platform suited for small and medium-size businesses (SMB) and small and home office (SOHO) customers and resellers. The deal was valued at $500,000 in cash, 3.75 million shares of VitalStream Holdings, Inc. common stock and 200,000 warrants to purchase common stock at an exercise price of $1.35.

In 2005, we launched our Professional Services Division, which has contributed to customer retention and an increase in average recurring revenue per customer through highly customized solutions. The team designs, builds and deploys custom solutions, such as video players, advertising components and control panels for content management and reporting. These solutions are fully integrated into VitalStream's Content Delivery Network and existing customer systems.

Throughout 2005, VitalStream strengthened its Content Delivery Network (CDN) with a multimillion dollar investment in technology and capacity in order to service current customers and establish a best-in-class platform for future growth. We believe this infrastructure upgrade has resulted in the industry's most advanced fully-scalable network designed to reliably service the most aggressive growth scenarios being realized by all users of rich streaming technology.

[	TABLE OF CONTENTS	]

Target Markets

There is a broad market for streaming media over the Internet. As the volume and quality of dynamic content progresses, viewers of all ages are spending more and more time surfing the web. The content we stream allows viewers to watch a movie trailer online, view the latest news clips, take a virtual walk-through of a home, hear a podcast about traveling in Italy, watch a live sporting event or concert, or participate in a video discussion for an educational course. We serve a broad customer base including Fortune 500 corporations, movie studios, news broadcasters, music and radio companies, advertising agencies and educational institutions. Our customers generally fall into one of five categories: media and entertainment, advertising, SMB/SOHO, corporate communications and educational institutions.

Although the potential market for our services is extensive, we focus our marketing efforts on industries that currently use the Internet to distribute and monetize their digital content coupled with industries for which analysts anticipate growth in the use of the content delivery products and services we provide. According to a February 2006 report published by Accustream Research, video streams rose by 50.2% in 2005 to 17.95 billion and are forecast to grow by 32% in 2006 to over 23 billion served and by another 26% to over 29 billion served in 2007. Our target markets include the following:

Media and Entertainment

Media and entertainment companies include, but are not limited to, movie studios, filmmakers, TV producers, news broadcasters, talk shows, and sports broadcasters. We help these companies encode and broadcast movie trailers, full-length films, pay-per-view movies, news clips and live broadcasts. Our MediaConsole(R) technology permits our customers to track their number of their viewers, manage their customer subscriptions and track their pay-per-view fees.

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

Online Advertising, Advertising Agencies and Rich Media

Rich media advertising is online advertising technologically enhanced with movement, sound or video. Traditional print and television advertising is expensive and makes assumptions about the audience based on the content being delivered. Online advertising can be highly cost effective and has the ability to either narrowly target specific demographics or reach a broad audience. Unlike print and television advertising, rich media can deliver instant, detailed feedback, including how many seconds PC users spent viewing an ad, where the user lives, how long the user watched the video, where the user clicked to next and how many unique visitors viewed the ad. Rich media can also provide a call to action, getting users to submit demographic data in real time, by completing a form, or making an online purchase.

[	TABLE OF CONTENTS	]

On February 22, 2006, The Wall Street Journal published an article in which it stated; "Based on consumer surveys, Points North Group estimates that 50% of Internet users watch video online, with 9% of users watching full-length movies downloaded from the Internet and 8% watching current TV shows at least occasionally." They also stated, "Parks Associates estimates that 3.7 million Americans will pay for video online by the end of 2006, with that number rising to more than 51 million by the end of 2010. The Dallas research and consulting group predicts such payments will rise to $1.8 billion by 2010 from $111 million this year."

As more companies incorporate online advertising into their media plans, advertising agencies will need to offer their clients a complete solution, and will need a reliable content delivery network partner to stream rich media ads over the Internet. We provide the necessary products and services to help advertising agencies broadcast the rich media ads they create to their clients' audience.

SMB/SOHO

Our self service, automatic streaming product is available for the small or home business customer, a previously untapped market. Customers can be set up in minutes to stream home videos of grandchildren, provide educational seminars, broadcast live high school sporting events or interact from miles away with a bride trying on potential dresses in her local store. The automation and self-provisioning elements of VitalStream's small business platform make streaming solutions available to a wider range of users.

Corporate Communications

Delivering corporate communications via video over the Internet is a growing need for a variety of corporations. This type of communication vehicle is appropriate for a range of companies including retailers, manufacturers, medical institutions, service companies and faith-based entities. Companies are increasingly using electronic communications to operate faster and more efficiently. They can reduce travel costs by using streaming technology to hold meetings and to deliver internal communications. Additional uses of streaming media in business include online advertising, online trade shows, press conferences, employee training, product demonstrations and investor presentations.

Educational Institutions

Educational institutions include universities, community colleges, and other educational organizations. Most of these institutions are equipped with broadband connections and have Internet savvy students. By using streaming technology, these institutions can broadcast prerecorded audio and video, broadcast live lectures and sports events allowing students to take courses at their convenience.

[	TABLE OF CONTENTS	]

Products and Services

General

We focus on providing market leading streaming media solutions, with customized products and services that allow companies to tailor the way they broadcast, manage, and track the content they are delivering over the Internet. The foundation of our offerings is our Content Delivery network upon which we have built products and solutions to meet our customer's needs.

Next Generation Cluster Architecture Content Delivery Network

As video is a demanding network application, VitalStream's network is designed to optimize delivery of streaming media content. The network incorporates high-performance equipment with unparalleled 10 Gigabit uplinks to multiple tier-1 network providers and geographic diversity. The network is comprised of multiple data centers containing distributed server clusters. This multi-homed network helps minimize exposure at congested peers. Our close proximity to other backbone providers ensures we can quickly add bandwidth when needed. Our network infrastructure uses hardware from leading brands such as Cisco Systems, Hitachi, Extreme Networks, IBRIX, Nortel Networks, Radware, RouteScience and Dell. Distributed clustering technology for streaming and hosting services allows us to scale the network based on customer demand.

Our network is protected by advanced security systems, including firewalls, proxies, and private networking to protect critical systems from intruders. We continuously monitor for security vulnerabilities and malicious activity and employ a staff of security experts to respond to security-related incidents. Additionally, we provide various encryption and digital rights management services that allow our customers to protect their content on our network.

We have six strategically located data centers:

●	Los Angeles, California
●	Irvine, California
●	Seattle, Washington
●	Ashburn, Virginia
●	Atlanta, Georgia
●	Amsterdam, Netherlands

We also colocate servers at additional secure carrier- neutral data centers to present a regional footprint for streaming media delivery.

[	TABLE OF CONTENTS	]

Optimized Routing

We have connections to multiple tier-1 backbone providers and offer other features designed to ensure the rapid flow of data over the Internet. In addition to these basic features, we use RouteScience(R) adaptive networking software (ANS), a route optimization technology designed to ensure delivery of content over our network through the most efficient path to its audience. In 2005, VitalStream added Radware(R) technology which utilizes an integrated application delivery solution and automatically distributes user requests based on network and server loads, connecting users to servers in multiple data centers over the most efficient network path. Our system monitors, assesses, and adjusts our network delivery infrastructure to ensure optimal application availability and performance by adjusting traffic paths in real time.

Streaming Service for Flash

VitalStream was the first partner to work hand-in-hand with Adobe (formerly Macromedia) to develop a Flash streaming platform, and is currently the most experienced Flash video streaming service provider. This method of delivering video on demand is reliable, interactive, and easy to use, giving our customers the opportunity to utilize their existing Flash development environment, and streamlining their workflow. FVSS permits our customers to upload files to our streaming network without having to set up and maintain video servers.

In September 2005, VitalStream was the first Adobe Flash Video Streaming Service provider to announce support for Flash 8 and Flash Media Server 2.0. The new video features found in the Flash Platform with the announcement of Flash Player 8 offer enhanced capabilities for interactive video, enabling VitalStream customers to deliver high-quality video at the smallest file sizes while ensuring faster and smoother video playback. These enhancements significantly improve the overall viewing experience of streaming video.

Streaming Service for Windows Media

VitalStream Streaming Service for Windows Media is ideal for businesses seeking to distribute or sell their high-quality video online with maximum control of their content. Windows Media is a flexible platform that makes it possible to protect and deliver live events, corporate presentations, news, sports, music, entertainment events or movies with the confidence that digital media files will stay protected, no matter how they are distributed. VitalStream has been a Microsoft Premier Certified Hosting Service provider since October 2002.

Content Delivery Service

VitalStream streaming customers often need to utilize download services as part of their business solution. In response to this customer demand, VitalStream provides file download services. Businesses that stream their media assets can use VitalStream to download critical content including HTML, graphics, media files, software and podcasts to their customers.

[	TABLE OF CONTENTS	]

Small Business Services, Small Office, Home Office

In 2005, VitalStream acquired PlayStream providing us with an entry into the small business and consumer marketplace. The easy-to-use, self provisioning solutions available at affordable entry-level price points extend the reach of streaming media to a new market segment. This turnkey product provides VitalStream the opportunity to gain small business customers and provides an up sell path as those small businesses grow into enterprise entities. In addition, this product allows VitalStream to effectively engage in large scale OEM projects that bring streaming media solutions to the consumer level.

MediaConsole(R)

Our proprietary streaming and content management software is called MediaConsole(R). MediaConsole allows our customers to use one application to manage their Flash and Windows Media files. MediaConsole enables our customers to:

●	Set when content will be available for broadcast over the Internet;
●	Insert advertising and branding into the content;
●	Use Web pages that surround movies with custom graphics and advertisements to attract and interact with prospective audience members;
●	View detailed audience reports in near real-time;
●	Implement digital rights management solutions to charge listeners and viewers using numerous business rules; and
●	Use "point-and-click" features to manage the streaming process.

A customer using MediaConsole can request a number of additional features without needing to contact our customer service representatives. This automation allows us to minimize personnel costs. Customers typically commit to a monthly fee for streaming services, based on the volume and complexity of their specific solution. Customers using both our streaming and our hosting services can use MediaConsole to perform website management tasks such as traffic reporting, e-mail account setup, e-mail forwarding, and Web-based e-mail access.

Professional Services

VitalStream officially launched its Professional Services division in 2005. This division assists our customers in building the unique solutions required for their specialized business models. Through internal and external resources, VitalStream Professional services designs, builds and deploys custom solutions, such as video players, user/GUI interfaces, advertising components, control panels for content management and reporting, authentication web services and Flash Communication Server applications. These solutions are fully integrated into VitalStream's Content Delivery Network. We also architect, design, build and deploy web applications that feature video or audio streaming and interface with existing customer systems. Professional Service fees vary by project.

[	TABLE OF CONTENTS	]

Managed Hosting Services

Hosting is the storing and serving of computer files for Internet delivery. We provide server hardware, bandwidth and continuous system administration, including server and network monitoring, reporting, ongoing maintenance, security and backup. We charge a fixed monthly fee for standard hosting services.

Our hosting customers provide and manage their application software on our hardware and network. We provide and maintain the server hardware, operating system, rack space, power and bandwidth. We also offer the following optional services for an additional fee:

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

Colocation Services

Colocation is the business of providing secure space and an Internet connection for customers to maintain their own servers and other related equipment. We provide limited colocation services to customers wanting to run their servers in one of our data centers in order to take advantage of our network infrastructure. Colocation customers monitor and control these servers and switching hardware, which they can purchase or rent from VitalStream. We provide rack or cabinet space, telco-grade connections to the Internet, an IP address, network cabling, a power source, reporting and other related services. By providing colocation services, we can leverage economies of scale, allowing us to offer a high quality of service for a reasonable fee.

Sales and Marketing

Our sales and marketing professionals are located in three offices in the United States with additional locations planned for Europe in 2006. We market and sell our services and solutions domestically and internationally through our sales and marketing team, which includes associates in direct, channel and OEM sales, professional services, account management and technical consulting. Our reseller and OEM partner relationships allow us to expand our marketing reach and encourage increased adoption of our technology throughout the industry.

[	TABLE OF CONTENTS	]

To support our sales efforts and promote the VitalStream brand, we conduct comprehensive marketing programs. Our marketing strategies include co-marketing with key technology partners, an active public relations campaign, channel partnerships, on-line advertisements, tradeshows, targeted print advertisements and on-going customer communications programs.

Co-Marketing through Key Technology Partners

Co-marketing involves cross-promotion of both ours and our partners' products and services. In 2002, we entered into a co-marketing arrangement with Microsoft. Currently we support and promote Microsoft's Windows Media 10 software in exchange for Microsoft promotion of our products through its Windows Media website. In September 2003, we entered into a co-marketing arrangement with Macromedia (now Adobe). We currently support and promote the Flash Media Server 2.0 software through the Flash Video Streaming Service in exchange for Adobe promotion of our services through its sales force and its website. We extended the agreement with Adobe in 2005.

Public Relations Campaign

Our active public relations program enhances VitalStream's industry presence and extends its brand awareness through press releases, media and analyst briefings, media tours and regular media outreach.

Selling Through Channels

We market our products through channel and OEM partners. We have partner relationships with production companies, advertising agencies, Web designers and technology companies in our industry. In 2005 we launched several key OEM relationships with leading software providers that extend our reach into the consumer market through our PlayStream offering.

Internet Marketing

We engage in various forms of Internet, or online marketing programs through online banner ads and use pay-per-click search engine marketing. We maintain a comprehensive and heavily-visited Internet website with information about our products and services. The website offers a customer showcase that features working examples of streaming media projects. In addition, visitors to the website can view electronic literature, request additional information or special offers, select products and services and place orders.

Print Advertising and Other Marketing

We periodically advertise in industry print publications. We measure the responses received by each publication and adjust the distribution of our print advertising accordingly. A healthy tradeshow schedule ensures VitalStream's presence in the industry, drives awareness of our brand and is part of our lead generation efforts.

[	TABLE OF CONTENTS	]

Competition

VitalStream is considered an Internet content delivery network specializing in streaming media. We compete against well-capitalized content delivery network companies as well as small under-capitalized companies. We also compete for customers who support their streaming and encoding in-house. The market for our products and services is highly competitive. The content delivery sector is evolving and growing rapidly, and companies are continually introducing new products and services.

We believe the streaming media services solutions we offer are comparable and in many cases unique and superior to those offered by our competitors. Aside from products and services, we have a knowledgeable and focused customer support team, along with dedicated post-sales account managers who focus on larger and medium accounts that account for the majority of our revenues. Our team uses call center industry best practices with an advanced ticketing and escalation system that customers can self-manage through our MediaConsole system.

We compete on the depth of our product offerings, the performance and quality of our products and services, the reliability of our network, our expertise and experience in streaming media, our scalability and capacity, ease of implementation, price, and customer support.

Our competitors include Akamai, ATT and Savvis, along with several smaller private companies. In some cases, competitors may have longer operating histories, more customers, greater financial strength and more recognized brands in the industry. These competitors may be able to attract customers more easily because of their financial resources and awareness in the market. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies.

Intellectual Property

Our registered intellectual property is primarily in the form of trademarks. We have registered the VitalStream(R), MediaConsole(R), NetCluster(R), PlayStream(R), Playstream.com(R) and Digital Rights Media(R) trademarks with the United States Patent and Trademark Office and have filed an application for the registration of the trademark MediaOps™. We have also registered these marks in the European Union and some of them in certain additional foreign jurisdictions. We have not tried to register copyrights or patents on any of our software programs, methods, or other ideas, except for a distributed link processing system used in our small business services division, for which an application is pending, but we believe that some of our computer code may have common law copyright protection.

We have a policy of entering into confidentiality, work for hire, and non-disclosure agreements with our employees and some of our vendors and customers as we deem necessary. We also have a policy of not allowing customers to access our software source code. These agreements and policy are intended to protect our intellectual property, but we cannot assure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or adverse infringement claims. We cannot prevent piracy of our software, methods and features, and we cannot determine the extent to which our software, methods and features are being pirated. Further, the laws of some foreign countries do not protect our proprietary rights as well as the laws of the United States.

[	TABLE OF CONTENTS	]

Research and Development Expenses

We spent $1,001,301 during 2005, $476,724 during 2004, and $369,510 during 2003 on company-sponsored research and development. To date, none of our research has been sponsored by customers.

Customer Concentrations

For 2005, Comcast Corporation, MySpace, Inc. and World Netmedia, LLC. accounted for approximately 14%, 11% and 11% of our revenue, respectively. The loss of any of these customers could have a material adverse effect on our business.

Employees

As of March 23, 2006, we had a total of 85 employees. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relationship with our employees to be good.

Corporate Information and History

Our principal executive offices are located at One Jenner, Suite 100, Irvine, California 92618. Our telephone number is (949) 743-2000 and our Internet website address is www.vitalstream.com.

VitalStream Holdings, Inc. ("VHI") was incorporated in 1986 in the state of Nevada. Prior to 1999, VHI, (then known as Larsen-Davis Corporation) manufactured and marketed analytical scientific instruments. In 1999, the company sold substantially all the assets associated with the scientific instruments business. On April 23, 2002, VHI (then known as Sensar Corporation) consummated a merger by which VitalStream, Inc. became a wholly-owned subsidiary of VHI, and the business of VitalStream, Inc. became the business of VHI. In 2002, the name of Sensar Corporation was changed to VitalStream Holdings, Inc.

In January 2003, another VHI wholly-owned subsidiary, VitalStream Broadcasting Corporation, entered into an agreement with Epoch Networks, Inc. and Epoch Hosting, Inc. ("Epoch") pursuant to which VitalStream Broadcasting Corporation acquired Epoch's hosting and colocation contracts, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center, and a certificate of deposit for $300,000, which serves as collateral on the leaseholder interest. As consideration for those assets, we paid to Epoch Hosting $200,000 in cash and issued 3,848,760 shares of common stock to Epoch.

On April 27, 2005, VHI acquired the business of PlayStream, LLC, a provider of fully automated, self service small business streaming media services, headquartered in Seattle, Washington, effective as of April 1, 2005, for $500,000 in cash, 3,750,000 shares of VitalStream Holdings, Inc. common stock valued at $2,137,500 and 200,000 warrants to purchase common stock at an exercise price of $1.35 valued at $111,272 for a total purchase price of $2,748,772.

[	TABLE OF CONTENTS	]

Today, VitalStream Holdings Inc. and its subsidiaries offer global integrated content delivery services enabling businesses to broadcast their digital media and communications to worldwide audiences via the Internet. We provide complete solutions including audio and video streaming, live event broadcasting, media asset management, integrated web hosting and services that seamlessly integrate with today's leading streaming media technologies.

[	TABLE OF CONTENTS	]

ITEM 1A. RISK FACTORS

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

               We have experienced net losses in each quarter since inception, with net losses of approximately $12.7 million from inception through December 31, 2005, and we are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable.

The market for Internet broadcasting and streaming services may not grow at a pace that permits us to continue to grow.

               The market for Internet broadcasting and streaming services is relatively new and evolving. As a result, we cannot be certain that a viable market for our services will be sustainable. Factors that may inhibit the growth of the market for Internet broadcasting services include:

●

Our customers may be unwilling to broadcast over the Internet because of issues related to protection of copyrights, royalty payments to artists and publishers, illegal copying and distribution of data, and other intellectual property rights issues.

●	Consumers may decide not to acquire high speed connectivity to the Internet at rates sufficient to support the continued growth of Internet broadcasting.
●

Consumers may determine not to view or listen to media broadcasts over the Internet because of, among other factors, poor reception of electronic broadcasts or the creation or expansion of competing technologies, such as television beaming or interactive cable, that provide a similar service at lower cost or with better features.

●	Customers that use the Internet to broadcast presentations or meetings may determine that alternative means of communications are more effective or less expensive.
●	New laws and regulations may negatively affect consumers' and businesses' use of the Internet, thereby reducing demand.

[	TABLE OF CONTENTS	]

               If the market for Internet broadcasting services does not continue to grow, or grows more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

We are dependent upon third-party suppliers and may be unable to find alternative suppliers on reasonable terms, or at all.

               We rely on other companies to provide licensing arrangements and supply key components of our network infrastructure, including Internet bandwidth, which constitutes our largest direct cost of providing services, and networking equipment. Additionally, we rely on third-party development of technology to provide media-related functionality, such as streaming media formats and payment processing. We do not have long-term agreements governing the supply of many of these services or technologies, and most are available from only limited sources. For example, the majority of our revenue is dependent on technology licensed from two vendors, Adobe Systems Incorporated and Microsoft Corporation. We may be unable to continue to obtain needed services or licenses for needed technologies on commercially reasonable terms, including cost (or, in some cases, at all), which would adversely affect our business, financial condition and results of operations.

We may acquire businesses or assets, or enter into other business combination transactions, that may be difficult to integrate.

               As part of our growth strategy we established PlayStream, Inc. to acquire all of the assets of PlayStream, LLC (now Easy Link, LLC), located in Seattle, Washington in 2005. In the future, we expect to enter into additional transactions to acquire other companies or a substantial portion of their assets, or to combine our business with theirs. These acquisitions or business combinations involve numerous risks, including the following possibilities:

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

[	TABLE OF CONTENTS	]

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

               In order to successfully implement our business strategy, we must establish and achieve substantial growth in our customer base through sales, business acquisitions or a combination thereof. If achieved, significant growth would place significant demands on our management, systems of financial and internal controls and network infrastructure. It would also almost certainly require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. Moreover, significant growth would require an increase in the number of our personnel, particularly within sales and marketing, customer service and technical support. The market for such personnel remains highly competitive, and we may not be able to attract and retain the qualified personnel required by our business strategy. If successful in attracting new customers, we may outgrow our present facilities and/or network capacity, placing additional strains on our human resources in trying to locate, manage and staff multiple locations and to scale our network.

There are numerous risks associated with having Dolphin and WaldenVC as significant stockholders.

               Through their holdings of common stock, affiliates of Dolphin Equity Partners presently control 12,760,458 votes in connection with the election of directors and other matters, 15% of the voting power of our company, and affiliates of WaldenVC presently control 13,223,836 votes in connection with the election of directors and other matters, representing approximately 16% of the voting power of our company. Each of Dolphin Equity Partners and WaldenVC also have contractual rights effectively assuring each of them a seat on our board of directors. As a result of their stock holdings and board seats, Dolphin or WaldenVC may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future merger or asset sale transactions.

[	TABLE OF CONTENTS	]

The markets in which we operate are highly competitive, and we may be unable to compete successfully against existing or future competitors of our businesses.

               We have experienced, and expect to continue to experience, an increasingly competitive market.  Our current and future competitors in Internet streaming may include other digital content delivery providers, Internet broadcast network specialty providers and alternative access providers such as various cable television companies, direct broadcast satellite, DSL, telecommunication companies, wireless communications providers and other established media companies. Our current and future competitors in hosting and colocation may include other Internet hosting, colocation and access businesses, including such major providers as Savvis and AT&T, and essentially any other participant in the Internet industry.

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

Our services are subject to potential liability from system failure and security risks.

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

●	We and our users may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers, or current or former employees.
●	We and our users may experience interruptions in service as a result of our suppliers, particularly suppliers of electricity and bandwidth, to perform their contractual obligations.
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

●

Failure of our systems including hardware and software or that of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers) and adversely affect our relationships with our customers and lead to lawsuits and contingent liability.

               The occurrence of any natural disaster (including earthquakes), power outage, unauthorized access, computer virus, equipment failure or other disruptive problem could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customer losses and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

               During the fiscal year ended December 31, 2005, three unrelated customers accounted for an aggregate of 36% of our revenues. Several additional customers accounted for between 5% and 10% of our revenues. Our agreements with many of these key customers expire in any given year unless renewed by the customer, are terminable at any time upon short-term notice, or are otherwise terminable during 2006. Decisions by one or more of these key customers to not renew, terminate, or substantially reduce, their use of our services could substantially slow our revenue growth and even lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we could become profitable if our revenue were to cease growing.

[	TABLE OF CONTENTS	]

We are dependent upon key personnel who may leave at any time and may be unable to attract qualified personnel in the future.

               We are highly dependent upon the continued services of our senior management team. To the extent our principal managers are parties to employment agreements, such agreements are terminable at will. Although our principal managers have significant equity interests or options to purchase equity interests in the company, such options to purchase equity interests are substantially vested (except with respect to our Chief Executive Officer). In addition, none of the shares held by, or issuable upon the exercise of options held by, our principal managers is subject to repurchase rights and may be retained whether or not such persons remain with the company. The loss of the services of key management personnel could adversely affect our ability to execute our business plan and otherwise have a material adverse effect on our business, financial condition and results of operations.

We may become subject to risks associated with international operations.

               We plan to expand our marketing efforts in foreign countries, which may involve the establishment of one or more data centers or other bases of operations outside of the United States. The establishment or expansion of foreign operations involves numerous risks, including without limitation:

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

●	we may be the target of anti-U.S. politically motivated actions, including boycotts, sabotage, violence, nationalization of resources or discrimination;
●	costs and risks associated with management and internal controls may increase as our employees and assets are located outside of the southern California region;
●

as our overseas revenues, and dependence on such revenues expands, we may become increasingly subject not only to economic cycles in the U.S. but also to cycles in other nations, which may be more variable that those in the U.S.;

●	we may be subject to tariffs, export controls or other trade barriers; and
●	we may experience difficulties in collecting delinquent accounts receivable

[	TABLE OF CONTENTS	]

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

We may incur significant costs to effectively comply with the requirements of the Sarbanes-Oxley Act of 2002 and may be unable to comply in a timely manner.

               We are subject to the regulatory requirements of the Sarbanes-Oxley Act of 2002. We are a smaller company relative to other public companies. As such, the costs to comply with these extensive requirements may impact us in a disproportionate manner. In addition, we may not be able to comply with the requirements by the applicable deadline. Either or both of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

[	TABLE OF CONTENTS	]

Increases in government regulation may have an adverse effect on our business.

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

               Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and although we are unable to determine the extent to which piracy of our products and technology exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Third party claims that we infringe upon their intellectual property rights could be costly to defend or settle.

               Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property that we developed ourselves or that we license from third parties. Third parties may bring claims of infringement against us, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

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

               Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is relatively small, and trading in our common stock is likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more stockholders and may increase or decrease significantly because of buying or selling by a single stockholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of large numbers of shares of our common stock or to obtain a fair price for our common stock in the market.

The market price for our common stock is volatile and may change dramatically at any time.

               The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, the execution or termination of significant customer contracts, significant litigation or other factors or events that would be expected to affect our business, financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

●	intentional manipulation of our stock price by existing or future stockholders;
●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
●	the interest of the market in our business sector, without regard to our financial condition or results of operations;
●	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
●	disputes relating to patents or other significant intellectual property rights held by others that we, our suppliers or our customers use;
●	new product offerings or other business developments announced by our competitors;
●	developments in the businesses of companies that use our streaming or hosting services (such as the expansion or contraction of the use of the Internet to stream to deliver music or other media); and
●	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

[	TABLE OF CONTENTS	]

Our ability to issue preferred stock and common stock may significantly dilute ownership and voting power, negatively affect the price of our common stock and inhibit hostile takeovers.

               Under our Articles of Incorporation, as amended, we are authorized to issue up to 10 million shares of preferred stock and 290 million shares of common stock without seeking stockholder approval. Our board of directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without stockholder approval. Our board of directors also has the authority to issue the remainder of our authorized shares of common stock without stockholder approval. Any issuance of such preferred stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of preferred stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

Because certain existing stockholders own a large percentage of our voting shares, other stockholders' voting power may be limited.

               Our executive officers, directors, their affiliates and other 5% stockholders collectively own or control approximately 48% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These stockholders may make decisions that are benefits themselves at the expense of stockholders generally.

We have not declared any dividends with respect to our common stock.

               We have not declared any dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future. In addition, restrictive covenants in our financings agreements with Comerica Bank presently prohibit our paying dividends without the consent of Comerica Bank.

[	TABLE OF CONTENTS	]

We are subject to certain provisions of the California corporate code.

               Because we are a Nevada corporation, the rights of our stockholders are generally governed by the Nevada Private Corporations Law. However, under Section 2115(a) of the California Corporations Code, we became subject to various sections of the California Corporations Code on January 1, 2004 and will continue to be subject to such conditions until the year after fewer than one-half of our outstanding voting securities (held by other than nominee holders) are held by persons located in California. Although the applicable portions of the California Corporations Code are generally consistent with governing provisions of the Nevada Private Corporations Law and our charter documents, they are not identical. We may be faced with circumstances in which applicable provisions of the Nevada Private Corporations Law or our charter documents cannot be reconciled to governing provisions of the California Corporations Code. The existence of such a conflict may adversely affect our business and operations in various ways in that it may require us to withdraw from a proposed transaction; seek authorizations, interpretations, injunctions or other orders from various courts in connection with a conflict; rescind or re-execute a transaction or pay damages if our good faith attempts at reconciliation are deemed inadequate or incur additional expenses in order to attempt compliance with both governing laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

[	TABLE OF CONTENTS	]

ITEM 2. PROPERTIES

The Company leases facilities and equipment under various lease arrangements. The lease terms range from month-to-month to six years.

In November 2002, August 2003 and July 2005, the Company amended its lease agreement for its corporate facilities located in Irvine, California, extending the term to October 31, 2006, and adding additional space. Total rentable square feet in this facility is 11,449. The Company is required to pay its pro rata share of all taxes, building maintenance costs and insurance. Annual base rental lease payments are as follows:

November 1, 2005 - October 31, 2006	$191,088

In connection with our acquisition of the hosting and colocation assets of Epoch, we assumed a sublease for 16,577 rentable square-feet in Los Angeles, California. The sublease expires on February 27, 2009. Annual base rental payments for this facility, which hosts our hosting and colocation business, are as follows:

November 15, 2004 - February 27, 2009	$397,848

We rent outsourced data center space on a per rack basis for an offsite data center located in Ashburn, Virginia. The contract with respect to such space expires on January 31, 2007, and our annual rent payments under such lease are approximately $127,800.

We do not own any real property. Although we do not have any commitments to lease additional office and data center space, we believe that additional space would be available in our existing buildings or at nearby locations if required.

[	TABLE OF CONTENTS	]

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business, the Company becomes involved in certain legal actions and claims, including lawsuits, administrative proceedings, regulatory and other matters. Substantial and sometimes unspecified damages or penalties may be sought from the Company in some matters, and some matters may remain unresolved for extended periods. While the Company may establish reserves from time to time based on its periodic assessment of the potential outcomes of pending matters, there can be no assurance that an adverse resolution of one or more such matters during any subsequent reporting period will not have a material adverse effect on the Company's results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves, if any, established for pending matters, the Company does not believe that the resolution of currently pending matters, individually or in the aggregate, are material to the business, operations or financial condition of the Company.

[	TABLE OF CONTENTS	]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about March 9, 2006, the Company furnished an Information Statement to its shareholders in connection with its solicitation of written consents approving two resolutions, both of which were approved by the stockholders. The resolutions, and the voting results, are as follows:
(i)

The stockholders considered a resolution authorizing the Board of Directors of the Company, in its discretion at any time prior to December 31, 2006, to take all steps necessary to effect a consolidation (also referred to as a reverse split) of the Common Stock on the basis of a ratio within the range of from 2:1 to 5.5:1, with the ratio to be selected and implemented by the Board of Directors in its sole discretion, if at all. The Company received consents with respect to such resolution as follows, which votes were sufficient for approval:

	FOR: 61,659,279	AGAINST: 480,968

	ABSTAIN: 53,396	BROKER NON-VOTES: 13,530,393

(ii)

The stockholders consider resolution approving an amendment to the Company's 2001 Stock Incentive Plan increasing the number of shares of Common Stock authorized thereunder from 14,500,000 shares to 21,500,000 shares. The Company received consents with respect to such resolution as follows, which votes were sufficient for approval:

	FOR: 47,305,607	AGAINST: 1,304,247

	ABSTAIN: 53,396	BROKER NON-VOTES: 13,530,393

[	TABLE OF CONTENTS	]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Our common stock trades under the symbol "VSTH" on the OTC Bulletin Board. The following table sets forth high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board.

Quarter Ended	High	Low
March 31, 2004	$ 1.27	$ 1.23
June 30, 2004	$ 0.75	$ 0.69
September 30, 2004	$ 0.60	$ 0.57
December 31, 2004	$ 0.84	$ 0.73
March 31, 2005	$ 0.70	$ 0.64
June 30, 2005	$ 0.72	$ 0.69
September 30, 2005	$ 1.13	$ 1.10
December 31, 2005	$ 1.94	$ 1.65

Outstanding Shares and Number of Shareholders

As of  March 23, 2006, the number of shares of our common stock outstanding was  83,876,335 held by approximately 428 holders of record. The outstanding shares do not include up to 11,543,171 shares of common stock authorized for issuance upon exercise of outstanding options granted pursuant to our stock option plans, 6,045,513 shares of our common stock reserved for the future grant of stock options under such plans and  484,278  shares of common stock subject to outstanding warrants to purchase common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the number of shares of our common stock subject to options, warrants and other rights granted, or that may be granted, under our compensation plans as of December 31, 2005.

[	TABLE OF CONTENTS	]

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,992,067(1)	$0.66	0 (2)

Equity compensation plans not approved by security holders	None	None	None

Total	10.992.067	$0.66	0

(1)     Represents shares of common stock of VitalStream Holdings, Inc. that are issuable upon the exercise of outstanding options granted under our 2001 Stock Incentive Plan (the "Option Plan"), and does not include options previously granted under the Option Plan and exercised.

(2)      As of December 31, 2005, the number of shares issued under the Option Plan exceeded by 35,690 shares the number of shares authorized for issuance under the Option Plan. On January 30, 2006, the Board of Directors of the Company approved, and subsequently on March 24, 2006, the shareholders of the Company approved, an amendment to the Company's 2001 Stock Incentive Plan increasing the total number of shares authorized thereunder from 14,500,000 shares to 21,500,000 shares.

Recent Sales of Unregistered Securities

We did not repurchase any securities in transactions that were not registered under the Securities Act in the quarter ended December 31, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our securities, during the quarter ended December 31, 2005.

[	TABLE OF CONTENTS	]

ITEM 6. SELECTED FINANCIAL DATA

Selected Historical Financial and Other Data

The following statement of operations data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001, were derived from the Consolidated Financial Statements of VitalStream Holdings, Inc. The data is derived from financial statements prepared in accordance with accounting principles generally accepted in the United States. The selected financial data below should be read in conjunction with the Consolidated Financial Statements of VitalStream Holdings and the notes thereto attached to this Report and the section below entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

	Year Ended December 31,

	2005(3)	2004	2003(2)	2002(1)	2001(1)

	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$15,880	$9,972	$7,001	$3,787	$1,521
Cost of sales	7,921	4,600	3,390	2,143	1,094
Gross profit	7,959	5,372	3,611	1,644	427
Total operating expenses	11,312	6,411	4,565	3,890	3,143
Loss from operations	(3,353)	(1,039)	(954)	(2,246)	(2,716)
Other income (expense)	(663)	(505)	(99)	61	(85)
Loss before income taxes	(4,016)	(1,544)	(1,053)	(2,185)	(2,801)
Tax (expense) benefit	(2)	(2)	(2)	(2)	(2)
Net loss	(4,018)	(1,546)	(1,055)	(2,187)	(2,803)
Net loss per share - basic and diluted	$(0.06)	$(0.03)	$(0.04)	$(0.10)	(.21)
Shares used in calculation of net loss per share	63,970	47,366	29,708	21,413	13,443

	Year Ended December 31,

	2005(3)	2004	2003(2)	2002(1)	2001(1)

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,118	$10,276	$773	$238	134
Working capital (deficit)	1,337	8,352	(28)	(565)	(521)
Fixed assets, net	7,802	3,409	1,401	809	915
Total assets	20,029	16,229	4,655	2,866	2,397
Debt and capital lease obligations, including
current portion	4,586	2,696	1,827	747	267
Stockholders' equity	$12,219	$11,321	$1,473	$889	1,330

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

(3) On April 27, 2005, VitalStream acquired the business of PlayStream, LLC. The deal was effective as of April 1, 2005.

[	TABLE OF CONTENTS	]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as "believe," "could," "may," "anticipate," "intend," "expect," "will," "plan," "estimate," "continue," "should" or "would". Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the discussions set forth in Item 1A "Risk Factors" in this Report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

VitalStream Holdings, Inc. provides products and services for storing and delivering audio and video digital media to large global audiences over the Internet. Our solutions enable companies to easily, securely and reliably create revenue streams from their media assets via subscription or ad-based business models. Streaming Service for Flash, Streaming Service for Windows Media and Content Delivery Service represent our core product lines and provide the foundation on which all of our other products and services are based. These other services include audio and video streaming, live event streaming, media asset management, integrated hosting services, advertising solutions, subscription services, content delivery, and professional services. We also provide a self service, automatic streaming product that is available for small or home business customers through our small business platform. Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage, broadcasting, hosting and related functions to VitalStream and its partners. Our business model leverages our expertise, experience and resources in audio and video streaming as well as our integrated hosting technology to persuade customers to utilize our Internet content delivery services.

Our revenues primarily consist of monthly recurring revenues from contracts with terms of generally one year or more. These contracts usually have a fixed minimum commitment based on a certain level of usage with additional charges for any usage over the minimum commitment level. This monthly recurring revenue model allows us to build a base of consistent and predictable revenue streams. Our success depends on our ability to retain our current customers, and at the same time, growing this base by adding new customers with similar monthly recurring revenue arrangements, and by increasing sales of additional products and services to our customers.

[	TABLE OF CONTENTS	]

In 2005, we continued to position our Company to increase revenue and market share, and to take advantage of the demand and growth opportunities within the streaming media market. In addition to increasing our sales and marketing efforts, we invested heavily in our content delivery network to increase scalability and capacity to allow us to handle greater revenue growth. We also continued to supplement and enhance our portfolio of products and services. In 2006, we will continue to focus on driving growth in our revenue base. But we expect that these investments in our content delivery network, our product portfolio, and our sales and marketing efforts, will be increasingly offset by increases in volume purchasing gains, greater operational efficiencies and tight cost controls as we strive to be cash flow positive in 2006.

The following are events and trends that will likely affect our financial condition and results of operations in 2006:

●

Revenue grew by 59% in 2005 compared to 2004. We expect that favorable trends in broadband adoption, Internet streaming usage, Internet advertising spending, and rich and streaming media spending will continue to drive growth in our revenue base.

●

Depreciation expense in 2005 was $1.3 million higher than in 2004. During the back half of 2005, we spent over $5 million to further strengthen our content delivery network infrastructure by upgrading our current storage architecture with a Storage Area Network (SAN) solution and adding an additional 1,000 servers distributed across our multiple data centers. We intend to continue to invest in our content delivery network as necessary. As a result of the above, and primarily due to the higher depreciation level beginning in the fourth quarter of 2005, depreciation will likely be higher in 2006.

●

Although our total bandwidth cost increased during 2005 compared to 2004, we were able to reduce our bandwidth cost per unit during 2005 as a result of favorably renegotiating certain bandwidth contracts and higher volume purchasing leverage. In 2006, we believe that our overall bandwidth costs will continue to increase as a result of increasing usage levels, but will be partially offset by continued decreases in our bandwidth cost per unit.

●

In April 2005, and effective as of April 1, 2005, VitalStream acquired the business of PlayStream, LLC, a leading provider of small business streaming media services, headquartered in Seattle, Washington. The acquisition augmented our services and customer base, allowing us to offer an affordable, self-service platform suited for small and medium-size businesses (SMB) and small and home office (SOHO) customers and resellers. The deal was valued at $500,000 in cash, 3.75 million shares of VitalStream Holdings, Inc. common stock and 200,000 warrants to purchase common stock at an exercise price of $1.35. In 2005, the effect of only nine months was included in our financial statements while in 2006, a full 12 months will be included.

[	TABLE OF CONTENTS	]

●

On December 31, 2005, we entered into an amended loan and security agreement (the "Amendment") with Comerica Bank. The Amendment amends the Loan and Security Agreement dated as of October 7, 2004. Effectively, the Amendment increases the existing revolving line of credit from $2,000,000 up to $2,235,000, revises the existing term line of credit from $2,000,000 to $1,900,607, and adds an additional fixed term loan of $2,000,000. To the extent we pay off theseloans outstanding with Comerica, earlier than scheduled, interest expense and income during 2006 will be affected accordingly.

●

Section 404 of the Sarbanes-Oxley Act of 2002 applies to all public companies. Under Section 404, public companies are required to design, establish and maintain an adequate system of internal financial and disclosure controls, assess such controls as of the end of each fiscal year, and engage an independent accounting firm to evaluate and provide an opinion on management's assessment of their controls. On March 2, 2005, the Securities and Exchange Commission (SEC) postponed by one year the date of effectiveness for compliance with the assessment and auditing requirements of Section 404 for non-accelerated filers such as the Company until the end of fiscal 2006. We expect to be required to comply with Section 404 assessment, reporting and auditing requirements for fiscal 2006 and expect to incur additional costs in 2006 for the costs of the audit and achieving compliance.

●

Statement of Financial Accounting Standards, or SFAS 123R, became effective January 1, 2006. Under SFAS 123R, we are required to record a deferred compensation expense for employee equity grants at the fair value at the time of grant. The deferred compensation calculated under a fair value method would then be amortized over the respective vesting period of the equity grant and will be included in results of operations. We expect this expense to be significant in 2006 and in the future as a result of this new requirement, as we have a large number of unvested employee options outstanding, and plan to continue to grant equity-based compensation in the future.

●

On February 3, 2006, we closed a financing transaction with institutional investors by issuing 10,769,230 shares of common stock at a price of $1.30 per share generating gross proceeds to the Company of $14 million. Net proceeds from this transaction will be used for general corporate purposes, including network and infrastructure expenditures, supporting domestic and international growth, and funding ongoing product development.

[	TABLE OF CONTENTS	]

While the opportunities for us are increasing, they are not without risk. Our business and our industry face numerous risks (see Item 1A "Risk Factors"), only some of which can be mitigated to varying degrees in advance, and others of which can only be dealt with reactively, if at all. As with any technology company, new technological advances within our industry could cause a paradigm shift in how we develop, market and deliver our products and services or how users perceive and use them. Some of these advances may be unavailable to us and we may not have a comparable or competitive technological offering.

The upward trend in sales growth combined with operational efficiencies creates an opportunity for us to become profitable in the future. However, there can be no assurance that we will ever be profitable in the future or on a sustained basis.

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

[	TABLE OF CONTENTS	]

Results of Operations

VitalStream, Inc. was incorporated in March 2000 in the State of Delaware. On April 23, 2002, VitalStream merged with and into a wholly-owned subsidiary of VitalStream Holdings. Because VitalStream Holdings did not have any operations immediately prior to the VitalStream merger, the primary business of VitalStream is now the business of VitalStream Holdings. VitalStream Holdings, Inc. ("VHI") was incorporated in 1986 in the State of Nevada.

Effective as of January 1, 2003, we acquired certain customers and assets of Epoch Hosting and Epoch Networks, including our Los Angeles Broadcast Center. Our financial results for periods after January 1, 2003 reflect the integration of this acquisition.

Effective as of April 1, 2005, we acquired the business of PlayStream, LLC. In 2005, the effect of nine months was included in our financial results while in 2006, a full twelve months will be included in our financial results.

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

	December 31,

	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	49.9	46.1	48.4

Gross profit	50.1	53.9	51.6
Operating expenses:
Research & development	6.3	4.8	5.3
Sales & marketing	35.8	28.7	29.1
General & administrative	29.1	27.8	30.8
Stock-based compensation	-	3.0	-

Operating Loss	(21.1)	(10.4)	(13.6)
Interest income (expense)	(1.5)	(4.6)	(2.1)
Income tax expense	0.0	0.0	0.0
Amortization of loan costs	0.0	(0.4)	(0.6)
Other income (expense)	(2.7)	0.0	1.3

Net other income (expense)	(4.2)	(5.0)	(1.4)

Net loss	(25.3)%	(15.4)%	(15.0)%

[	TABLE OF CONTENTS	]

Year ended December 31, 2005 Compared to Year ended December 31, 2004

Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting and sales of hardware and software. Revenues increased from $9,972,078 for the year ended December 31, 2004 to $15,880,080 for the year ended December 31, 2005, an increase of 59.2%. This increase in revenue primarily reflects the addition of new customers using VitalStream services and technology to deliver streaming media, as well as additional revenue from the addition of new managed server and colocation customers and the increase in average per-customer service utilization within the installed base of such customers. In addition, effective as of April 1, 2005, VitalStream acquired the business of PlayStream, LLC, a provider of small business streaming media services. PlayStream accounted for 9% of revenue during 2005. We expect revenue to grow throughout 2006 from the addition of new customers and from increased services to existing customers as we continue to release new products and services, promote our new professional services value added offering, enhance our sales force, build on existing and add new channel and OEM partnerships, increase our marketing efforts, increase awareness of our products and services in our markets, and focus on new markets.

Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $4,599,905 for the year ended December 31, 2004, to $7,921,470 for the year ended December 31, 2005, an increase of 72.2%. Cost of revenue as a percentage of revenue, increased from 46.1% for the year ended December 31, 2004 to 49.9% for the year ended December 31, 2005.

The increased cost in absolute dollars primarily reflects an increase in depreciation, licensing fees and bandwidth while the increased cost as a percentage of revenue was primarily attributable to higher depreciation and license fees. Depreciation increased in both absolute dollars and as a percentage of sales as a result of a significant investment in our content delivery network during the back half of 2005 to increase scalability and capacity. Software license fees increased in both absolute dollars and as a percentage of sales due to higher growth in streaming sales. Bandwidth costs increased in absolute dollars but decreased as a percentage of revenues due to economies of scale realized from our increasing purchasing volume and additional decreases in bandwidth prices.

Effective January 1, 2006, our per unit license fees were reduced as a result of favorable pricing through increased purchasing volume from higher streaming sales. We also expect per unit bandwidth costs to decrease over 2006 as we increase efficiencies in distributing bandwidth among our carriers, and we achieve more favorable pricing through greater bandwidth purchasing volume. As such, excluding stock-based compensation expense, during the first quarter of 2006, we expect the cost of revenue as a percentage of revenue to increase compared to full year 2005, as increases in depreciation from increased capital expenditures to increase the capacity and scalability of our content delivery network in the back half of 2005, and the effect of expensing employee stock options under SFAS 123R in 2006, are only partially offset by economies of scale in our relatively fixed cost base, such as our Internet backbone, network operations employee costs, and data center facility costs. Over the remainder of 2006, we expect our unit cost of revenue to then decrease as we realize reductions in license fee and bandwidth costs, and the fixed portion of our costs are spread over an increasing revenue base.

[	TABLE OF CONTENTS	]

Research and Development. Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our product offering. Research and development expense increased 110.0% from $476,724 for the year ended December 31, 2004, to $1,001,301 for the year ended December 31, 2005. As a percentage of revenue, research and development increased from 4.8% for the year ended December 31, 2004 to 6.3% for the year ended December 31, 2005. This absolute dollar increase reflects higher payroll and other costs to support our expanding product and service mix. The rise as a percentage of revenue was due to an increase in our efforts to develop new features and technology to enhance our core product offering. We expect research and development expense to increase in absolute dollars and to stay roughly the same or increase slightly as a percentage of revenue in 2006 compared to full year 2005, due to the effect of expensing employee stock options under SFAS 123R in 2006, and we continue to invest in our core product offering.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense increased from $2,861,351 for the year ended December 31, 2004 to $5,689,301 for the year ended December 31, 2005, an increase of 98.8%. As a percentage of revenue, sales and marketing increased from 28.7% for the year ended December 31, 2004 to 35.9% for the year ended December 31, 2005. This absolute dollar increase reflects increased payroll and related costs to expand and support both the domestic and international sales force, increased commissions due to higher sales, and increased marketing and advertising costs to increase market awareness and generate new customers. The increase as a percentage of revenue represents additions to our sales force to begin developing our professional services business and increase market awareness internationally, particularly in Europe. We expect sales and marketing expense to increase in absolute dollars during 2006, and to increase as a percentage of revenue in the first quarter of 2006 compared to full year 2005 due to the effect of expensing employee stock options under SFAS 123R in 2006, but to decrease through the remainder of 2006 compared to full year 2005, as we expect revenue will grow at a faster rate than the increase in sales and marketing expenses.

General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees, insurance, legal costs, and costs to maintain and support our facilities. General and administrative expense increased from $2,769,848 for the year ended December 31, 2004 to $4,620,691 for the year ended December 31, 2005, an increase of 66.8%. General and administrative expense as a percentage of revenue increased from 27.8% for the year ended December 31, 2004 to 29.1% for the year ended December 31, 2005. The increase in absolute dollars primarily related to costs required to support higher growth, temporary need to hire outside consultants to fill full time positions that are now permanently staffed, and expenses associated with the establishment and documentation of internal controls over the recording and reporting of financial transactions to fulfill the requirements of the Sarbanes-Oxley Act of 2002. We expect general and administrative expense to increase in absolute dollars during 2006, and to stay the same or increase as a percentage of revenue in the first quarter of 2006 compared to full year 2005 due to the effect of expensing employee stock options under SFAS 123R in 2006, but to decrease through the remainder of 2006 compared to full year 2005, as the relatively fixed general and administrative costs are spread over an increasing revenue base.

[	TABLE OF CONTENTS	]

Stock-based Compensation. During 2004, 467,957 common stock options were modified in order to permit exercise at any time within 12 months of termination of employment for our former Chief Financial Officer as part of a severance agreement. Consistent with Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25, the modification resulted in a new measurement date. As a result, the difference between the exercise price and the fair market value of the common stock on the new measurement date for the options totaled $302,628 and was recorded as a non-cash charge to stock-based compensation for the twelve months ended December 31, 2004. There was no similar expense in 2005.

Net Interest Expense. Net interest expense decreased from $461,313 for the year ended December 31, 2004 to $228,654 for the year ended December 31, 2005. The decrease was primarily due to the impact in 2004 of one-time payments of approximately $231,000 of interest and premiums associated with the conversion of $1.1 million in Amended and Restated Convertible Promissory Notes (the "Convertible Notes") and all outstanding shares of 2003 Series A Preferred Stock into common stock during the second quarter of 2004. Excluding this transaction, net interest expense was roughly comparable at approximately $230,313 in 2004 compared to $228,654 in 2005.

We expect net interest expense to decrease in 2006 due to increases in cash balances from warrant exercises and a private equity investment. On December 15, 2005, the Company received $1.8 million in cash from a warrant exercise by one our shareholders. The warrant exercised was issued as part of a private equity financing on June 16, 2004. The Company also received an additional $1.5 million in cash in January 2006 when all of the remaining investors holding warrants as part of the same equity investment exercised their warrants. Furthermore, the completion of a private equity financing on February 3, 2006 resulted in an inflow of $14 million in cash. This financing transaction was accomplished through a private placement of 10,769,230 shares of common stock of the Company at a price of $1.30 per share.

Other Income (Expense). In the fourth quarter of 2005, we recorded a one-time write down of $613,772 on certain older network equipment with an original cost value of $1,315,799 net of accumulated depreciation of $702,027 that was replaced during our network architecture upgrade. This was offset by a one-time gain of approximately $200,000 from the sale of certain smaller non-core business hosting accounts to a third party in the first quarter of 2005.

Net Loss. Our net loss increased from $1,545,885 for the year ended December 31, 2004 to $4,018,426 for the year ended December 31, 2005 due primarily to increased investments in our network infrastructure, product development, sales and marketing efforts, and general infrastructure.

Statement of Financial Accounting Standards, or SFAS 123R, will be effective January 1, 2006. Under SFAS 123R, we will be required to record a deferred compensation expense for employee equity grants at the fair value at the time of grant. The deferred compensation calculated under a fair value method will then be amortized over the respective vesting period of the equity grant and will be included in results of operations. We expect this expense to be significant in 2006 and in the future, as we have a large number of unvested employee options outstanding, and plan to continue to grant equity-based compensation in the future.

[	TABLE OF CONTENTS	]

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

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salary and commissions, in addition to the costs of various marketing programs. Sales and marketing expense increased from $2,036,232 for the year ended December 31, 2003 to $2,861,351 for the year ended December 31, 2004, an increase of 40.5%. As a percentage of revenue, sales and marketing decreased from 29.1% for the year ended December 31, 2003 to 28.7% for the year ended December 31, 2004. This absolute dollar increase reflects increased payroll and related costs to expand and support the sales force, and increased marketing and advertising costs to increase market awareness and generate new customers. The decrease as a percentage of revenue represents relatively lower spending in absolute dollars relative to a significant increase in revenue.

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

Net Interest Expense. Net interest expense increased from $150,229 for the year ended December 31, 2003 to $461,313 for the year ended December 31, 2004. The increase in net interest expense was primarily due to one-time payments of approximately $231,000 of interest and premiums associated with the conversion of $1.1 million in Convertible Notes and all outstanding shares of 2003 Series A Preferred Stock into common stock during the second quarter of 2004, additional interest expense from increased use of capital lease financing, and increased interest expense from the use of a credit line under a previous factoring arrangement in place during the first half of 2004 but not in place during the first half of 2003.

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

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments and contractual service agreements, and the periods in which payments are due as of December 31, 2005:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	1/1/06- 12/31/06	1/1/07- 12/31/08	1/1/09 - 12/31/10	After 1/1/11

Operating leases	$93,656	$24,509	$38,673	$30,474	$--
Capitalized leases	982,081	753,743	228,338	--	--
Office leases	1,908,884	655,512	1,011,294	242,078	--
Contractual service agreements	1,079,000	1,079,000	--	--	--
Long-term debt(1)	3,735,337	2,991,621	743,716	--	--

Total contractual obligations	$7,798,958	$5,504,385	$2,022,021	$272,552	$--

(1) This represents the Comerica line of credit and term loan facilities.

Our capitalized leases represent $850,903 plus interest spread over eight capitalized lease financing arrangements. The hardware and software obtained through these capital lease arrangements were used in our data center operations, for supplying service to our customers, maintaining and increasing the capacity of our internal network and providing the equipment needed for internal staff.

In 2006, we intend to continue to invest in our content delivery network to increase capacity and scalability in order to accommodate the growth of our existing customer base and to support new customer growth as necessary.

Liquidity and Capital Resources.

On October 7, 2004, we entered into a one-year $4,000,000 secured credit agreement (the " Loan and Security Agreement ") with Comerica Bank ("Comerica"). The Loan and Security Agreement included a term line of credit of up to $2,000,000 to finance equipment purchases made prior to September 30, 2005 with interest payable based on a rate equal to Comerica's published prime rate plus 0.50% and a revolving line of credit of up to $2,000,000 for general working capital needs with interest payable based on a rate equal to Comerica's published prime rate.

On December 31, 2005, we entered into an amended loan and security agreement (the "Amendment") with Comerica Bank. The Amendment amends the Loan and Security Agreement dated as of October 7, 2004. The Amendment increases the revolving line of credit from $2,000,000 up to $2,235,000 for general working capital needs with interest payable based on a rate equal to Comerica's published prime rate plus 0.50% until the maturity date of December 31, 2006.

[	TABLE OF CONTENTS	]

The Amendment also revises the term line of credit of up to $2,000,000 to finance equipment purchases made prior to September 30, 2005 to a fixed term amount of $1,900,607 with principal and interest payable monthly based on a rate equal to Comerica's published prime rate plus 0.50% with a maturity date of September 30, 2007.

The Amendment adds to the Loan and Security Agreement a fixed term loan of $2,000,000 to finance equipment purchases. Interest accrues on the term loan at Comerica's published prime rate plus 1.00% with a maturity date of March 31, 2008.

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

Effective April 1, 2005, VitalStream acquired the business of PlayStream, LLC, a leading provider of small business streaming media services, headquartered in Seattle, Washington. The deal was valued at $500,000 in cash, 3.75 million shares of VitalStream Holdings, Inc. common stock and 200,000 warrants to purchase common stock at an exercise price of $1.35.

On December 15, 2005, the Company received $1.8 million in cash from a warrant exercise by one of our shareholders. The warrant exercised by the shareholder was issued as part of a private equity financing on June 26, 2004. The Company also received an additional $1.5 million in January 2006 when all of the remaining investors holding warrants as part of the same equity investment exercised their warrants.

On February 3, 2006, we closed a private equity financing with institutional investors by issuing 10,769,230 shares of common stock at a price of $1.30 per share generating gross proceeds to the Company of $14 million. Net proceeds from this transaction will be used for general corporate purposes, including network and infrastructure expenditures, supporting domestic and international growth, and funding ongoing product development.

Uses of cash during the year ended December 31, 2005 included cash used by operations of $2,876,594, primarily due to an increase in accounts receivable at the end of 2005 from higher sales, and the fact that certain larger customers delayed making their payments until early 2006, and $7,494,428 used in investing activities, of which $6,997,360 was used for capital expenditures and approximately $500,000 was used as part of the consideration paid for the acquisition of PlayStream. Capital expenditures of $6,997,360 for 2005 compared to $3,065,112 for the year ended December 31, 2004. The increase in capital expenditures during 2005 primarily related to the purchase of additional equipment to support the build out and upgrade of our network infrastructure in the second half of 2005 and to support the overall increase in sales.

[	TABLE OF CONTENTS	]

Sources of cash during the year ended December 31, 2005 included $4,213,008 from financing activities. Of the $4,213,008 of net cash provided by financing activities, $2,851,607 represents cash received from the bank through the credit facilities to fund capital expenditure purchases, and $2,667,435 was received from the exercise of outstanding stock options and warrants, offset by payments on capital leases of $878,460. As a result of the above transactions in 2005, as of December 31, 2005, we had $4,118,308 in cash and cash equivalents, compared to $10,276,322 as of December 31, 2004.

We had $200,626 of restricted cash at December 31, 2005, securing the lease for our Los Angeles Data Center.

The February 3, 2006 financing together with the warrant exercises have further strengthened our balance sheet and have provided additional funds to enable the Company to make strategic acquisitions and/or investments as necessary in the future.

We hope to rapidly expand our operations during 2006. We may also seek to expand our operations through strategic acquisitions or investments. If we were to engage in strategic acquisitions, we may need to seek additional financing in order to pay for the transaction costs of any large mergers and/or acquisitions (e.g., legal and accounting fees, integration expense and working capital to support the acquired entity). However, we expect that the cash we have on hand, together with recurring operating revenues and funds obtained through our credit facility, will be sufficient to meet our current and future obligations until the time that the Company can consistently sustain itself on its internally-generated cash flow.

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

Supplementary Financial Information

The following Supplementary Financial Information for the fiscal quarters ended March 31, June 30, September 30 and December 31 in each of the years 2005 and 2004 were derived from unaudited quarterly consolidated financial statements of the Company (except for 4th quarter data which was determined by comparing annual financial data with 3rd quarter financial data).

Supplementary Financial Information by Quarter, 2005and 2004 (in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2005:
Net sales	$3,398	$3,957	$3,852	$4,679
Gross profit	1,744	2,194	2,055	1,966
Net loss	(196)	(528)	(999)	(2,295)
Loss per common share (1)
Basic and diluted	(.00)	(.01)	(.02)	(.03)
Weighted average shares used	60,367	63,533	65,318	66,535

Year Ended December 31, 2004:
Net Sales	$1,991	$2,302	$2,691	$2,987
Gross profit	1090	1,356	1,451	1,484
Net loss	(213)	(648)	(224)	(462)
Loss per common share (1)
Basic and diluted	(.01)	(.02)	(.00)	(.01)
Weighted average shares used	32,114	37,014	60,029	60,029

(1)   Loss per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share amounts does not necessarily equal the total for the year.

[	TABLE OF CONTENTS	]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

Financial Statements And Schedules
(a)	Documents Filed

	1.	Financial Statements. The following Consolidated Financial Statements of the Company and Auditors' Report are filed as part of this Annual Report on Form 10-K:

		●	Report of Independent Registered Public Accounting Firm

		●	Consolidated Balance Sheets as of December 31, 2005 and 2004

		●	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

		●	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

		●	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

		●	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule. Not applicable.

	3.	Exhibit List

[	TABLE OF CONTENTS	]

Exhibits
Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

2.1	Agreement and Plan of Merger dated February 13, 2002 among the Company, VitalStream and VitalStream Operating Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002, File No. 001-10013

2.2	Amended and Restated Asset Purchase Agreement dated January 15, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

4.1	Form of Certificate representing shares of VitalStream Holdings Common Stock	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

4.2	Form of Warrant (PIPE Investor)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

4.3	Form of Warrant (PIPE Placement Agent)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

4.4	Form of Amendment to Common Stock Purchase Warrant (Additional Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

[	TABLE OF CONTENTS	]

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
4.5	Form of Amendment to Common Stock Purchase Warrant (Amended and Restated Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

4.6	Form of Warrant (Amended and Restated)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.7	Form of Warrant (Additional Warrant)	Form of Warrant (Additional Warrant)

4.8	Form of Amended and Restated Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.9	Form of Consulting Warrant (25,000 Shares)	Incorporated by reference to the Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on June 8, 2004, File No. 0-17020

4.10	Form of Consulting Warrant (50,000 Shares)	Incorporated by reference to the Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on June 8, 2004, File No. 0-17020

4.11	Stock Purchase Warrant dated April 23, 2002 issued to Brookstreet Securities Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

4.12	Stock Purchase Warrant dated April 23, 2002 issued to Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

4.13	Amendment to Stock Purchase Warrant issued to Brookstreet Securities Corporation dated October 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

[	TABLE OF CONTENTS	]

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
4.14	Amendment to Stock Purchase Warrant issued to Gary Madrid dated October 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

4.15	Stock Purchase Warrant dated April 23, 2002 issued to Joe Kowal	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

10.1	Sublease dated as of November 15, 1999, by and between Charter Holdings, Inc. and VitalStream Broadcasting Corporation (as successor to Epoch Networks, Inc.), as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

10.2	Industrial Lease Between The Irvine Company and ReceiveTV, Inc., as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 16, 2002, File No. 0-17020

10.3	Third Amendment to Industrial Lease Between The Irvine Company and Receive TV, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003

10.4	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

10.5	2001 Stock Incentive Plan (Third Amended and Restated as of January 27, 2006)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 3, 2006, File No. 001-10013

10.6	Employment Agreement dated October 18, 2002 between the Company and Philip N. Kaplan	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

[	TABLE OF CONTENTS	]

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
10.7	Employment Agreement dated October 18, 2002 between the Company and Steve Smith	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.8	Employment Agreement dated October 18, 2002 between the Company and David Williams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.9	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003

10.10	Master Equipment Lease dated March 6, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003

10.11	Letter agreement dated January 27, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003

10.12	Factoring and Security Agreement dated June 30, 2003 with Alliance Bank	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003

10.13	Letter agreement dated May 13, 2003 with Netifice Communications Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003

10.14	Securities Exchange and Purchase Agreement dated as of September 30, 2003	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.15	Amended and Restated Investor Rights Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

[	TABLE OF CONTENTS	]

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
10.16	Amended and Restated Registration Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.17	Amended and Restated Security Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.18	Amended and Restated Guaranty	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.19	Bandwidth Redundancy and Cooperative Purchasing Agreement dated December 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

10.20	Amendment No. 1 to Revolving Equipment Lease dated October 21, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

10.21	Second Lease Line Agreement with Boston Financial & Equity Corporation dated December 11, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

10.22	Purchase Agreement dated June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.23	Registration Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.24	Investor Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

[	TABLE OF CONTENTS	]

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
10.25	Second Amended and Restated Registration Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.26	Conversion Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.27	Amendment to Amended and Restated Investor Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.28	Master Services Agreement dated 2004 with Level 3 Communications, LLC	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on August 16, 2004, File No. 0-17020

10.29	Confidential Termination Agreement and General Release dated April 29, 2004 with Kevin Herzog	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on August 16, 2004, File No. 0-17020

10.30	Loan and Security Agreement dated October 7, 2004 with Comerica Bank	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2004, File No. 0-17020

10.31	Separation Agreement dated November 19, 2004 with Paul Summers	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 24, 2004, File No. 0-17020

10.32	Macromedia Flash Communications Server License Agreement dated November 17, 2003 with Macromedia, Inc. (including amendments 1 through 4)*	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2005, File No. 001-10013

[	TABLE OF CONTENTS	]

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
10.33	Asset Purchase Agreement dated April 27, 2005 with PlayStream, LLC	Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on May 3, 2005, File No. 001-10013

10.34	Letter Agreement with Jack Waterman dated May 20, 2005	Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on June 6, 2005, File No. 001-10013

10.35	Second Amendment to Employment Agreement (Philip N. Kaplan)	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on August 15, 2005, File No. 001-10013

10.36	Letter agreement dated September 29, 2005 with Comerica Bank	Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on October 17, 2005, File No. 001-10013

10.37	Letter agreement dated November 30, 2005 with Comerica Bank	Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on December 6, 2005, File No. 001-10013

10.38	First Amendment to Loan and Security Agreement dated December 31, 2005 with Comerica Bank	Incorporated by reference to the Company's Report on Form 8-K filed with the SEC on January 6, 2005, File No. 001-10013

10.39	Purchase Agreement dated as of February 3, 2006	Filed herewith

10.40	Registration Rights Agreement dated as of February 3, 2006	Filed herewith

14	Code of Ethics	Filed herewith

21	Subsidiaries of the Company	Filed herewith

[	TABLE OF CONTENTS	]

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
23.1	Consent of Rose, Snyder & Jacobs	Filed herewith

24	Power of Attorney	Included on the signature page of this report

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

*Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.

[	TABLE OF CONTENTS	]

[	TABLE OF CONTENTS	]

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors

VitalStream Holdings, Inc.

We have audited the accompanying consolidated balance sheets of VitalStream Holdings, Inc. and subsidiaries, as of December 31, 2005 and 2004, and the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VitalStream Holdings, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California
January 31, 2006, except for Note 13 for which
the date is February 3, 2006

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004

Current assets:
Cash	$4,118,308	$10,276,322
Accounts receivable, net of allowance for doubtful accounts of $454,182 and $173,644 at December 31, 2005 and 2004, respectively	3,123,006	835,200
Prepaid expenses	628,576	270,849
Other current assets	238,274	107,698

Total current assets	8,108,164	11,490,069

Fixed assets, net	7,802,278	3,409,481

Restricted cash	200,626	200,289
Goodwill	3,577,678	961,900
Other Intangibles	167,500	55,426
Other assets	172,915	111,546

TOTAL ASSETS	$20,029,161	$16,228,711

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,842,440	$1,010,238
Accrued compensation	487,604	576,125
Current portion of capital lease obligations	642,136	790,932
Current portion of line of credit obligations	2,991,621	135,072
Accrued expenses	807,719	625,843

Total current liabilities	6,771,520	3,138,210

Capital lease obligations	208,767	773,110
Line of credit obligations	743,716	996,563
Deferred rent	86,549	-

	1,039,032	1,769,673

Commitments and contingencies, Note 7

Shareholders' equity
Preferred stock, series A, par value $0.001; authorized shares, 10,000,000; issued and outstanding shares, 0 and 0 at December 31, 2005 and 2004, respectively	0	0

Common stock, par value $0.001; authorized shares, 290,000,000; issued and outstanding shares, 70,320,332 and 60,028,768 at December 31, 2005 and 2004 respectively	70,321	60,029

Additional paid-in capital	24,810,514	19,904,599
Accumulated deficit	(12,662,226)	(8,643,800)

Total shareholders' equity	12,218,609	11,320,828

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$20,029,161	$16,228,711

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Revenue	$15,880,080	$9,972,078	$7,000,535

Cost of revenue	7,921,470	4,599,905	3,389,877

Gross profit	7,958,610	5,372,173	3,610,658

Research & development	1,001,301	476,724	369,510
Sales & marketing	5,689,301	2,861,351	2,036,232
General & administrative	4,620,691	2,769,848	2,159,323
Stock-based compensation	-	302,628	-

Operating loss	(3,352,683)	(1,038,378)	(954,407)

Other income (expense):
Interest income (expense)	(228,654)	(461,313)	(150,229)
Income tax expense	(1,713)	(2,400)	(2,400)
Amortization of loan costs	-	(39,889)	(43,163)
Other income (expense)	(435,376)	(3,905)	94,889

Net other income (expense)	(665,743)	(507,507)	(100,903)

Net loss	$(4,018,426)	$(1,545,885)	$(1,055,310)

Basic and diluted net loss per common share (less preferred dividends)	$(0.06)	$(0.03)	$(0.04)

Shares used in computing basic and diluted net loss per common share	63,970,161	47,365,785	29,708,229

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

					Additional
	Common Stock		Series A preferred stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Shares	Capital	Compensation	Deficit	Total

Balance at December 31, 2002	24,488,933	$24,489	-	$-	$6,806,018	$-	$(5,941,543)	$888,964

Issuance of common stock for Epoch
transaction	3,498,419	3,499	-	-	433,803	-	-	437,302

Issuance of common stock as final payment of loan costs	68,306	68	-	-	16,599	-	-	16,667

Issuance of warrants to purchase shares of common stock, as loan costs	-	-	-	-	9,000	-	-	9,000

Issuance of common stock for Nex 2 and $430K options in recapitalization transaction	2,452,393	2,452	-	-	(2,452)	-	-	-

Issuance of common stock for contingencies in Epoch transaction	350,341	350	-	-	(350)	-	-	-

Issuance of common stock upon
exercise of stock options	889,520	890	-	-	218,264	-	-	219,154

Issuance of Series A preferred shares	-	-	900	1	855,031	-	-	855,032

Restructure of Dolphin note	-	-	-	-	93,225	-	-	93,225

Issuance of warrants to purchase shares of common stock	-	-	-	-	8,900	-	-	8,900

Net loss, December 31, 2003	-	-	-	-	-	-	(1,055,310)	(1,055.310)

Balance at December 31, 2003	31,747,912	$31,748	900	$1	$8,438,038	$-	$(6,996,853)	$1,472,934

Issuance of common stock upon exercise of
stock options	828,063	828	-	-	232,460	-	-	233,288

Conversion of Dolphin note to common stock	5,516,411	5,516	-	-	1,094,484	-	-	1,100,000

Stock-based compensation	-	-	-	-	302,628	-	-	302,628

Conversion of Series A preferred stock	3,829,788	3,830	(900)	(1)	(3,830)	-	-	(1)

Amortization of capitalized fees related to note	-	-	-	-	(219,141)	-	-	(219,141)

Cash dividends paid on conversion of Series A preferred shares to common stock	-	-	-	-	-	-	(101,062)	(101,062)

Issuance of common stock related to PIPE transaction	18,106,594	18,107	-	-	10,981,893	-	-	11,000,000

Legal fees/commissions related to PIPE
transaction	-	-	-	-	(921,933)	-	-	(921,933)

Net loss, December 31, 2004	-	-	-	-	-	-	(1,545,885)	(1,545,885)

Balance at December 31, 2004	60,028,768	$60,029	0	$0	$19,904,599	$-	$(8,643,800)	$11,320,828

Issuance of common stock upon exercise of
stock options	1,994,878	1,995	-	-	800,940	-	-	802,935

Issuance of common stock and warrants upon acquisition of Playstream	3,750,000	3,750	-	-	2,245,022	-	-	2,248,772

Issuance of common stock upon exercise of warrants	4,546,686	4,547	-	-	1,859,953	-	-	1,864,500

Net loss, December 31, 2005	-	-	-	-	-	-	(4,018,426)	(4,018,426)

Balance at December 31, 2005	70,320,332	70,321	-	-	24,810,514	-	(12,662,226)	12,218,609

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

OPERATING ACTIVITIES
NET LOSS	$(4,018,426)	$(1,545,885)	$(1,055,310)
Adjustments to net loss:
Depreciation & amortization	2,457,420	1,145,050	688,324
Loss (gain) on disposal of fixed assets	618,302	(112)	4,738
Stock-based compensation	-	302,628	-
Changes in operating assets & liabilities
Accounts receivable, net	(2,200,476)	(305,469)	(142,207)
Prepaid expense	(377,188)	(76,733)	(81,801)
Other assets	(44,673)	(68,235)	(41,737)
Accounts payable	743,044	323,218	(84,741)
Accrued compensation	(125,456)	403,227	38,717
Accrued expenses	70,859	298,612	(69,579)

TOTAL CASH PROVIDED BY (USED IN) OPERATIONS	(2,876,594)	476,301	(743,596)

INVESTING ACTIVITIES
Additions to property & equipment	(6,997,360)	(1,456,740)	(79,826)
Proceeds from sale of equipment	-	2,550	4,000
Relief of restricted cash	-	49,880	50,000
Payment for acquisition of PlayStream, net of cash acquired	(497,068)	-	-
Payments on purchase of assets from Epoch	-	-	(200,000)

NET CASH USED IN INVESTING ACTIVITIES	(7,494,428)	(1,404,310)	(225,826)

FINANCING ACTIVITIES
Payments on notes payable	-	(36,223)	-
Payments on capital leases	(878,460)	(746,404)	(342,396)
Proceeds from note payable	-	-	691,000
Proceeds from exercise of stock options and warrants	2,667,435	233,288	222,380
Proceeds from issuance of common stock, net of offering expenses	-	10,082,313	-
Proceeds from sale of Series A preferred stock	-	-	900,000
Payment of costs associated with issuance of stock	-	-	(47,304)
Payments of dividends associated with conversion of preferred stock	-	(101,062)	-
Proceeds from (payments on) equipment line of credit	2,424,033	1,131,635	-
Payment of loan costs	-	-	(60,744)
Proceeds from (payments on) factoring line, net	-	(132,359)	142,118

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,213,008	10,431,188	1,505,054

NET INCREASE (DECREASE) IN CASH	(6,158,014)	9,503,179	535,632
Cash at the beginning of the period	10,276,322	773,143	237,511

Cash at the end of the period	$4,118,308	$10,276,322	$773,143

Supplementary disclosure of cash paid during the period for:
Interest	$292,051	$593,514	$123,495
Income taxes	$1,713	$2,400	$2,400
Equipment acquired under capital leases and other financing	$-	$1,608,372	$726,291

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements

[	TABLE OF CONTENTS	]

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

VitalStream Holdings, Inc. ("VHI" or the"Company") provides products and services for storing and delivering digital media to large global audiences over the Internet. VHI offers a broad range of Internet products and services, including audio and video streaming, live event streaming, live webcasting, media asset management, integrated hosting services, advertising solutions, subscription services, content delivery, and professional services. Our solutions are designed to enable companies to easily, securely and reliably create revenue streams from their media assets via subscription or ad based business models. VHI markets and sells its products and services through its direct sales force, multiple channel, reseller and OEM partners, service providers, and its Website.

Liquidity

The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $12.7 million as of December 31, 2005. The Company's business strategy includes attempting to increase its revenue through investing further in its product development and sales and marketing efforts, and expanding into international markets. The Company intends to finance this portion of its business strategy by using its current working capital resources and cash flows from operations. Management believes its cash flows from operations, together with its liquid assets will be sufficient to fund ongoing operations through at least December 31, 2006. The Company's business strategy also includes the possibility of engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates.

[	TABLE OF CONTENTS	]

Principles of Consolidation

The consolidated financial statements include the accounts of VHI and its wholly-owned subsidiaries, VitalStream, Inc., VitalStream Broadcasting Corporation and PlayStream, Inc. The term "Company" used herein means VitalStream Holdings, Inc. and its subsidiaries, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated.

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

The Company records reserves against our accounts receivable balance. These reserves consist of allowances for doubtful accounts and service credits. Increases and decreases in the allowance for doubtful accounts are included in general and administrative expenses. The reserve for service credits is increased as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits result in a reduction to revenues. Decreases to the reserve are the result of actual credits being issued to customers, causing a corresponding reduction in accounts receivable.

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

Restricted cash

The Company had $200,626 of restricted cash at December 31, 2005, securing a facility lease. This restricted cash was included in the assets purchased from Epoch (see Note 12).

Other Intangibles

The Company acquired a customer list valued at $160,851 with the acquisition of the Epoch assets on January 16, 2003 (see Note 12). This customer list was amortized over its estimated useful life of 36 months. The related amortization expense was $55,426, $55,425 and $50,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

[	TABLE OF CONTENTS	]

The Company acquired a customer list valued at $100,000 and entered into two non-compete agreements valued at $150,000 in total with the acquisition of the business of PlayStream, LLC on April 27, 2005. The customer list is being amortized over its estimated useful life of 24 months and the non-compete agreements are being amortized over 30 months. The related amortization expense for these intangibles was $82,500 during the year ended December 31, 2005.

Loan Costs

Loan costs during 2004 and 2003 were related to the Dolphin Notes (see Note 4). They were amortized over the term of the notes, 22 years. The related amortization expense was $223,387 and $31,900 during the years ended December 31, 2004 and December 31, 2003, respectively. In June 2004, the Dolphin Notes were converted to common shares of the Company's stock and all remaining loan costs were expensed accordingly.

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

  Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2005 and 2004, the Company's bank credit line obligations and capital lease obligations have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

[	TABLE OF CONTENTS	]

Revenue Recognition

We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104") , "Revenue Recognition," and the Financial Accounting Standards Board's, or FASB, Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. If sufficient evidence of the fair values of the delivered and undelivered elements of an arrangement does not exist, revenue is deferred using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement under EITF 00-21 and is recognized on a straight-line basis over the term of the contract. For arrangements with multiple deliverables which are determined to have separate units of accounting, revenue is recognized upon the delivery of the separate units in accordance with EITF No. 00-21.

Revenue is derived primarily from fees for streaming media services, web hosting and managed services. Streaming media service fees, which are typically usage-based, are recognized as the service is provided. Web hosting and managed services fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided. Our revenues primarily consist of monthly recurring revenues from contracts with terms of generally one year or more. These contracts usually have a fixed minimum commitment based on a certain level of usage with additional charges for any usage over the minimum commitment level.

Cost of Revenue

Cost of revenue includes the cost of license fees for operating systems software and the direct costs of operating the Company's network, including telecommunications charges, depreciation on the Company's data center equipment, network rent and utilities, and direct labor costs associated with operating the network.

[	TABLE OF CONTENTS	]

Research and Development

Research and development costs are expensed as incurred, and totaled $1,001,301, $476,724, and $369,510 for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Income (Expense)

In the fourth quarter of 2005, we recorded a one-time write down of $613,772 on certain older network equipment with an original cost value of $1,315,799 net of accumulated depreciation of $702,027 that was replaced during our network architecture upgrade. This was offset by a one-time gain of approximately $200,000 from the sale of certain smaller non-core business hosting accounts to a third party in the first quarter of 2005.

Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Warrants and options to purchase shares of the Company's stock under its stock option plans, may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for 2005, 2004 and 2003 because they have an antidilutive effect in those periods.

  Advertising Costs

Advertising and promotional materials are expensed when incurred. Total advertising costs were $570,209, $343,434 and $99,295 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

[	TABLE OF CONTENTS	]

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

Debt Restructuring

The Company accounted for its debt restructuring in 2003 in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring (see Note 4). In accordance with this statement, the effects of the modifications of the terms of the notes payable are recognized prospectively, and do not change the carrying amount of the payable at the date of the restructuring.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, effective January 1, 2006, we will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option and will be included in results of operations. We will adopt the provisions of SFAS 123R beginning on January 1, 2006. The adoption of SFAS 123R is expected to have a material impact on our results of operations.

[	TABLE OF CONTENTS	]

2.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,

	2005	2004

Computers and office equipment	$1,344,947	$2,017,729
Data center equipment	10,075,603	3,061,831
Furniture and fixtures	256,953	152,490
Leasehold improvements	740,901	663,905

	12,418,404	5,895,955
Less accumulated depreciation and amortization	4,616,126	2,486,474

	$7,802,278	$3,409,481

In the fourth quarter of 2005, we recorded a one-time write down of $613,772 on certain older network equipment with an original cost value of $1,315,799 net of accumulated depreciation of $702,027 that was replaced during our network architecture upgrade.

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

[	TABLE OF CONTENTS	]

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

Pursuant to the Amended Note Purchase Agreement, Dolphin invested $1.1 million in VHI in exchange for $1.1 million in 10% Convertible Promissory Notes (the "Old Dolphin Notes") and warrants to purchase common stock of VHI (the "Dolphin Warrants"). The proceeds of the Old Dolphin Notes were used in part, to pay the $200,000 cash portion of the purchase price under the Amended and Restated Asset Purchase Agreement with Epoch, described in Note 12, and related transaction expenses. Dolphin indirectly owned an equity interest of approximately 95% in Epoch, and one of the Dolphin representatives, was elected to the board of directors of VHI on January 9, 2003.

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

[	TABLE OF CONTENTS	]

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

[	TABLE OF CONTENTS	]

5.   INCOME TAXES

The primary difference between the Company's effective income tax rate and the statutory federal tax rate for the year ended December 31, 2005, relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of their realization. The Company recorded a valuation allowance for 100% of its deferred tax benefit, which is mainly comprised of its loss carryforwards.

At December 31, 2005, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $21,100,000 and $12,300,000 respectively, which begin to expire in 2007. Because of statutory "ownership changes," the amount of net operating losses which may be utilized in future years is subject to significant limitations. Deferred tax assets relating to these loss carryforwards amounting to approximately $7.9 million are offset by valuation allowances of approximately the same amount.

A reconciliation of income tax expense that would result from applying the domestic federal statutory rate to pre-tax income from continuing operations, with income tax expense presented in the financial statements is as follows:

	2005	2004	2003

Income tax at the Federal
Statutory rate (34%)	$(1,360,000)	$(510,000)	$(350,000)
State franchise tax at 8.84%	(354,000)	(130,000)	(90,000)
Rebate for franchise tax	120,000	44,000	31,000
Valuation allowance	1,595,713	598,400	411,400

	$1,713	$2,400	$2,400

[	TABLE OF CONTENTS	]

6.   FINANCING AGREEMENT

Effective September 30, 2004, we terminated our Factoring and Security Agreement with Alliance Bank and the related security interest in substantially all of our assets that had secured the Company's financial obligations under the agreement.

On October 7, 2004, we entered into a one-year $4,000,000 secured credit agreement (the "Loan and Security Agreement") with Comerica Bank ("Comerica"). The Loan and Security Agreement included a term line of credit of up to $2,000,000 to finance equipment purchases made prior to September 30, 2005 with interest payable based on a rate equal to Comerica's published prime rate plus 0.50% and a revolving line of credit of up to $2,000,000 for general working capital needs with interest payable based on a rate equal to Comerica's published prime rate.

On December 31, 2005, we entered into an amended loan and security agreement (the "Amendment") with Comerica Bank. The Amendment amends the Loan and Security Agreement dated as of October 7, 2004. The Amendment increases the revolving line of credit from $2,000,000 up to $2,235,000 for general working capital needs with interest payable based on a rate equal to Comerica's published prime rate plus 0.50% until the maturity date of December 31, 2006. At December 31, 2005, the Company had borrowed $2,000,000 of the available line.

The Amendment also revises the term line of credit of up to $2,000,000 to finance equipment purchases made prior to September 30, 2005 to a fixed term amount of $1,900,607 with principal and interest payable monthly based on a rate equal to Comerica's published prime rate plus 0.50% with a maturity date of September 30, 2007. At December 31, 2005, the Company had an outstanding balance of $1,735,337, of which $991,621 is due in 2006, and $743,716 is due in 2007.

The Amendment adds to the Loan and Security Agreement a fixed term loan of $2,000,000 to finance equipment purchases. Interest accrues on the term loan at Comerica's published prime rate plus 1.00% with a maturity date of March 31, 2008. No borrowings were made on this facility prior to December 31, 2005.

We have pledged substantially all of our assets to secure repayment of the credit facilities made available under the Comerica Agreement. We must also maintain a cash balance at Comerica of not less than $3,000,000 when aggregate outstanding advances under the credit facilities are less than or equal to $3,000,000, and a balance of not less than $3,500,000 when aggregate outstanding advances under the credit facilities are greater than $3,000,000. The Comerica Agreement also contains various other restrictive covenants related to our future operations in 2006.

[	TABLE OF CONTENTS	]

7.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases facilities and equipment under various lease arrangements. The lease terms range from month-to-month to six years. In November 2002, August 2003 and July 2005, the Company amended its lease agreement for its corporate facilities located in Irvine, California, extending the term to October 31, 2006, and adding additional space. The Company is required to pay its pro rata share of all taxes, building maintenance costs and insurance. Annual base rental lease payments are as follows:

November 1, 2005 - October 31, 2006	$191,088

In connection with the acquisition of the hosting and colocation assets of Epoch (see Note 12), the Company assumed a sublease for 16,577 rentable square-feet in Los Angeles, California. The sublease expires on February 27, 2009. Annual base rental payments for this facility are approximately $397,848.

We rent outsourced data center space on a per rack basis for an offsite data center located in Ashburn, Virginia. The contract with respect to such space expires on January 31, 2007, and our annual rental payments under this lease are approximately $127,800.

Operating lease expense was $628,536, $554,473 and $589,943 for the years ended December 31, 2005, 2004 and 2003, respectively. Assets capitalized under capital leases totaled $2,158,819 and $2,703,893 at December 31, 2005 and 2004, respectively. Amortization of assets capitalized under capital leases is included in depreciation and amortization expense.

[	TABLE OF CONTENTS	]

Future minimum annual lease payments under noncancelable lease arrangements at December 31, 2005 are as follows:

Calendar Year	Capital leases	Operating Leases	Rent

2006	$753,743	$24,509	$655,512
2007	228,338	23,436	500,958
2008		15,237	510,336
2009	-	15,237	183,488
2010	-	15,237	58,590

Totals	$982,081	$93,656	$1,908,884

Less Interest	(131,178)

	850,903
Less current portion	(642,136)

Due after 1 year	$208,767

Contractual Commitments

The Company entered into contracts with telecommunication providers under which the Company has committed to a minimum usage to be purchased from these providers. The Company is committed to spend a minimum of $1,079,000 in 2006 under these agreements.

Employment Agreements

The Company has employment agreements with three (3) of its executives, which provide for minimum aggregate annual base salaries of $660,000 annually. The employment agreement for one executive provides for bonuses to be paid, based upon achieving targets that are approved by the Company's board of directors. While each respective executive's employment is terminable at will by the Company, severance payments are provided for in case of termination without cause, as is defined in the employment agreements.

[	TABLE OF CONTENTS	]

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

8.   SHAREHOLDERS' EQUITY

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

[	TABLE OF CONTENTS	]

On June 16, 2004, the Company closed a transaction contemplated by a Purchase Agreement (the "PIPE Purchase Agreement") with WaldenVC II, L.P. ("Walden"), Dolphin Communications Fund II, L.P. and Dolphin Communications Parallel Fund II (Netherlands), L.P. and their affiliates (collectively, "Dolphin"), and 11 additional investors, including seven private investment funds and four executive officers of the Company. Pursuant to the PIPE Purchase Agreement, the Company issued to the investors an aggregate of 18,106,594 shares of common stock and 5,431,977 warrants to purchase common stock for an aggregate purchase price of $11 million, or $0.6075 per unit of one share and .3 warrants. The warrants have an exercise price of $0.6075 per share and expire on June 16, 2009. The warrants also include a call provision requiring the holder of the warrants to exercise the warrants within 10 days of the date, after December 16, 2004, that the closing sales price of the common stock on the principal U.S. trading market for the common stock has equaled or exceeded $1.50 per share (as adjusted for stock splits and dividends, reverse stock splits and the like) for ten consecutive trading days. All of the warrants issued in connection with the PIPE Purchase Agreement were exercised in December 2005 and January 2006.

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

[	TABLE OF CONTENTS	]

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

On April 27, 2005, VitalStream acquired the business of PlayStream, LLC, a leading provider of small business streaming media services, for consideration of 3,750,000 million shares of VitalStream Holdings, Inc. common stock, 200,000 warrants to purchase common stock at an exercise price of $1.35, and $500,000 in cash.

At December 31, 2005, 13,945,452 shares of VHI common stock were reserved for issuance as follows:

Warrants currently issued and outstanding	2,953,358
Options currently issued and outstanding	10,992,067

Total	13,945,425

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

[	TABLE OF CONTENTS	]

On April 23, 2002, in connection with the VitalStream Merger, stock options granted under the VitalStream Stock Option Plan were converted into options granted under the VHI 2001 Stock Incentive Plan (Amended and Restated) (the "VHI Stock Option Plan"). The VitalStream stock options were converted at the same conversion rate as the shares of common stock, .72693 shares of VHI common stock (.92791 after adjustment for contingencies) for every share of VitalStream common stock subject to the option. The terms of the replacement options issued under the VHI Stock Option Plan are the same as the options issued under the VitalStream Stock Option Plan in all material respects. The number of stock options disclosed below in the summary of stock option activity has been restated to reflect the conversion of VitalStream options into VHI options. Prior to the VitalStream Merger, there were 2,690,000 options to purchase VHI common stock outstanding under the VHI Stock Option Plan held by the present and former VHI officers and directors. Such options are treated as having been assumed by VitalStream in the VitalStream Merger in these financial statements. The VHI Stock Option Plan was adopted by the Company's Board of Directors in January of 2002, reserving 8,000,000 shares for issuance, which plan was then subsequently approved by the shareholders in January 2003.

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred had the Company accounted for its employee stock options under the fair value method of that statement.

The fair value of options granted by the Company have been estimated at $3,452,923, $323,537 and $49,000 at the date of grant for the years ended December 31, 2005, 2004 and 2003, respectively, using the Black-Scholes valuation method with the following assumptions:

	2005	2004	2003

Risk free interest rate	3.63% to 4.55%	3.28% to 3.74%	2.27% to 3.37%
Stock volatility factor	14% - -79%	12% - -36%	20%-- 33%
Weighted average expected option life	6 years	5 years	5 years
Expected dividend yield	None	None	None

[	TABLE OF CONTENTS	]

During 2004, common stock options were modified for one former employee as part of a severance agreement which resulted in a new measurement date. The total number of options modified was 467,957. The difference between the exercise price and the fair value of the common stock on the new measurement date for the option totaled $302,628. As a result, $302,628 was recorded for the three months ended June 30, 2004 as a non-cash charge to stock-based compensation. No compensation expense was recorded for the years ended December 31, 2005 and 2003.

Jack Waterman became the Chief Executive Officer of the Company beginning on June 1, 2005. Under a letter agreement with Mr. Waterman, the Company agreed, among other things, to grant him an option to purchase 4,750,000 shares of Common Stock at an exercise price of $0.56 per share. The option has a 10-year term and vests immediately with respect to 1/8 of the subject shares, on June 1, 2006 with respect to an additional 1/8 of the subject shares and thereafter at the rate of 1/16 per quarter over the next three years (with 1/2 of unvested options vesting in connection with certain change of control events).

For purposes of determining pro forma amounts, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's compensation expense used in determining the pro forma information may not be indicative of such expense in future periods.

[	TABLE OF CONTENTS	]

The pro forma net loss per share had the Company accounted for its options using FAS 123 would have been as follows:

	2005	2004	2003

Net loss reported	$(4,018,426)	$(1,545,885)	$(1,055,310)

Basic and diluted net loss per common share as reported	(0.06)	(0.03)	(0.04)

Add back stock-based employee compensation cost, net of related tax effect included in the determination of net loss as reported	-	302,628	-

Total stock-based employee compensation, net of related tax effect that would have been included in the determination of net loss if the fair value-based method would have been applied to all awards	(542,171)	(367,499)	(17,000)

Pro forma net loss as if the fair value- based method had been applied to all awards	(4,560,597)	(1,610,756)	(1,072,310)

Pro forma basic and diluted loss per share as if the fair value method had been applied to all awards	$(0.07)	$(0.03)	$(0.04)

[	TABLE OF CONTENTS	]

 A summary of the VHI stock option activity and related information follows:

	December 31, 2005		December 31, 2004		December 31, 2003

	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding - beginning of year	5,449,374	$0.51	4,584,612	$0.41	4,913,981	$0.41
Granted	7,963,506	$0.72	1,949,000	$0.70	1,179,500	$0.33
Contingent options earned	-	$-	-	$-	283,075	$-
Exercised	(1,366,154)	$0.40	(828,063)	$0.28	(889,520)	$0.25
Forfeited	(1,054,659)	$0.67	(256,175)	$0.48	(902,424)	$0.36

Outstanding - end of period	10,992,067	$0.66	5,449,374	$0.51	4,584,612	$0.41

Exercisable at the end of period	3,079,969	$0.51	2,909,887	$0.41	2,845,891	$0.44

Weighted average fair value of options granted during the year		$3,254,558		$323,537		$49,000

The details of the VHI options outstanding as of December 31, 2005 are as follows:

	Options Outstanding			Options Exercisable

Range of Exercisable prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.20 - $0.43	1,488,932	1.89	$0.3101	1,304,841	$0.3081
$0.43 - $0.66	6,224,306	8.06	$0.5539	1,104,218	$0.5394
$0.66 - $0.89	1,323,829	3.37	$0.7699	506,729	$0.7791
$0.89 - $1.12	565,000	4.61	$0.9152	39,188	$0.9000
$1.12 - $1.35	1,390,000	4.62	$1.3158	124,993	$1.2260

Total	10,992,067	6.05	$0.6618	3,079,969	$0.5133

[	TABLE OF CONTENTS	]

Stock Warrants

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

As noted above, on June 16, 2004, the Company closed a transaction contemplated by the PIPE Purchase Agreement with WaldenVC II, L.P. ("Walden"), Dolphin Communications Fund II, L.P. and Dolphin Communications Parallel Fund II (Netherlands), L.P. and their affiliates (collectively, "Dolphin"), and 11 additional investors, including seven private investment funds and four executive officers of the Company. Pursuant to the PIPE Purchase Agreement, the Company issued to the investors an aggregate of 18,106,594 shares of common stock and 5,431,977 warrants to purchase common stock for an aggregate purchase price of $11 million, or $0.6075 per unit of one share and .3 warrants. The warrants have an exercise price of $0.6075 per share and expire on June 16, 2009. The warrants also include a call provision requiring the holder of the warrants to exercise the warrants within 10 days of the date, after December 16, 2004, that the closing sales price of the common stock on the principal U.S. trading market for the common stock has equaled or exceeded $1.50 per share (as adjusted for stock splits and dividends, reverse stock splits and the like) for ten consecutive trading days. All of the warrants issued in connection with the PIPE Purchase Agreement were exercised in December 2005 and January 2006.

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

[	TABLE OF CONTENTS	]

As of December 31, 2005, the following warrants were outstanding:

Number of shares		Per Share Exercise Price	Expiration date

250,000		$0.30	September 30, 2006
9,278		$0.54	October 15, 2006
25,000		$0.36	October 21, 2006
200,000		$1.35	April 27, 2008
2,469,080		$0.6075	June 16, 2009

Total	2,953,358

 10.   CONCENTRATIONS

At December 31, 2005, financial instruments that potentially subject the Company to credit risk, consist principally of cash, cash equivalents and restricted cash held at banks in excess of federally insured limits. Total cash and restricted cash in excess of federally insured limits as of December 31, 2005 was $5,131,745.

For 2005, the Company had three customers who represented approximately 14%, 11% and 11%, respectively, of total revenue for the year. Total net accounts receivable from these customers amounted to 15%, 30% and 20%, respectively, of the total net accounts receivable as of December 31, 2005. For 2004, the Company had two customers who represented approximately 18% and 10% of total revenue for the year. Total net accounts receivable from these customers amounted to 23% and 0%, respectively, of the total net accounts receivable as of December 31, 2004. For 2003, the Company had one customer who represented approximately 18% of total revenue for the year. Total net accounts receivable from this customer amounted to 26 % of the total net accounts receivable as of December 31, 2003.

[	TABLE OF CONTENTS	]

11.   RELATED PARTY TRANSACTIONS

In September 2003, five of the company's officers (one of who is also a director), purchased shares of the Company's Series A Preferred Stock in the Company's private placement described in Note 8. The five officers purchased $350,000 in shares of Series A Preferred and associated warrants at a purchase price of $1,000 per unit, with each unit comprised of one share of Series A Preferred and an Additional Warrant to purchase 833 1/3 shares of common stock at an exercise price of $0.30 per share during a three year term. Shares were purchased at the offering price.

On June 16, 2004, pursuant to the PIPE Purchase Agreement described above, four of the company's officers purchased $439,000 in shares of the Company's common stock at a price of $0.6075 per unit of one share and .3 warrants. The warrants have an exercise price of $0.6075 per share and expire on June 16, 2009. All such warrants were exercised in January 2006.

12.   ACQUISITIONS

Epoch Hosting, Inc., and Epoch Holdings, Inc.

On January 16, 2003, the Company acquired the hosting business of Epoch Hosting, Inc., and Epoch Holdings, Inc. through an Amended and Restated Asset Purchase Agreement. Pursuant to the agreement, VitalStream paid $200,000 in cash, and issued 3,498,419 shares of common stock subsequently followed by an additional 350,341 shares of common stock (together representing 12.5% of outstanding shares after the issuance) and acquired Epoch's hosting and colocation contracts, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center, and a certificate of deposit for $300,000, which serves as collateral on the leaseholder interest.

[	TABLE OF CONTENTS	]

PlayStream, Inc.

On April 27, 2005, and effective as of April 1, 2005, VitalStream acquired the business of PlayStream, LLC, a provider of small business streaming media services, headquartered in Seattle, Washington, for $500,000 in cash, 3,750,000 shares of VitalStream Holdings, Inc. common stock valued at $2,137,500 and 200,000 warrants to purchase common stock at an exercise price of $1.35 valued at $111,272 for a total purchase price of $2,748,772. Of the total purchase price, $150,000 was allocated to non-compete agreements, $100,000 was allocated to the customer list, $2,615,778 to goodwill and the remainder was allocated to various assets purchased and various liabilities assumed. In 2005, only nine months of PlayStream's operations was included in our financial statements, while in 2006, a full 12 months will be included.

Through the PlayStream, Inc. division, we offer fully automated, self service video and audio streaming services to small and medium sized businesses under the PlayStream brand. PlayStream offers both live and on demand streaming service.

The customer list of $100,000 is being amortized over its estimated useful life of 24 months. The non-compete agreements valued at $150,000 in total are being amortized over 30 months. The related amortization expense for these intangibles was $82,500 for the year ended December 31, 2005.

13. SUBSEQUENT EVENT

On February 3, 2006, we closed a financing transaction with institutional investors by issuing 10,769,230 shares of common stock at a price of $1.30 per share generating gross proceeds to the Company of $14 million. Net proceeds from this transaction will be used for general corporate purposes, including network and infrastructure expenditures, supporting domestic and international growth, and funding ongoing product development.

[	TABLE OF CONTENTS	]

SIGNATURES

               Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VitalStream Holdings, Inc.

March 31, 2006	By:	/s/ Jack L. Waterman

Jack L. Waterman, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated. In addition, each person whose signature to this report appears below hereby constitutes and appoints Jack L. Waterman and Philip N. Kaplan, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this report, and any and all instruments or documents filed as part of or in connection with this report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Jack L. Waterman	Chief Executive Officer and Director	March 31, 2006
(Principal Executive Officer)
Jack L. Waterman

/s/ Philip N. Kaplan	President, Chief Operating Officer and Director	March 31, 2006
(Principal Operating Officer)
Philip N. Kaplan

/s/ Mark Z. Belzowski	Chief Financial Officer	March 31, 2006
(Principal Financial Officer)
Mark Z. Belzowski

/s/ Leonard Wanger	Director	March 31, 2006

Leonard Wanger

/s/ Melvin A. Harris	Director	March 31, 2006

Melvin A. Harris

/s/ Ray L. Ocampo Jr.	Director	March 31, 2006

Ray L. Ocampo Jr.

/s/ Philip Sanderson	Director	March 31, 2006

Philip Sanderson

/s/ Salvatore Tirabassi	Director	March 31, 2006

Salvatore Tirabassi