Form 10-K/A
period 2005-12-31
VITALSTREAM HOLDINGS INC
filed 2006-04-28
CIK 789851

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
On
FORM 10-K/A

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of April 10, 2006 was approximately $253,168,464, computed using the closing sale price of $12.05 per share for the Registrant's common stock on April 10, 2006. As of April 10, 2006, there were 21,009,831 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Except as otherwise stated, the information contained in this Amendment No. 1 on Form 10-K/A is as of December 31, 2005.

EXPLANATORY NOTE

VitalStream Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on April 3, 2006 in order to add the information required by Part III of Form 10-K.

As of the close of market on April 4, 2006, VitalStream Holdings, Inc. effected a 1 for 4 consolidation (or reverse split) or its common stock. All share, purchase price, exercise price and similar numbers set forth in this Amendment have be adjusted to retrospectively reflect the effect of the 1 for 4 consolidation.

TABLE OF CONTENTS
Page
PART III

10.	Directors and Executive Officers of the Registrant	1

11.	Executive Compensation	5

12.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters	13

13.	Certain Relationships and Related Transactions	16

14.	Principal Accountant Fees and Services	16

PART IV

15.	Exhibits and Financial Statement Schedules	17

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      Certain biographical information is furnished below with respect to the directors of the Company:

Name	Age(1)	Positions	Director Since	Term Expires at Annual Meeting in (2)

Jack L. Waterman	47	Director, Chief Executive Officer	June 2005	2007
Philip N. Kaplan	39	Director, President and Chief Operating Officer	April 2002	2006
Melvin A. Harris	63	Director	January 2006	2008
Raymond L. Ocampo Jr.	53	Director	April 2004	2007
Philip Sanderson	38	Director	June 2004	2007
Salvatore Tirabassi	32	Director	January 2003	2008
Leonard Wanger	40	Director	April 2002	2006

(1) As of December 31, 2005
(2) Pursuant to the Company’s By-Laws, the directors terms expire at the Annual Meeting three years after election or until their successors are elected.

The following paragraphs set forth certain biographical information about each of the foregoing:

Jack L Waterman has served as Chief Executive Officer and a director of the Company since June 2005. Mr. Waterman has over 22 years of experience as an executive in the entertainment industry. Prior to joining the Company, from January 2005 to May 2005, Mr. Waterman worked was an independent business consultant.  From 1994 to 2004, Mr. Waterman was President of Worldwide Pay TV, the subsidiary of Paramount Pictures Corporation that operates its Pay TV, international channels, and airline and hotel sales businesses. Mr. Waterman also was the head of worldwide business affairs for the Home Entertainment Division of Paramount Pictures Corporation from 1994 to 2004 and has served on the governing board of Movielink, LLC, the online movie rental service formed as a joint venture among Metro-Goldwyn-Mayer, Paramount Pictures, Sony Pictures Entertainment, Universal and Warner Bros, from 2002 to 2004.

Philip N. Kaplan has served as President of the Company since November 2004, as Chief Operating Officer and a director of the Company since the merger with VitalStream, Inc. in April 2002, and as Secretary of the Company from April 2002 until November 2004. Prior to the merger, Mr. Kaplan served as chief operating officer, secretary and a director of VitalStream, Inc. since its inception in March 2000. Mr. Kaplan was also co-founder of AnaServe, Inc. where he held the position of senior vice president, secretary and treasurer from its formation in 1995 until its acquisition by Concentric Network Corporation in August 1998. Mr. Kaplan remained employed by Concentric until April 1999. Mr. Kaplan received a Bachelor of Arts degree in Economics with a minor in Russian language from the University of California, Davis.

Raymond L. Ocampo Jr., was appointed as a director of the Company in April 2004. Mr. Ocampo  has been the President and Chief Executive Officer of Samurai Surfer L.L.C. (consulting and investments) since 2004, and has been a member of the board of the Berkeley Center for Law & Technology (a business and technology program affiliated with a major university) since 1997 and served as Executive Director from 1997 through 1999. Since 1996, Mr. Ocampo has been a private investor and consultant, including serving as an expert witness and mediator. Mr. Ocampo was senior vice president, general counsel and secretary at Oracle Corporation (computer software) from September 1990 until his retirement in November 1996. Mr. Ocampo joined Oracle in July 1986 and held various senior and executive positions with Oracle until retirement. Mr. Ocampo is a member of the boards of directors of PMI Group, Inc, Keynote Systems, Inc., Intraware, Inc. and CytoGenix, Inc. He received his undergraduate degree from U.C.L.A. and his law degree from Boalt Hall School of Law at the University of California, Berkeley.

 Philip Sanderson has served as a director of the Company since June 2004. Since 1998, Mr. Sanderson has been a general partner of Walden VC, a venture capital firm. Prior to 1998, Mr Sanderson worked as an investment banker in Robertson Stephens' New Media and Information Services Groups, after having worked in Goldman Sachs' corporate finance group. Mr. Sanderson also has founded and operated three companies in the retail, non-profit, and manufacturing industries. Mr. Sanderson received his Master of Business Administration with Honors from the Harvard Graduate School of Business and earned his Bachelor of Arts in Economics with Honors from Hamilton College.

Salvatore Tirabassi has served as a director of the Company since the acquisition of Epoch Hosting, Inc. (“Epoch”) in January 2003. Since 1999, Mr. Tirabassi has been a partner of Dolphin Equity Partners, a venture capital firm. From May 1998 to July 1999, Mr. Tirabassi served as a marketing consultant to Diamond Lane Communications, a telecommunications equipment company; from May 1997 to May 1998, he studied at the University of Pennsylvania; and from December 1993 to April 1997, he served as a marketing consultant to Diefenbach Elkins (Futurebrand). Mr. Tirabassi received a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, a Master of Science degree in Telecommunications and Networking Engineering from the University of Pennsylvania and an AB from Harvard College in philosophy and foreign languages.

Leonard Wanger has served as a director of the Company since the merger with VitalStream, Inc. in April 2002. Mr. Wanger served as a director of VitalStream, Inc. from May 2001 until the time of the merger of the Company with VitalStream, Inc. Since June 2002, Mr. Wanger has been a securities analyst at William Harris Investors. From 1999 until 2002, he served as director of engineering for MDL Information Systems (a Reed Elsevier company), a company engaged in drug discovery informatics. He served, commencing in 1995, as director of engineering for interactive simulations, Inc., a venture-backed start-up providing molecular modeling software for the pharmaceutical industry that was purchased by MDL in 1999. Mr. Wanger has a Bachelor of Science degree in computer science from the University of Iowa and a Masters of Architectural Science from Cornell University.

Melvin A. Harris has served as a director of the Company since January 2006. Since 2002, Mr. Harris has been retired from Sony Pictures Entertainment, Inc., where he had been President and Chief Operating Officer from 1999 to 2002, and prior to that had been President, Worldwide Television and Video, since 1992. From 1984 to 1991, he was President of the television and video units of Paramount Pictures Corporation, where he had been employed since 1977. Mr. Harris holds a PhD degree in Communications from Ohio University.

No family relationship exists among any of the director nominees and any other directors or officers of the Company.

Audit Committee

In April 2004, the Board of Directors appointed an Audit Committee consisting of Charles Lyons, Leonard Wanger and Raymond L. Ocampo to begin operating in May 2004. Mr. Wanger and Mr. Ocampo continue to serve as members of the Audit Committee, and Melvin Harris replaced Charles Lyons on the Audit Committee in January 2006 when Mr. Harris was appointed to the Board of Directors to fill the vacancy created by Mr. Lyons' resignation. All members of the Audit Committee are independent according to Nasdaq's listing standards, and the Board of Directors of the Company has determined that the Audit Committee has one member qualifying as an audit committee financial expert, as defined in Item 401(h) of Regulation S-K. The person the Board of Directors has determined is an audit committee financial expert is Leonard Wanger.

Executive Officers and Key Employees

In addition to Mr. Waterman and Mr. Kaplan, whose biographies are set forth above, certain biographical information is furnished below with respect to the following executive officers and key employees of the Company and its subsidiaries:

Name	Age(1)	Position	Officer Since
Mark Z. Belzowski Michael F. Linos Arturo Sida Stephen Smith	47 46 51 38	Chief Financial Officer Executive Vice President of Sales & Marketing Chief Legal Officer & Secretary Chief Technical Officer	May 2004 August 2003 April 2003 April 2002

(1) As of December 31, 2005

Mark Z. Belzowski has served as Chief Financial Officer of the Company since May 17, 2004 and Treasurer of the Company since July 2005. Prior to joining the Company, Mr Belzowski was chief financial officer and treasurer at Universal Electronics Inc., a wireless control developer, from May 1998 to January, 2004. Prior to that, Mr. Belzowski was vice president and controller in the Turner Entertainment Group, a division of Turner Broadcasting Systems, from 1994 to 1997. Prior to joining Turner Broadcasting Systems, Mr. Belzowski was vice president and corporate controller at Orion Pictures Corporation from 1988 to 1994 and held various financial positions at Twentieth Century Fox Film Corporation and at Paramount Pictures Corporation. Mr. Belzowski began his career at Ernst & Young, where he was a senior auditor. He is a Certified Public Accountant in the state of California. Mr. Belzowski holds a Bachelor of Arts degree in Accounting from California State University at Fullerton (1981).

Michael F. Linos has served as Executive Vice President of Sales and Marketing of the Company since November 2004, and previously as Vice President of Sales from August 2003 to November 2004. Prior to joining the Company, Mr. Linos served as vice president of sales in the eBusiness Division and the Enterprise Hosting Division at NTT/Verio from 1999 to 2002. From 1994 through 1998, Mr. Linos served as president and CEO of Affinity Software, a privately held enterprise software development and sales company. Mr. Linos has a Bachelor of Science from the University of Dayton (1981) and a Masters in Business Administration from the Northwestern University Kellogg School of Management (1986).

Arturo Sida has served as Chief Legal Officer of the Company since July 2005. Mr. Sida was Vice President and General Counsel from April 2003 to July 2005 and has served as the Secretary of the Company since November 2004. Mr. Sida served as vice president, legal and assistant secretary of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to late 2002, and as vice president, legal and assistant secretary of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, from 1998 until its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. Mr. Sida earned a Bachelor of Arts degree from Stanford University (1977) and a Juris Doctor degree from the University of California, Berkeley (1980).

Stephen Smith has served as Chief Technical Officer of the Company since the merger with VitalStream, Inc. in April 2002. Mr. Smith served as Chief Technical Officer of VitalStream, Inc. from March 2001 until the time of the merger with VitalStream, Inc. Mr. Smith co-founded SiteStream Incorporated in 1999 and served as SiteStream's senior vice president of technology. Mr. Smith served as chief technical officer for AnaServe, Inc. from 1995 until August 1998, when Concentric Networks acquired AnaServe. Mr. Smith holds a certification from Santa Cruz Operation for SCO UNIX and possesses specialized training for Microsoft, Silicon Graphics, Sun Microsystems, Cisco, FORE Systems ATM, Intel, Digital Equipment Corporation, and 3-COM products and services.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, as well as persons who beneficially own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that no forms were delinquent or were not filed during the most recent fiscal year or prior years (to the extent not previously disclosed), except as follows: Raymond Ocampo Jr. and Leonard Wanger, directors of the Company, filed after the respective due date reports on Form 4 reporting option grants in May 2005.

Code of Ethics

The Company has adopted the VitalStream Holdings, Inc. Code of Ethics for Financial Managers, which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934. The Code of Ethics and any amendments to or waivers from the Code Ethics are currently posted on our website at www.vitalstream.com under "Investor Relations."

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation earned during each of 2003, 2004 and 2005 from the Company by the chief executive officer of the Company during 2005 and the four executive officers of the Company as of December 31, 2005, in addition to the chief executive officer, that received the most total compensation during 2005 (the “named executive officers”).

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation(1) ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Jack L. Waterman, Chairman, CEO and Director (2)	12/31/05 12/31/04 12/31/03	$189,786 -- --	$130,000(6) -- --	$10,500 -- --	-- -- --	1,260,000 -- --	-- -- --	-- -- --

Philip N. Kaplan, President, Director, Chief Operating Officer	12/31/05 12/31/04 12/31/03	$165,000 151,969 149,000	$80,000 69,983 --	$12,387 9,941 7,853	-- -- --	52,500 50,000 --	-- -- --	-- -- --

Michael Linos, Executive Vice President of Sales and Marketing (3)	12/31/05 12/31/04 12/31/03	$160,000 136,772 53,750	$75,000 60,000 --	$14,363 12,003 3,514	-- -- --	53,750 81,250 62,500	-- -- --	-- -- --

Arturo Sida, Chief Legal Officer and Secretary (4)	12/31/05 12/31/04 12/31/03	$150,000 136,772 98,750	$37,500 27,000 9,000	$13,779 11,204 5,741	-- -- --	18,750 56,250 81,250	-- -- --	-- -- --

Mark Belzowski, Chief Financial Officer and Treasurer (5)	12/31/05 12/31/04 12/31/03	$155,000 93,646 --	$50,000 43,621 --	$14,363 6,414 --	-- -- --	12,500 112,500 --	-- -- --	-- -- --

(1)	These amounts reflect the benefit to the named executive officer, on a cost basis, of amounts paid for health and dental insurance.

(2)	Mr. Waterman commenced employment with the Company in June 2005.

(3)	Mr. Linos commenced employment with the Company in August 2003.

(4)	Mr. Sida commenced employment with the Company in April 2003.

(5)	Mr. Belzowski commenced employment with the Company in May 2004.

(6)
The bonus amount reflects a bonus paid in the form of 24,074 shares of Common Stock of the Company at a price equal to the fair-market value of Common Stock. The shares were issued in January 2006 in respect of the executive’s service during the 2005 fiscal year.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to options granted to the named executive officers during the year ended December 31, 2005, to purchase shares of the Common Stock under the Plan.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	# of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)

Jack Waterman	1,187,500	59.64%	$2.24	05/20/15	$1,672,860	$4,239,355

Jack Waterman	72,500	3.64%	5.40	12/16/10	108,164	239,015

Philip N. Kaplan	52,500	2.64%	5.40	12/16/10	78,326	173,080

Michael F. Linos	52,500	2.70%	5.40	12/16/10	80,191	177,201

Arturo Sida	18,750	0.94%	5.40	12/16/10	27,974	61,814

Mark Belzowski	12,500	0.63%	5.40	12/16/10	18,649	41,209

(1) The market price for the Company’s common stock, as reported by the OTC Bulletin Board, was $7.40 on December 30, 2005 (as adjusted to reflect the 1 for 4 reverse split).

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the information concerning the options to purchase the Common Stock exercised by the named executive officers during the year ended December 31, 2005, and the value of unexercised options as of December 31, 2005.

			Number of Securities Underlying Unexercised Options/SARs at December 31, 2005(1)	Value of Unexercised In-the-Money Options/SARs at December 31, 2005(1)
Name	Shares Acquired on Exercise (number)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Jack L. Waterman Philip N. Kaplan Michael Linos Arturo Sida Mark Belzowski	0 0 0 0 0	0 0 0 0 0	593,750/4,446,250 66,667 / 343,333 297,918/ 492,082 358,334 / 266,666 200,000/ 300,000	$765,938/$5,506,563 $88,667/ $282,333 $426,022 / $483,728 $548,001 / $299,499 $230,000 / $321,500

(1) The market price for the Company’s common stock, as reported by the OTC Bulletin Board, was $7.40 on December 30, 2005 (as adjusted to reflect the 1 for 4 reverse split).

Director Compensation

Our directors who joined the Board of Directors after May 2005 and who are not officers or employees of the Company or any of its subsidiaries receive (a) an annual retainer of $12,000, and (b) a payment of $1,000 per meeting of the Board of Directors or the Audit Committee which they attend. All directors are reimbursed for certain reasonable expenses incurred in attending Board of Director or committee meetings or incurred otherwise in conjunction with discharging their duties as directors. In addition, directors who are not officers are entitled to receive compensation to the extent that they provide services at rates that would be charged by such directors for such services to arm’s length parties. No such amounts were paid to directors of the Company during the year ended December 31, 2005.

Our directors are also entitled to participate in any stock option plans that we adopt from time to time. Our directors who joined the Board of Directors after May 2005 and who are not officers or employees of the Company or any of its subsidiaries receive an initial stock option grant, and subsequent annual grants on the anniversary date of the initial grant, in the amount of 12,500 shares pursuant to our 2001 Stock Incentive Plan, as amended, (the “Plan”) (and if such individuals are members of the Audit Committee, an additional amount of 3,125 shares or, in lieu of such amount if the individual is Chairman of the Audit Committee, an additional 6,250 shares). Such options are non-statutory stock options, have an exercise price based on the closing price of the Common Stock as of the date of grant, vest one-fourth (1/4) at the end of each quarter after the date of grant, and have a term of five (5) years.

The Company granted an option to purchase 50,000 shares of Common Stock to Philip Sanderson on January 25, 2005 with an exercise price of $3.08 per share and granted an option to purchase 50,000 shares of Common Stock to Salvatore Tirabassi on January 25, 2005 with an exercise price of $3.08 per share, each of which vests over three years. The Company also granted an option to purchase 18,750 shares of Common Stock to Leonard Wanger on May 17, 2005 with an exercise price of $2.52 per share, granted an option to purchase 15,625 shares of Common Stock to Raymond L. Ocampo Jr. on May 17, 2005 with an exercise price of $2.52 per share, and granted an option to purchase 15,625 shares of Common Stock to Melvin A. Harris on January 31, 2006 with an exercise price of $6.08 per share, all of which vest over one year.

Executive Employment Agreements, Termination of Employment and Change of Control Arrangements

All employees are employed pursuant to “at will” employment offer letters, governed according to the terms of our Employee Manual. Additionally, all employees sign a standard Confidentiality and Work Made for Hire Agreement and an Arbitration Agreement prior to becoming employees. Employee stock option agreements are governed according to the terms of the Plan.

In May 2005, the Company entered into an employment agreement with Jack L. Waterman, the Company’s Chief Executive Officer, pursuant to which Mr. Waterman is entitled to receive a base salary of $325,000 annually. Additionally, Mr. Waterman could earn at the end of each fiscal year an annual bonus in an amount determined by the Compensation Committee of the Board of Directors. The Company granted Mr. Waterman a non-qualified option to purchase 1,187,500 shares of Common Stock at a price equal to the closing price on May 20, 2005 (as adjusted for the 1 for 4 reverse split). These options vest over four years and, upon vesting, are exercisable for a period of ten years. Of the 1,187,500 shares under the option, 1/8 or 148,438 shares vested immediately, an additional 1/8 or 148,438 shares will vest after Mr. Waterman's one year anniversary with the Company, with the remaining 890,624 shares vesting on a pro-rata basis equally over the following 12 quarters, at the rate of 74,218.67 at the end of each quarter, beginning with the first 74,218.67 vesting on September 30, 2006. In the event a change of control occurs and Mr. Waterman subsequently elects to terminate his employment with the Company following a material diminution in the level of his duties or salary, or a material relocation of his principal place of employment, such termination will cause 50% of his then unvested options to become exercisable as of the date of such termination. If he is terminated without cause at any time during the six months prior to or after a change of control event, such termination will cause 50% of his then unvested options at the time of such termination to become vested as of the later to occur of the date of such termination or change of control event. Employment of Mr. Waterman is at-will, subject to the termination benefit outlined above, and the term of the agreement is open-ended.

On October 18, 2002, our Board of Directors approved an employment agreement with Philip N. Kaplan, current President and Chief Operating Officer of the Company, pursuant to which he was entitled to receive his previously authorized annual salary of $120,000, subject to adjustment as set forth below, and a termination benefit of one year’s salary unless terminated for cause. Pursuant to the terms of that agreement, on October 1, 2003, the salary of Mr. Kaplan was increased to $150,000, retroactive to January 1, 2003. The employment agreement permits the salary of Mr. Kaplan to increase, but not to decrease once such an increase is in effect. Additionally, Mr. Kaplan could earn at the end of each fiscal year an annual bonus of up to 35% of his annual salary based on the achievement of financial targets to be determined at the beginning of each fiscal year jointly by the executives and the Board of Directors (or a committee thereof). Employment of Mr. Kaplan is at-will, subject to the termination benefit outlined above, and the term of the agreement is open-ended.

On December 2, 2004, and in lieu of providing employment agreements that would provide severance payments in the event of termination of employment without cause, the Company granted options to purchase shares of Common Stock at an exercise price of $2.08 per share to each of Mark Belzowski, Michael Linos and Arturo Sida in the amounts of 37,500, 75,000 and 37,500 shares, respectively, which vest over three years. Each of the option awards to Messrs. Belzowski, Linos and Sida contain provisions that provide that (a) upon any termination of these executive officers’ employment by the Company, unless terminated for cause, the option becomes fully exercisable as of the date of termination whether or not then exercisable, (b) in the event that the executive officer elects to terminate his employment with the Company following a material change in the terms and conditions of his employment, such termination shall be deemed a termination by the Company without cause and the option shall become fully exercisable as of the date of such termination whether or not then exercisable, and (c) upon the occurrence of certain change of control events as defined in the Plan, as amended, the option shall become fully exercisable as of the date the transaction occurs whether or not then exercisable, and the option shall be converted into an option to purchase stock with respect to stock in one or more of the corporations, including the Company, that are the surviving or acquiring corporations in the transaction.

Compensation Committee Report on Executive Compensation

Prior to July 2004, the Company’s Board of Directors functioned as its Compensation Committee; however, the independent directors of the Company met separately to discuss and vote upon employment and compensation matters for executive officers of the Company. Since July 2004, the Compensation Committee has consisted of Philip Sanderson, Salvatore Tirabassi and Leonard Wanger. The Compensation Committee reviews the compensation and other terms of employment of the executive officers (including the named executive officers) at such times as it deems necessary.

Compensation Policy Applicable to Officers and Key Executives

The goal of the Compensation Committee is to create compensation packages for officers and key executives which will attract, retain and motivate executive personnel who are capable of achieving the Company’s short-term and long-term financial and strategic goals. Compensation packages are designed to combine a mixture of short-term and long-term incentives tied to Company performance as described more particularly below. In exercising its responsibilities, the Compensation Committee seeks to encourage management to achieve the Company’s short-term and long-term financial and strategic objectives, including maximizing long-term value for shareholders. Through the implementation of its compensation policies, the Compensation Committee believes it can motivate management to consider the Company’s short-term and long-term objectives, such as the Company’s financial performance and stock price appreciation, by rewarding the Company’s key officers and executives upon achieving such objectives.

Executive Compensation Policies

Executive compensation at the Company is made up of three elements: (i) base salary, (ii) mandatory and discretionary bonuses (short-term and long-term incentives) and (iii) grants of equity-based compensation (e.g., stock options).

Base Salary. The base salaries of existing executive officers of the Company are determined by the Compensation Committee on the basis of each executive officer’s responsibilities, with consideration given to the base salaries of executive officers of comparable companies. With respect to new officers of the Company, those salaries are determined by the Compensation Committee based upon the factors identified above and arms-length negotiation with the new executive officer.

Bonuses. Each year, the Compensation Committee approves a bonus plan for its executive officers and key employees. In 2005, the bonus plan established Company-level financial performance targets that, if achieved, would be expected to translate into increased shareholder value and progress toward the Company’s overall long-terms goals. The bonus plan also included individual performance targets for each executive officer. Each of these targets is weighted as a percentage of the overall potential bonus. Each executive, in turn, is assigned a percentage of his overall salary that represents the maximum overall bonus amount. For example, in 2005, the revenue goal represented 50% of the overall potential bonus. If only that goal were achieved, an executive with an assigned percentage of 30% would be entitled to receive a bonus equal to 15% (50% of 30%) of his overall salary.

The Compensation Committee believes that having pre-determined bonuses tied to pre-determined short-term performance targets effectively focuses management’s efforts on objectives that are aligned with the shareholders of the Company and injects desired objectivity into the compensation process. In respect of the 2005 fiscal year, and based upon the achievement (and non-achievement) of specified Company-level and individual financial and operational targets, the following executive officers were paid the following bonuses: Jack Waterman ($130,000 in Common Stock), Philip N. Kaplan ($80,000), Michael Linos ($75,000), Arturo Sida ($37,500), and Mark Belzowski ($50,000).

Equity-Based Compensation. In addition to salary and bonus, the Company has adopted the 2001 Stock Incentive Plan, as amended (the “Plan”), which provides that the long-term compensation of officers and key employees be dependent upon the financial performance of the Company. Under the Plan, officers and key employees are eligible to receive awards of stock options, stock appreciation rights, restricted stock and other equity-based rights, although, to date, the Company has granted only stock options (other than the bonus of Jack Waterman for 2005, which was paid in stock, in lieu of cash, under the Plan). The number of stock options granted to each executive officer is determined by a competitive compensation analysis and each individual’s salary and responsibility. The Compensation Committee also considers the number and exercise price of options granted to individuals in the past. All option grants have been made with an exercise price equal to the fair market value of Common Stock on the date of grant of the option.

Compensation of Chief Executive Officer

Jack Waterman has been the Chief Executive Officer of the Company since June 2005. Pursuant to Mr. Waterman's employment agreement with the Company, Mr. Waterman is entitled to receive a base salary of $325,000. Mr. Waterman is also entitled to participate in the Company’s mandatory bonus program, described above, and is eligible for discretionary bonuses and equity-based compensation. As described above, the Company’s mandatory bonus program includes a Company-level financial goals applicable to all executive officers and individualized performance goals for each executive officer. During 2005, based on achievement of Company-level goals, Mr. Waterman was awarded a discretionary bonus of $130,000, which Mr. Waterman and the Company agreed would be paid in the form of 24,074 shares of Common Stock of the Company at a price equal to the fair market value of Common Stock at the time of the award.

Prior to Mr. Waterman’s joining the Company, Philip N. Kaplan, President and Chief Operating Officer, was the chief executive officer of the Company. In October 2002, based on the subjective impression of the Compensation Committee of the salaries of officers of similarly situated early stage technology companies headquartered in Orange County, the progress of the Company to that date and the prospects of the Company at such time, the Compensation Committee approved an employment agreement for Mr. Kaplan, then Chief Operating Officer. Mr. Kaplan became President of the Company in November 2004. Pursuant to such agreement, Mr. Kaplan was entitled to receive a base salary of $120,000, subject to automatic increase to $155,000 when the Company met a stated EBITDA target (which was met with respect to the quarter ended September 30, 2003). The employment agreement also provided that Mr. Kaplan and the Compensation Committee were to negotiate specific financial and other short-term performance targets at the beginning of each fiscal year as part of a mandatory bonus program. This requirement has been superseded by the Company’s mandatory bonus program applicable to all officers, in which Mr. Kaplan participates. Mr. Kaplan is also entitled to receive discretionary bonuses and equity-based compensation. As described above, the Company mandatory bonus program includes a Company-level financial goals applicable to all executive officers and individualized performance goals for each executive officer. During 2005, based on achievement of Company-level goals and Mr. Kaplan’s achievement of his individual goals, Mr. Kaplan was awarded a bonus of $80,000 for 2005.

Submitted by the Compensation Committee

Philip Sanderson
Salvatore Tirabassi
Leonard Wanger

The information contained in this Compensation Committee Report on Executive Compensation is not deemed to be soliciting material or to be filed with the Securities and Exchange Commission, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934. Such information is not incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

The Company’s Compensation Committee consists of Philip Sanderson, Salvatore Tirabassi and Leonard Wanger. In addition to evaluating the employment contracts for key employees throughout the year, the Compensation Committee formally considered compensation issues approximately six times during the 2005 fiscal year in connection with the authorization of grants of options to purchase shares of Common Stock and with the executive employment agreement for Mr. Waterman.

Company Performance Graph

Set forth below is a graph comparing the cumulative shareholder return on the Common Stock from December 31, 2000 through December 31, 2005 against the cumulative total return for certain indices and peer groups described below for the same period. The graph assumes an initial investment of $100.00 with dividends reinvested.

On April 23, 2002, the Company (then known as Sensar Corporation ) and a wholly-owned subsidiary consummated a merger with VitalStream, Inc., a privately held company, pursuant to which the subsidiary was merged with and into VitalStream, Inc., with VitalStream, Inc. surviving as a wholly-owned subsidiary. The core business of VitalStream, Inc. prior to the merger became the Company’s core business from and after the merger date, and the Company changed its name to VitalStream Holdings, Inc. For the benefit of holders of our shares prior to the merger, we are including historical information below which reflects their investment in what was essentially a different company.

The Company has chosen to compare its cumulative shareholder return on the Common Stock against the cumulative total return for the Russell 2000 Index and a peer group consisting of Akamai Technologies, Inc., Globix Corporation, Loudeye Corporation and Savvis Communications Corporation, each of which are in the same lines of business as the Company.

	Cumulative Total Return
	12/00	12/01	4/02	12/02	12/03	12/04	12/05

VITALSTREAM HLDGS. INC	100.00	102.86	132.57	52.57	150.86	189.71	422.86
RUSSELL 2000	100.00	102.49	107.54	81.49	120.00	142.00	148.46
PEER GROUP	100.00	29.98	21.53	9.75	52.69	60.52	78.65

The information contained in this section is not deemed to be soliciting material or to be filed with the Securities and Exchange Commission, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934. Such information is not incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the number of shares of our Common Stock subject to options, warrants and other rights granted, or that may be granted, under our compensation plans as of December 31, 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,758,016.75 (1)	$2.64	None(2)

Equity compensation plans not approved by security holders	None	None	None

Total	2,758,016.75	$2.64	None

(1) Represents shares of Common Stock of VitalStream Holdings, Inc. that are issuable upon the exercise of outstanding options granted under the Plan as of December 31, 2005 and does not include options previously granted under the Plan and exercised.

(2) Represents shares of Common Stock of VitalStream Holdings available for future grant under the Plan as of December 31, 2005 (and does not reflect the increase in authorized shares that was effected by a subsequent amendment to the Plan).

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information, as of the close of business on April 5, 2006, as to each person who beneficially owns of record more than 5% of our outstanding Common Stock, and information as to the ownership of our Common Stock by each person serving as a director or named executive officer of the Company as of April 5, 2006, and by all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to this table, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially being owned by them.

	Beneficial Ownership of Common Stock
Name	Ownership Amount and Nature of Beneficial Ownership(1)	Percentage Ownership(2)

Executive Officers and Directors
Jack Waterman (3)	320,949(4)	1.51%
Philip N. Kaplan(3)	1,038,817(5)	4.94%
Michael F. Linos(3)	460,932(6)	2.18%
Arturo Sida(3)	156,114(7)	*
Mark Z. Belzowski(3)	132,944 (8)	*
Leonard Wanger(9)	100,863(9)	*
Salvatore Tirabassi(10)	20,832(10)	*
Melvin A. Harris(11)	3,906(11)	*
Raymond Ocampo Jr. (12)	48,958(12)	*
Philip Sanderson(13)	3,326,791(13)	16.01%
All Executive Officers and Directors as a Group (11 Persons)	2,647,782(17)	11.18%

5% Shareholders (Who are not Executive Officers or Directors)
Dolphin Reporting Group(14)	4,335,883(14)	15.19%
Walden Reporting Group(15)	3,404,430(15)	15.74%
Husic Capital Management	1,361,116(16)	6.51%

* Represents less than 1% of the outstanding shares of Common Stock.

(1)
Ownership numbers include shares of our Common Stock subject to options and warrants that are exercisable within 60 days of April 5, 2006. Shares of our Common Stock subject to options and warrants that are not exercisable within such 60-day period are not included.

(2)
The percentages shown are based on the sum of (a) the 21,007,281 shares of our Common Stock issued and outstanding on April 5, 2006, and (b) the shares of our Common Stock subject to all options and warrants held by the person with respect to whom the calculation is being made (but not any other person) that are exercisable within 60 days of April 5, 2006.

(3)	Business Address is One Jenner, Suite 100, Irvine, CA 92618.

(4)	Represents 24,074 shares of our Common Stock and an option to purchase 296,875 shares of our Common Stock, all owned by Jack Waterman.

(5)
Represents 991,803 shares of our Common Stock, an option to purchase 24,999 shares of our Common Stock, a warrant to purchase 10,416 shares of our Common Stock, all owned by Philip N. Kaplan and 11,599 shares of our Common Stock owned by Stacy Kaplan, the wife of Philip N. Kaplan.

(6)	Represents 320,830 shares of our Common Stock, an option to purchase 98,436 shares of our Common Stock, and a warrant to purchase 41,666 shares of our Common Stock, all owned by Michael F. Linos.

(7)	Represents 39,970 shares of our Common Stock, an option to purchase 110,936 shares of our Common Stock, and a warrant to purchase 5,208 shares of our Common Stock, all owned by Arturo Sida.

(8)	Represents 64,196 shares of our Common Stock and an option to purchase 68,748 shares of our Common Stock, all owned by Mark Belzowski.

(9)
Represents 30,931 shares of our Common Stock and an option to purchase 58,333 shares of our Common Stock owned by Mr. Wanger, and 11,599 shares of our Common Stock held in a trust that is beneficially owned by Mr. Wanger. The address of Mr. Wanger is 2 North LaSalle, #400, Chicago, Il, 60602.

(10)
Represents an option to purchase 20,832 shares of our Common Stock owned by Mr. Tirabassi. The business address of Mr. Tirabassi is c/o Dolphin Equity Partners, 750 Lexington Avenue, 16th Floor, New York, NY, 11201.

(11)	Represents an option to purchase 3,906 shares of our Common Stock owned by Mr. Harris. The business address of Mr. Harris is c/o VitalStream Holdings, Inc., One Jenner, Suite 100, Irvine, CA 92618.

(12)	Represents an option to purchase 48,958 shares of our Common Stock. The address of Mr. Ocampo is P.O. Box 1688, San Mateo, CA 94401.

(13)
Represents an option to purchase 20,832 shares of our Common Stock owned by Mr. Sanderson and 3,305,959 shares of Common Stock owned of record by Walden VC II, LP., of which Mr. Sanderson is a principal. The address of Mr. Sanderson is 750 Battery St. 7th Floor, San Francisco, CA 94110.

(14)
Information regarding the Dolphin Reporting Group is based upon the Schedule 13D/A filed by such group on March 14, 2006. According to such report, the group is comprised of Dolphin Communications I, LLC, Dolphin Communications, LP, Dolphin Communications II, LP, Dolphin Communications Fund, LP, Dolphin Communications Fund II, LP, Dolphin Communications Parallel Fund, LP, Dolphin Communications Parallel Fund II Netherlands, LP, and Richard Brekka. The address for the Dolphin Reporting Group is 750 Lexington Avenue, New York, NY 10022.

(15)
Information regarding the Walden Reporting Group is based upon the Schedule 13D/A filed by such group on February 14, 2006. According to such report, the group is comprised of Walden VC II, LP, Walden VC, LLC and various individual managers of such fund. The address for the Walden Reporting Group is 750 Battery St. 7th Floor, San Francisco, CA 94110.

(16)
Information regarding Husic Capital Management is based upon information provided to us by Husic Capital Management. Husic Capital Management is controlled by Frank J. Husic. The address for Husic Capital Management is 555 California Street, Suite 1800, San Francisco, CA 94104.

(17)	Total excludes 3,305,959 shares of Common Stock held by Walden VC II, LP. and included in Mr. Sanderson’s balance as noted above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following discusses certain transactions between the Company and its officers, directors, director nominees and others that may be deemed to be affiliates.

Grant of Options to Officers and Directors

Information regarding option grants to directors during 2005 is set forth under “Director Compensation” above, and information regarding option grants to the named executive officers is set forth under “Option Grants in Last Fiscal Year” above, each of which are incorporated herein by reference.

February 2006 Private Offering

On February 3, 2006, we closed the sale in a private placement of an aggregate of 2,692,308 shares of common stock for an aggregate purchase price of $14.0 million, or $5.20 per share. In that offering, WaldenVC II, L.P. purchased 96,153 shares and its affiliates William McDonagh, Jay Tyler and John Zeisler, Trustee of Zeisler/Bailey Family Trust dated May 14, 1998, purchased 4,807, 3,846 and 28,846 shares respectively. Each of WaldenVC II, L.P., McDonagh, Mr. Tyler and Mr. Zeisler is an affiliate of WaldenVC, which is a 10% shareholder of the Company, and Philip Sanderson, one of our directors, is a managing partner of WaldenVC.

Employment Agreement With New CEO

The description of the Company’s employment agreement with Jack Waterman, its CEO, set forth in “Executive Employment Agreements, Termination of Employment and Change of Control Arrangements” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Rose Snyder in connection with its audit of the Company's consolidated financial statements, its reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and other services that are normally required in connection with statutory and regulatory filings or audit engagements were $81,245 for the fiscal year ended December 31, 2005 and $80,500 for the fiscal year ended December 31, 2004.

Audit Related Fees

Except as disclosed under "Audit Fees" above, Rose, Snyder & Jacobs did not provide to the Company any audit-related services during the fiscal years ended December 31, 2005 and December 31, 2004.

Tax Fees

The aggregate fee for tax related professional services rendered by Rose, Snyder & Jacobs during the fiscal year ended December 31, 2005 was $13,650 and the aggregate fee for tax related professional services rendered by Rose Snyder during the fiscal year ended December 31, 2004 was $5,000.

All Other Fees

Rose Snyder did not provide to the Company any other services during the fiscal years ended December 31, 2005 and December 31, 2004.

Audit Committee Pre-Approval Policies

Under the policies established by the Audit Committee, all engagements of the independent auditors to render audit or non-audit services require pre-approval of the Audit Committee of the Company. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements And Schedules

      The financial statements and schedules, including the index to the financial statements, are included immediately following the signatures and certifications of the Company's Annual Report on Form 10-K filed with the SEC on April 3, 2006.

Exhibits

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

2.1	Agreement and Plan of Merger dated February 13, 2002 among the Company, VitalStream and VitalStream Operating Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002, File No. 001-10013

2.2	Amended and Restated Asset Purchase Agreement dated January 15, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

3.1	Articles of Incorporation, as amended to date	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

4.1	Form of Certificate representing shares of VitalStream Holdings Common Stock	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

4.2	Form of Warrant (PIPE Investor)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

4.3	Form of Warrant (PIPE Placement Agent)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

4.4	Form of Amendment to Common Stock Purchase Warrant (Additional Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

4.5	Form of Amendment to Common Stock Purchase Warrant (Amended and Restated Warrant)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

4.6	Form of Warrant (Amended and Restated)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.7	Form of Warrant (Additional Warrant)	Form of Warrant (Additional Warrant)

4.8	Form of Amended and Restated Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

4.9	Form of Consulting Warrant (25,000 Shares)	Incorporated by reference to the Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on June 8, 2004, File No. 0-17020

4.10	Form of Consulting Warrant (50,000 Shares)	Incorporated by reference to the Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on June 8, 2004, File No. 0-17020

4.11	Stock Purchase Warrant dated April 23, 2002 issued to Brookstreet Securities Corporation	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

4.12	Stock Purchase Warrant dated April 23, 2002 issued to Gary T. Madrid	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

4.13	Amendment to Stock Purchase Warrant issued to Brookstreet Securities Corporation dated October 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

4.14	Amendment to Stock Purchase Warrant issued to Gary Madrid dated October 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

4.15	Stock Purchase Warrant dated April 23, 2002 issued to Joe Kowal	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2002

10.1	Sublease dated as of November 15, 1999, by and between Charter Holdings, Inc. and VitalStream Broadcasting Corporation (as successor to Epoch Networks, Inc.), as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

10.2	Industrial Lease Between The Irvine Company and ReceiveTV, Inc., as amended	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 16, 2002, File No. 0-17020

10.3	Third Amendment to Industrial Lease Between The Irvine Company and Receive TV, Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003

10.4	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on January 31, 2003, File No. 0-17020

10.5	2001 Stock Incentive Plan (Second Amended and Restated)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on April 3, 2006, File No. 0-17020

10.6	Employment Agreement dated October 18, 2002 between the Company and Philip N. Kaplan	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.7	Employment Agreement dated October 18, 2002 between the Company and Steve Smith	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.8	Employment Agreement dated October 18, 2002 between the Company and David Williams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003, File No. 0-17020

10.9	Master Access Agreement dated as of January 1, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003

10.10	Master Equipment Lease dated March 6, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003

10.11	Letter agreement dated January 27, 2003	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003

10.12	Factoring and Security Agreement dated June 30, 2003 with Alliance Bank	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003

10.13	Letter agreement dated May 13, 2003 with Netifice Communications Inc.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003

10.14	Securities Exchange and Purchase Agreement dated as of September 30, 2003	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.15	Amended and Restated Investor Rights Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.16	Amended and Restated Registration Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.17	Amended and Restated Security Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.18	Amended and Restated Guaranty	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2003, File No. 0-17020

10.19	Bandwidth Redundancy and Cooperative Purchasing Agreement dated December 23, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

10.20	Amendment No. 1 to Revolving Equipment Lease dated October 21, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

10.21	Second Lease Line Agreement with Boston Financial & Equity Corporation dated December 11, 2003	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

10.22	Purchase Agreement dated June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.23	Registration Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.24	Investor Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.25	Second Amended and Restated Registration Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.26	Conversion Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.27	Amendment to Amended and Restated Investor Rights Agreement dated as of June 14, 2004	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 30, 2004, File No. 0-17020

10.28	Master Services Agreement dated 2004 with Level 3 Communications, LLC	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on August 16, 2004, File No. 0-17020

10.29	Confidential Termination Agreement and General Release dated April 29, 2004 with Kevin Herzog	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on August 16, 2004, File No. 0-17020

10.30	Loan and Security Agreement dated October 7, 2004 with Comerica Bank	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2004, File No. 0-17020

10.31	Separation Agreement dated November 19, 2004 with Paul Summers	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 24, 2004, File No. 0-17020

10.32	Macromedia Flash Communications Server License Agreement dated November 17, 2003 with Macromedia, Inc. (including amendments 1 through 4)*	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on April 3, 2006, File No. 0-17020

10.33	2001 Stock Incentive Plan (Second Amended and Restated as of February 28, 2005), as amended	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on April 3, 2006, File No. 0-17020

10.34	Purchase Agreement dated as of February 3, 2006	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on April 3, 2006, File No. 0-17020

10.35	Registration Rights Agreement dated as of February 3, 2006	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on April 3, 2006, File No. 0-17020

21	Subsidiaries of the Company	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004, File No. 001-10013.

23.1	Consent of Rose, Snyder & Jacobs	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on April 3, 2006, File No. 0-17020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

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

VitalStream Holdings, Inc.

April 28, 2006	By: /s/ Jack L. Waterman
Jack L. Waterman, Chief Executive Officer and Chairman

April 28, 2006	By: /s/ Philip N. Kaplan
Philip N. Kaplan, Chief Operating Officer and Director

April 28, 2006	By: /s/ Mark Z. Belzowski
Mark Z. Belzowski, Chief Financial Officer