Form 10-Q
period 2006-03-31
VITALSTREAM HOLDINGS INC
filed 2006-05-15
CIK 789851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

VITALSTREAM HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	001-10013	87-0429944
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☐    NO☒

         As of March 31, 2006, the registrant had 21,007,282 common shares outstanding.

TABLE OF CONTENTS

Part I	Financial Information

	Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2006 And 2005

Condensed Notes to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current assets:
Cash	$20,145,887	$4,118,308
Accounts receivable, net of allowance for doubtful accounts/credits of $466,080 and $454,182 at March 31, 2006
and December 31, 2005, respectively	2,636,899	3,123,006
Prepaid expenses	891,655	628,576
Other current assets	242,721	238,274
Total current assets	23,917,162	8,108,164

Fixed assets, net	8,149,865	7,802,278
Restricted cash	200,776	200,626
Goodwill	3,577,678	3,577,678
Customer list	140,000	167,500
Other assets	121,434	172,915
TOTAL ASSETS	$36,106,915	$20,029,161

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$510,232	$1,842,440
Accrued compensation	525,853	487,604
Current portion of capital lease obligations	559,471	642,136
Current portion of line of credit obligations	3,908,288	2,991,621
Accrued expenses	1,347,003	807,719
Total current liabilities	6,850,847	6,771,520

Capital lease obligations	62,509	208,767
Line of credit obligations	1,579,144	743,716
Deferred rent	84,345	86,549
Total long-term liabilities	1,725,998	1,039,032

Commitments and contingencies

Shareholders' equity
Common stock, par value $0.001; authorized shares, 290,000,000;
issued and outstanding shares, 21,007,282 and 17,580,083 at
March 31, 2006 and December 31, 2005 respectively	84,345	70,321
Additional paid-in capital	40,879,511	24,810,514
Accumulated deficit	(13,433,786)	(12,662,226)
Total shareholders' equity	27,530,070	12,218,609
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$36,106,915	$20,029,161

See condensed notes to consolidated financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005 (Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue	$5,561,829	$3,397,888

Cost of revenue	2,750,885	1,653,945

Gross Profit	2,810,944	1,743,943

Research & development	423,859	154,772
Sales & marketing	1,584,528	1,031,919
General & administrative	1,522,196	888,599

Operating Loss	(719,639)	(331,347)

Other income (expense):
Interest expense, net	(48,147)	(60,744)
Income tax expense	(1,715)	(800)
Other income (expense)	(2,059)	196,499

Net other income (expense)	(51,921)	134,955

Net Loss	$(771,560)	$(196,392)

Basic and diluted net loss per common share	$(0.04)	$(0.01)

Shares used in computing basic and diluted net loss per common share	19,851,394	15,091,804

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005 (Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
NET LOSS	$(771,560)	$(196,392)
Adjustments to net loss:
Depreciation & amortization	896,887	421,327
Loss on disposal of fixed assets	-	5,730
Stock-based compensation charges	254,364	-
Changes in operating assets & liabilities
Accounts receivable, net	440,676	(128,174)
Prepaid expenses	(243,616)	(653,857)
Other assets	34,526	(177,039)
Accounts payable	(1,300,759)	(187,168)
Accrued compensation	168,249	(190,022)
Accrued expenses	211,910	22,284
TOTAL CASH USED IN OPERATIONS	(309,323)	(1,083,311)

INVESTING ACTIVITIES
Additions to property & equipment	(882,574)	(529,653)
Interest earned on restricted cash	(150)	-
Relief of restricted cash	-	35
NET CASH USED IN INVESTING ACTIVITIES	(882,724)	(529,618)

FINANCING ACTIVITIES
Payments on capital leases	(228,922)	(210,907)
Issuance of common stock, net of offering expenses	14,000,000	-
Proceeds from equipment line of credit	2,000,000	366,751
Proceeds from exercise of warrants and stock options	1,698,657	312,552
Payments on equipment line of credit	(247,905)	-
Deferred rent	(2,204)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,219,626	468,396

NET INCREASE (DECREASE) IN CASH	16,027,579	(1,144,533)
Cash at the beginning of the period	4,118,308	10,276,322
Cash at the end of the period	$20,145,887	$9,131,789

Supplementary disclosure of cash paid during the period for:
Interest	$138,201	$180,691
Income taxes	$1,715	$800
Equipment acquired under capital leases	$-	$-

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

In January 2003, another VHI wholly-owned subsidiary, VitalStream Broadcasting Corporation, entered into an agreement with Epoch Networks, Inc. and Epoch Hosting, Inc. ("Epoch") pursuant to which VitalStream Broadcasting Corporation acquired Epoch's hosting and colocation contracts, related computer equipment, software and licenses, a leasehold interest in a Los Angeles data center, and a certificate of deposit for $300,000, which serves as collateral on the leaseholder interest. As consideration for those assets, we paid to Epoch Hosting $200,000 in cash and issued 962,190 shares of common stock to Epoch.

On April 27, 2005, VHI acquired the business of PlayStream, LLC, a provider of fully automated, self service small business streaming media services, headquartered in Seattle, Washington, effective as of April 1, 2005, for $500,000 in cash, 937,500 shares of VitalStream Holdings, Inc. common stock valued at $2,137,500 and 50,000 warrants to purchase common stock at an exercise price of $5.40 valued at $111,272 for a total purchase price of $2,748,772. During the first quarter of 2006, we changed the name of our PlayStream product line to VitalStream Small Business Services.

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

Basis of Presentation -- This report on Form 10-Q (Form "10-Q") for the quarter ended March 31, 2006 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

Common Stock Reverse Split -- The Company effected a one-for-four reverse stock split to shareholders of record as of April 4, 2006.  All share and per share information have been retroactively adjusted to reflect the reverse stock split.

2.	SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2006 and thereafter.

The consolidated financial statements include the accounts of VitalStream Holdings, Inc. and its wholly-owned subsidiaries, VitalStream, Inc., VitalStream Broadcasting Corporation and PlayStream, Inc. All material intercompany accounts and transactions have been eliminated.

Revenue Recognition -- Revenue is derived primarily from fees for streaming media services, web hosting and managed services. Streaming media service fees, which are typically usage-based, are recognized as the service is provided. Web hosting and managed services fees, generally consisting of fixed monthly amounts, are also recognized as the service is provided. Our revenues primarily consist of monthly recurring revenues from contracts with terms of generally one year or more. These contracts usually have a fixed minimum commitment based on a certain level of usage with additional charges for any usage over the minimum commitment level.

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

Stock-Based Compensation -- Prior to January 1, 2006, the Company accounted for employee stock option grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period.

As a result of adopting SFAS No. 123R on January 1, 2006, our net loss before taxes for the three month period ended March 31, 2006, was $771,560, $254,364 higher than had we continued with stock based compensation under APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.

Basic and diluted net loss per share for the three month period ended March 31, 2006 would have been $(0.03), had we not adopted SFAS 123R, compared to the reported basic and diluted net loss per share of $(0.04). The adoption of SFAS No. 123R had no impact on cash flows from operations and financing.

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock options for the three-month period ended March 31, 2005. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards

	Three Months Ended March 31, 2005
Net loss, as reported		$(196,392)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		-
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax related effects	$	(35,337)

Proforma net loss		$(231,729)

Basic net loss per share:
As reported		$(0.01)

Pro forma		$(0.01)

Diluted net loss per share:
As reported		$(0.01)

Pro forma		$(0.01)

Note that the above pro forma disclosure was not presented for the three-month period ended March 31, 2006 because stock-based employee compensation expense is included in the condensed consolidated statements of operations using the fair value recognition method under SFAS No. 123R for this period.

The fair value of the options granted during the three months ended March 31, 2006 and 2005 have been estimated at $861,881 and $99,906, at the date of grant, respectively, and are based on the following assumptions on the date of grant using the Black-Scholes valuation model. The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $3.14 per option share.

The expected stock volatility rates are based on the historical stock volatility of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding to the expected life of the option. We have opted to use the simplified method as allowed by Staff Accounting Bulletin SAB 107 for estimating our expected term to arrive at a term in between the vesting period and the contractual term.

	Three Months ended March 31, 2006	Three Months ended March 31, 2005

Risk free interest rate	4.47% to 4.78%	3.71% to 4.18%
Stock volatility factor	53% -- 59%	14% -- 16%
Weighted average expected option life	5.88 years	5 years
Expected dividend yield	None	None

The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three-month period ended March 31, 2006. For comparative purposes only; three months ended March 31, 2005 are shown in the same table but are not included in the condensed consolidated statement of operations for the three months ended March 31, 2005.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Costs and expenses:

Cost of Sales	$2,634	$639
Research and development	8,486	1,474
Sales and marketing	58,117	8,830
General and administrative	185,127	24,394
Total stock-based compensation expense	$254,364	$35,337

There was no capitalized stock-based employee compensation cost as of March 31, 2006. There was no recognized tax benefits during the quarter ended March 31, 2006.

Stock Option Plan

The 2001 Stock Option Incentive Plan was adopted and approved by our Board of Directors and is intended to be an Incentive Stock Option as defined in Section 422 of the Internal Revenue Code of 1986. The Plan is administered by Compensation Committee of our Board of Directors. The Plan authorizes the issuance of shares of stock options to employees, directors and consultants. Stock options are granted at an exercise price of not less than the market value on the grant date. Options awarded typically expire 5 years from grant date unless expiration occurs earlier in connection with termination of employment and generally vest over a 36 month period with one-third vesting on the first anniversary date of the date of grant with the remaining options vesting at the rate of 1/12 (8.33%) at the end of each quarter thereafter, so that the option will be fully exercisable on the third anniversary of the grant date.

In January of 2005, the Board of Directors changed the policy applicable to awards of options under the Plan such that awards typically are for Non-Qualified Stock Options instead of Incentive Stock Options and vest over a a 48 month period instead of a 36 month period, with one quarter vesting on the first anniversary of the grant date and with the remaining options vesting at the rate of 1/16 (6.25%) at the end of each quarter thereafter, so that the option will be fully exercisable on the fourth anniversary on the grant date. As of March 31, 2006, the number of options issued and outstanding was 2,904,470 with 1,467,003 reserved for future awards.

Activity under our Stock Option Plan for the three months ended March 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,748,017	$2.6472
Options Granted	274,375	$6.7660
Options Canceled	24,375	$3.5312
Options Exercised	93,547	$2.0128
Outstanding at March 31, 2006	2,904,470	$3.0495

Exercisable at March 31, 2006	786,091	$2.1356

The details of the VHI options outstanding as of March 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercisable prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.8000 - $2.3280	1,824,560	6.84	$2.0461	574,152	$1.6969
$2.3280 - $3.8560	453,035	3.77	$3.1495	175,482	$2.9957
$3.8560 - $5.3840	88,750	3.48	$4.7177	36,457	$4.9040
$5.3840 - $6.9120	469,375	4.78	$5.7742	-	-
$6.9120 - $8.4400	68,750	4.93	$8.2647	-	-

Total	2,904,470	5.88	$3.0495	786,091	$2.1356

	Options Outstanding & Unvested at March 31, 2006
	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price

Non Vested before 1/1/2006	1,971,775		$2.8760
Granted	274,375		$6.7660
Forfeited	20,907		$3.4280
Vested	106,864		$2.5908

Non Vested at 3/31/2006	2,118,379	6.67	$3.3888

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 is $3.14 per option share. At of March 31, 2006, the total unrecognized fair value compensation cost related to unvested stock options was $3.4 million, which is to be recognized over the weighted average remaining vested period of 3.1 years.

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

4.	EQUITY

As of March 31, 2006, there were 21,007,282 shares of VitalStream common stock outstanding and 3,025,540 shares of VitalStream common stock reserved for issuance as follows:

Options issued and outstanding	2,904,470

Warrants issued and outstanding	121,070

3,025,540

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Any statements in this report about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as "believe," "could," "may," "anticipate," "intend," "expect," "will," "plan," "estimate," "continue," "should" or "would". Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the discussions set forth below in "Risk Factors" in this Item 2 of this Report.

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

In 2005, we continued to position our Company to increase revenue and market share, and to take advantage of the demand and growth opportunities within the streaming media market. In addition to increasing our sales and marketing efforts, we invested heavily in our content delivery network to increase scalability and capacity to allow us to handle greater revenue growth. We also continued to supplement and enhance our portfolio of products and services. In 2006, we will continue to focus on driving growth in our revenue base. But we expect that these investments in our content delivery network, our product portfolio, and our sales and marketing efforts, will be increasingly offset by increases in volume purchasing gains, greater operational efficiencies and tight cost controls as we strive to be free cash flow positive before strategic investments or acquisitions in 2006.

On February 3, 2006, we closed a financing transaction with institutional investors by issuing 2,692,307 shares of common stock at a price of $5.20 per share generating gross proceeds to the Company of $14 million. Net proceeds from this transaction will be used for general corporate purposes, including network and infrastructure expenditures, supporting domestic and international growth, and funding ongoing product development.

Effective as of April 4, 2006, the Company completed a one-for-four reverse stock split and subsequently submitted an application to NASDAQ® for listing on the NASDAQ Capital Market. NASDAQ is currently in the process of reviewing the application and their response is expected during the next one to two months. Concurrent with this process, the Company’s ticker symbol on the OTC exchange has been changed from VSTH to VSHI. All share and per share information have been retroactively adjusted to reflect the reverse stock split.

While the opportunities for us are increasing, they are not without risk. Our business and our industry face numerous risks (see "Risk Factors" below in this Item 2), only some of which can be mitigated to varying degrees in advance, and others of which can only be dealt with reactively, if at all. As with any technology company, new technological advances within our industry could cause a paradigm shift in how we develop, market and deliver our products and services or how users perceive and use them. Some of these advances may be unavailable to us and we may not have a comparable or competitive technological offering.

The upward trend in our sales growth combined with operational efficiencies creates an opportunity for us to become profitable in the future. However, there can be no assurance that we will ever be profitable in the future or on a sustained basis.

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

Results of Operations

The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	Three Months Ended March 31,
	2006	2005

Revenue	100.0%	100.0%

Cost of revenue	49.5	48.7

Gross Profit	50.5	51.3

Research & development	7.6	4.5
Sales & marketing	28.5	30.4
General & administrative	27.4	26.2

Operating Loss	(12.9)	(9.8)

Other income (expense):
Interest expense	(0.9)	(1.8)
Income tax expense	0.0	0.0
Other income (expense)	(0.0)	5.8

Net other income (expense)	(0.9)	4.0

Net Loss	(13.9)%	(5.8)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting, consulting and sales of hardware and software. Revenues increased from $3,397,888 for the quarter ended March 31, 2005, to $5,561,829 for the quarter ended March 31, 2006, an increase of 64%. This increase in revenue is primarily attributable to the addition of new customers using VitalStream services and technology to deliver streaming media, and additional revenue from the acquisition of PlayStream (“VitalStream Small Business Services”). Revenue from VitalStream Small Business Services accounted for approximately 11.2% of revenue for the quarter ended March 31, 2006. We expect continued revenue growth from the addition of new customers and from increased services to existing customers as we continue to release new products and services, promote our new professional services value added offering, strengthen our sales force, build on our existing partnerships and add new channel and OEM partnerships, increase our marketing efforts and gain greater market recognition from potential customers.

Cost of Revenue Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $1,653,945 for the quarter ended March 31, 2005, to $2,750,885 for the quarter ended March 31, 2006. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the growth in revenue between the two quarters. The increase in the cost of revenue as a percentage of revenue between the two quarters, from 48.7% in the quarter ended March 31, 2005 to 49.5% for the quarter ended March 31, 2006, is primarily attributable to increases in depreciation from additional capital investments to increase the capacity and scalability of our network. Cost of revenue excluding depreciation and amortization was 37.5% in the quarter ended March 31, 2005 compared to 34.6% for the quarter ended March 31, 2006. Overall, management expects the cost of revenue to decrease as a percentage of revenue during 2006 compared to the full year 2005 as increases in depreciation from the current higher level of investments in our network to increase scalability and capacity, are eventually leveraged against higher revenue, and offset by further cost savings in bandwidth purchasing and other variable costs. Included in the first quarter of 2006 is approximately $2,634 of non-cash stock option expense.

Research and Development Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our current product portfolio. Research and development expense increased $269,087 from $154,772 for the quarter ended March 31, 2005, to $423,859 for the quarter ended March 31, 2006. As a percentage of revenue, research and development increased from 4.5% for the quarter ended March 31, 2005 to 7.6% for the quarter ended March 31, 2006. This absolute dollar increase reflects higher payroll and other costs to enhance and build our portfolio of products and services. We expect research and development expense to increase in absolute dollars and to remain constant or increase as a percentage of revenue during 2006 compared to full year 2005, due to the effect of expensing employee stock options under SFAS 123R in 2006, and our continued investment in our product porfolio. Included in the first quarter of 2006 is approximately $8,486 of non-cash stock option expense.

Sales and Marketing Sales and marketing expense consists primarily of sales and marketing-related personnel costs including commissions, technical and operations related customer support personnel, in addition to the costs of various marketing programs and events. Sales and marketing expense increased from $1,031,919 for the quarter ended March 31, 2005 to $1,584,528 for the quarter ended March 31, 2006. As a percentage of revenue, sales and marketing expense decreased from 30.4% for the quarter ended March 31, 2005 to 28.5% for the quarter ended March 31, 2006. This absolute dollar increase reflects increased payroll and related costs to expand the domestic and international sales force and sales support staff, higher commissions from increased sales, and increased marketing and advertising costs to increase market awareness and generate new customers. We expect sales and marketing expense to increase in absolute dollars during 2006 due to costs to support increased sales efforts and the effect of expensing employee stock options under SFAS 123R in the first quarter of 2006, but to decrease as a percentage of revenue during 2006 compared to full year 2005, as we expect revenue will grow at a faster rate than the increase in sales and marketing expenses. Included in the first quarter of 2006 is approximately $58,117 of non-cash stock option expense.

General and Administrative General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $888,599 for the quarter ended March 31, 2005 to $1,522,196 for the quarter ended March 31, 2006. The increase in the expense during the quarter ended March 31, 2006 reflects additional personnel and other costs related to supporting higher growth and the effect of expensing employee stock options under SFAS 123R in 2006. General and administrative expense as a percentage of revenue increased from 26.2% for the quarter ended March 31, 2005 to 27.4% for the quarter ended March 31, 2006 due primarily to the effect of expensing employee stock options under SFAS 123R in the first quarter of 2006. We expect general and administrative expense to increase in absolute dollars during 2006, but to decrease during 2006 compared to full year 2005, as the relatively fixed general and administrative costs are spread over an increasing revenue base. Included in the first quarter of 2006 is approximately $185,000 of non-cash stock option expense.

Net Interest Expense Net interest expense decreased from $60,744 for the quarter ended March 31, 2005 to $48,147 for the quarter ended March 31, 2006, due to higher average invested cash balances.

Other Income (Expense) Other income (expense) including tax was $134,955 for the quarter ended March 31, 2005 compared to an expense of ($51,921) for the quarter ended March 31, 2006. The decrease in income was primarily due to a one-time gain of approximately $200,000 from the sale of certain smaller non-core business hosting accounts to a third party during the first quarter of 2005.

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

The Company's EBITDA was $175,189 for the quarter ended March 31, 2006 compared with $286,478 for the quarter ended March 31, 2005. The decrease in EBITDA for the three month period ended March 31, 2006 compared to the similar period in 2005 was primarily due to increased investments in our corporate infrastructure to enable us to implement our business strategies to achieve and maintain sustainable growth going forward, the inclusion of $254,364 in stock compensation expense in 2006, partially offset by a decrease in our cost of service excluding depreciation as a percentage of revenue.

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

Reconciliation of the net loss for the three month periods ended March 31, 2006 and 2005, to EBITDA is as follows:

	Three Months Ended March 31,
	2006	2005

Net loss	$(771,560)	$(196,392)
Depreciation and amortization	896,887	421,326
Interest expense, net	48,147	60,744
Income tax expense	1,715	800

EBITDA	$175,189	$286,478

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including operating and capital lease payments, office lease payments, contractual service agreements and line of credit obligations, with the periods in which payments are due as of March 31, 2006:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	04//01/06- 03/31/07	04/01/08 - 03/31/10	04/01/10 - 03/31/12	After 04/1/12

Operating leases	$87,636	$24,286	$51,913	$11,437	$-

Capital leases	703,959	637,002	66,957	-	-

Office facility leases	1,737,044	607,740	1,100,009	29,295	-

Contractual service agreements	657,849	657,849	-	-	-

Long-term note	5,487,432	3,908,288	1,579,144	-	-

Total contractual obligations	$8,673,920	$5,835,165	$2,798,023	$40,732	$-

Our capital leases represent $621,980 plus interest spread over ten capital lease financing arrangements. The hardware and software obtained through these capital lease arrangements are used in our data center operations, for supplying service to our customers, maintaining and increasing the capacity of our internal network and providing the equipment needed for internal staff.

Liquidity and Capital Resources

Cash used during the three months ended March 31, 2006 included $309,323 used in operations as well as $882,724 used in investing activities, primarily for the purchase of equipment to maintain and increase the capacity and scalability of our content delivery network as well as to support customer applications. Sources of cash from financing activities during the three month period ended March 31, 2006 was $17,219,626 primarily from the proceeds from a sale of common stock, our equipment line of credit, and the exercise of warrants and stock options.

In January 2006, holders of the remaining outstanding warrants from the June 2004 financing exercised their warrants, and were issued 617,270 shares of common stock for approximately $1.5 million in proceeds to the Company. During the first quarter of 2006, there were also option exercises in which 93,547 shares of common stock were issued generating proceeds of $198,665 to the Company.

On February 3, 2006, we closed a financing transaction with institutional investors by issuing 2,692,307 shares of common stock at a price of $5.20 per share generating gross proceeds to the Company of $14 million. Net proceeds from this transaction will be used for general corporate purposes, including network and infrastructure expenditures, supporting domestic and international growth, and funding ongoing product development.

Capital expenditures in the first three months of 2006 and 2005 were approximately $882,574 and $529,653, respectively. These expenditures primarily related to the purchase of equipment to maintain and increase the capacity and scalability of our content delivery network and to support customer applications. We expect annual capital expenditures in 2006 to be at approximately half of 2005 total levels excluding capital expenditures for strategic investments or acquisitions which would generate additional related revenue.

The Company had $200,776 of restricted cash at March 31, 2006, securing a facility lease.

We hope to rapidly expand our operations during 2006. We may seek to expand our operations through additional strategic acquisitions. If we were to engage in further acquisitions, we may need to seek additional financing in order to pay for the transaction costs of any large mergers or acquisitions (e.g., legal and accounting fees, integration expense and working capital to support the acquired entity). However, we expect that the cash we have on hand, together with recurring operating revenues, and funds obtained through our credit facility and leasing arrangements, will be sufficient to meet our current and future obligations until the time that the Company can consistently sustain itself on its internally generated cash flow.

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

THERE HAVE BEEN NO MATERIAL CHANGES IN THE RISK FACTORS PREVIOUSLY SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, WHICH ARE RESTATED BELOW, EXCEPT AS OTHERWISE INDICATED IN BOLD AND ITALICIZED LANGUAGE AT THE END OF CERTAIN RISK FACTORS BELOW.

We may continue to experience net losses from operations.

We have experienced net losses in each quarter since inception, with net losses of approximately $13.4 million from inception through March 31, 2006, and we are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable. The Company’s cumulative net losses set forth in this risk factor above has been updated through March 31, 2006, and represents an increase over the amount stated in the Company’s most recent annual report on Form 10-K.

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

●	Customers that use the Internet to broadcast presentations or meetings may determine that alternative means of communications are more effective or less expensive.
●	New laws and regulations may negatively affect consumers’ and businesses’ use of the Internet, thereby reducing demand.

If the market for Internet broadcasting services does not continue to develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

We may acquire businesses or assets, or enter into other business combination transactions, that may be difficult to integrate.

As part of our growth strategy we established PlayStream, Inc. to acquire substantially all of the assets of PlayStream, LLC (now Easy Link, LLC), located in Seattle, Washington in 2005. In the future, we expect to enter into additional transactions to acquire other companies or a substantial portion of their assets, or to combine our business with theirs. These acquisitions or business combinations involve numerous risks, including the following possibilities:

•	that the combined entity will not perform as well as the separate businesses performed prior to the transaction;
•	that anticipated cost savings, cross-marketing to new customers or other anticipated synergies will not be achieved;
•
that management resources will be diverted towards negotiations and effecting the acquisition and then integrating the operations and personnel of the acquired business, instead of focusing on our existing business;

•	that the stock and other consideration paid in the transaction will exceed the value of the assets or business acquired;
•	that the use of cash as consideration for the transaction will reduce cash that may be needed for operations below necessary levels;
•	that we may be assuming potential unknown liabilities of the acquired business; and
•	that if we do not consummate such a transaction, we will have expended substantial costs and resources without achieving the anticipated benefit.

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

Through their holdings of common stock, as of March 31, 2006, affiliates of Dolphin Equity Partners presently control 3,190,114 votes in connection with the election of directors and other matters, 15.2% of the voting power of our company, and affiliates of WaldenVC presently control 3,372,302 votes in connection with the election of directors and other matters, representing 16.1% of the voting power of the Company. Each of Dolphin Equity Partners and Walden VC also have contractual rights effectively assuring each of them a seat on our board of directors. As a result of their stock holdings and board seats, Dolphin or WaldenVC may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future merger or asset sale transactions.

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

Our services are subject to ptotential liability from system failure and security risks.

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

Our continued growth could be adversely affected by the loss of key customers.

During the quarter ended March 31, 2006, we had one customer that accounted for more than 10% of our revenues. Several additional customers accounted for between 5% and 10% of our revenues. Our agreements with many of these key customers expire in any given year unless renewed by the customer, are terminable at any time upon short-term notice, or are otherwise terminable during 2006. Decisions by one or more of these key customers to not renew, terminate, or substantially reduce, their use of our services could substantially slow our revenue growth and even lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we could become profitable if our revenue were to cease growing. The number of our customers that accounted for more than 10% of our revenues decreased in this risk factor over the number stated in the Company’s most recent annual report on Form 10-K.

We are dependent upon key personnel who may leave at any time and may be unable to attract qualified personnel in the future.

We are highly dependent upon the continued services of our senior management team. To the extent our principal managers are parties to employment agreements, such agreements are terminable at will. Although our principal managers have significant equity interests or options to purchase equity interests in the company, such options to purchase equity interests are substantially vested (except with respect to our Chief Executive Officer). In addition, none of the shares held by, or issuable upon the exercise of options held by our principle managers is subject to repurchase rights and may be retained whether or not such persons remain with the company. The loss of the services of key management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

We may incur significant costs to effectively comply with the requirements of the Sarbanes-Oxley Act of 2002and may be unable to comply in a timely manner

We are subject to the regulatory requirements of the Sarbanes-Oxley Act of 2002. We are a smaller company relative to other public companies. As such, the costs to comply with these extensive requirements may impact the company in a disproportionate manner. In addition, we may not be able to comply with the requirements by the applicable deadline. Either or both of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is relatively small, and trading in our common stock is likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders and may increase or decrease significantly because of buying or selling by a single shareholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of large numbers of shares of our common stock or to obtain a fair price for our common stock in the market. Effective as of April 4, 2006, the Company completed a one-for-four reverse stock split and subsequently submitted an application to NASDAQ® for listing on the NASDAQ Capital Market. NASDAQ is currently in the process of reviewing the application and their response is expected during the next one to two months. Even if our stock later becomes traded on the NASDAQ Capital Market, NASDAQ National Market or a major stock exchange as is contemplated, there is still the possibility that some or all of the foregoing risks may continue to apply.

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

As of March 31, 2006, our executive officers and directors beneficially owned or controlled approximately 7.9% of the voting power of our company. In combination with officers and directors and their affiliates, and entities owning 5% or more of our outstanding common shares, this group beneficially owned or controlled approximately 46.9% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests. The percentage of voting power of the Company’s management alone and in combination with other parties set forth above in this risk factor represents a decrease over the amount stated in the Company’s most recent annual report on Form 10-K.

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

(a)
Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our principal chief executive officer and our principal chief financial officer, have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

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

Previously reported in Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 001-10013)

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

VitalStream Holdings, Inc.

May 15, 2006	By:	/s/ Jack L. Waterman
Jack L. Waterman, Chief Executive Officer (Principal Executive Officer)

May 15, 2006	By:	/s/ Mark Belzowski
Mark Belzowski, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
21	Subsidiaries	Filed herewith

31.1	Section 312 Certification of Chief Executive Officer	Filed herewith

31.2	Section 312 Certification of Chief Executive Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Executive Officer	Filed herewith