Form 10-Q/A
period 2006-03-31
VITALSTREAM HOLDINGS INC
filed 2006-07-05
CIK 789851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

VITALSTREAM HOLDINGS, INC.
_________________________________________________________________________
(Exact name of registrant as specified in its charter)

Nevada	000-17020	87-0429944
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

One Jenner, Suite 100
Irvine, California 92618
______________________________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (949) 743-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

As of March 31, 2006 the registrant had 21,007,282 Common Shares outstanding.

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q of VitalStream Holdings, Inc. for the quarterly period ended March 31, 2006 is being filed for purposes of using the correct Form 10-Q cover page, to amend Items 3 and 4 of Part I and Item 1A of Part II of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of VitalStream Holdings, Inc., which was originally filed on May 15, 2006, and also to make corrections in the Table of Contents, Item headings and Exhibit Index.

TABLE OF CONTENTS

Part I	Financial Statements

	Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2006 And 2005

Condensed Notes to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

Signatures

Exhibit Index

PART I - FINANCIAL STATEMENTS

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

Commitments and contingencies

Shareholders' equity
Common stock, par value $0.001; authorized shares 290,000,000;
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

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005

OPERATING ACTIVITIES
NET LOSS	$(771,560)	$(196,392)
Adjustments to net loss:
Depreciation & amortization	896,887	421,327
Loss on disposal of fixed assets	-	5,730
Stock-based compensation charges	254,364	-
Changes in operating assets & liabilities
Accounts receivable, net	440,676	(128,174)
Prepaid expenses	(243,616)	(653,857)
Other assets	34,526	(177,039)
Accounts payable	(1,300,759)	(187,168)
Accrued compensation	168,249	(190,022)
Accrued expenses	211,910	22,284
TOTAL CASH USED IN OPERATIONS	(309,323)	(1,083,311)

INVESTING ACTIVITIES
Additions to property & equipment	(882,574)	(529,653)
Interest earned on restricted cash	(150)	-
Relief of restricted cash	-	35
NET CASH USED IN INVESTING ACTIVITIES	(882,724)	(529,618)

FINANCING ACTIVITIES
Payments on capital leases	(228,922)	(210,907)
Issuance of common stock, net of offering expenses	14,000,000	-
Proceeds from equipment line of credit	2,000,000	366,751
Proceeds from exercise of warrants and stock options	1,698,657	312,552
Payments on equipment line of credit	(247,905)	-
Deferred rent	(2,204)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,219,626	468,396

NET INCREASE (DECREASE) IN CASH	16,027,579	(1,144,533)
Cash at the beginning of the period	4,118,308	10,276,322
Cash at the end of the period	$20,145,887	$9,131,789

Supplementary disclosure of cash paid during the period for:
Interest	$138,201	$108,691
Income taxes	$1,715	$800
Equipment acquired under capital leases	$-	$-

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

Basis of Presentation -- This report on Form 10-Q/A (Form "10-Q") for the quarter ended March 31, 2006 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Risk free interest rate	4.47% to 4.78%	3.71% to 4.18%
Stock volatility factor	53% - -59%	14% - -16%
Weighted average expected option life	5.88 years	5 years
Expected dividend yield	None	None

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

In January of 2005, the Board of Directors changed the policy applicable to awards of options under the Plan such that awards typically are for Non-Qualified Stock Options instead of Incentive Stock Options and vest over a 48 month period instead of a 36 month period, with one quarter vesting on the first anniversary of the grant date and with the remaining options vesting at the rate of 1/16 (6.25%) at the end of each quarter thereafter, so that the option will be fully exercisable on the fourth anniversary on the grant date. As of March 31, 2006, the number of options issued and outstanding was 2,904,470 with 1,467,003 reserved for future awards.

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

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 is $3.14 per option share. At of March 31, 2006, the total unrecognized fair value compensation cost related to unvested stock options was $3.4 million, which is to be recognized over the weighted average remaining vesting period of 3.1 years.

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

•
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

Net Interest Expense Net interest expense decreased from $60,744 for the quarter ended March 31, 2005 to $48,147 for the quarter ended March 31, 2006 , due to higher average invested cash balances..

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

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including operating and capital lease payments, office lease payments, contractual service agreements and line of credit obligations, with the periods in which payments are due as of March 31, 2006:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contract Type	Total	04//01/06-03/31/07	04/01/08 - 03/31/10	04/01/10 - 03/31/12	After 04 /1/12

Operating leases	$87,636	$24,286	$51,913	$11,437	$-

Capital leases	703,959	637,002	66,957	-	-

Office facility leases	1,737,044	607,740	1,100,009	29,295	-

Contractual service agreements	657,849	657,849	-	-	-

Long-term note	5,487,432	3,908,288	1,579,144	-	-

Total contractual obligations	$8,673,920	$5,835,165	$2,798,023	$40,732	$-

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2006, we had cash and cash equivalents and short-term investments of approximately $20.1 million, consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4.	Controls and Procedures

(a)
Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b)
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported in Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 001-10013)

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

See Exhibit Index following the Signature and Certification pages.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

July 5, 2006	By:	/s/ Mark Belzowski

Mark Belzowski, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
10.1	Testing Agreement dated January 21, 2003 with Microsoft	Filed herewith

10.2	Logo License Agreement dated January 21, 2003 with Microsoft	Filed herewith

10.3	Amendment No. 5 to License Agreement dated December 30, 2005 with Adobe*	Filed herewith

10.4	Participation Agreement dated July 19, 2004 with Microsoft	Filed herewith

10.5	Services Provider License Agreement dated February 1, 2004 with Microsoft	Filed herewith

10.6	Amendment to Services Provider License Agreement dated February 1, 2004 with Microsoft	Filed herewith

21	Subsidiaries	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

* Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.