Form 10-Q
period 2006-06-30
VITALSTREAM HOLDINGS INC
filed 2006-08-14
CIK 789851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

VITALSTREAM HOLDINGS, INC.
_________________________________________________________________________
(Exact name of registrant as specified in its charter)

Nevada ______________________	000-17020 _____________________	87-0429944 _____________________
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

One Jenner, Suite 100
Irvine, California 92618
______________________________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (949) 743-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ] .

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

As of July 31, 2006, the registrant had 22,990,575 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current assets:
Cash	$20,073,113	$4,118,308
Accounts receivable, net of allowance for doubtful accounts/credits of $373,824 and $454,182 at June 30, 2006
and December 31, 2005, respectively	3,296,892	3,123,006
Prepaid expenses	672,369	628,576
Other current assets	347,031	238,274

Total current assets	24,389,405	8,108,164

Fixed assets, net	10,850,965	7,802,278
Restricted cash	200,926	200,626
Goodwill	19,404,284	3,577,678
Other intangibles, net	1,224,722	167,500
Other assets	89,891	172,915

TOTAL ASSETS	$56,160,193	$20,029,161

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,427,800	$1,842,440
Accrued compensation	639,742	487,604
Current portion of capital lease obligations	2,043,033	642,136
Current portion of line of credit obligations	3,991,621	2,991,621
Accrued expenses	1,384,038	807,719

Total current liabilities	9,486,234	6,771,520

Capital lease obligations	1,301,773	208,767
Line of credit obligations	1,247,905	743,716
Deferred rent	82,141	86,549

Total long-term liabilities	2,631,819	1,039,032

Commitments and contingencies

Shareholders' equity
Common stock, par value $0.001; authorized shares 290,000,000;
issued and outstanding shares, 22,990,575 and 17,580,083 at
June 30, 2006 and December 31, 2005, respectively	86,328	70,321
Additional paid-in capital	58,792,743	24,810,514
Accumulated deficit	(14,836,931)	(12,662,226)

Total shareholders' equity	44,042,140	12,218,609

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$56,160,193	$20,029,161

See condensed notes to consolidated financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenue	$6,205,982	$3,957,312	$11,767,811	$7,355,200

Cost of revenue	3,092,682	1,763,385	5,843,567	3,417,328

Gross profit	3,113,300	2,193,927	5,924,244	3,937,872

Research & development	447,288	217,886	871,147	372,657
Sales & marketing	2,093,062	1,325,614	3,677,590	2,357,533
General & administrative	2,063,137	1,112,051	3,585,333	2,000,651

Operating loss	(1,490,187)	(461,624)	(2,209,826)	(792,969)

Other income (expense):
Interest income (expense), net	89,542	(56,700)	41,395	(117,446)
Income tax expense	-	-	(1,715)	(800)
Other income (expense)	(2,500)	(9,874)	(4,559)	186,624

Net other income (expense)	87,042	(66,574)	35,121	68,378

Net loss	$(1,403,145)	$(528,198)	$(2,174,705)	$(724,591)

Basic and diluted net loss per common share	$(0.06)	$(0.03)	$(0.10)	$(0.05)

Shares used in computing basic and diluted net loss per common share	21,926,141	15,883,375	20,894,439	15,489,776

See condensed notes to consolidated financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005 (Unaudited)

	Six Months Ended June 30,
	2006	2005

OPERATING ACTIVITIES
NET LOSS	$(2,174,705)	$(724,591)
Adjustments to net loss:
Depreciation & amortization	1,908,935	942,780
Loss on disposal of fixed assets	-	5,730
Stock-based compensation charges	566,871	-
Changes in operating assets & liabilities
Accounts receivable, net	(41,261)	158,337
Prepaid expenses	(7,159)	(482,940)
Other assets	(31,867)	(751,390)
Accounts payable	(1,006,709)	172,704
Accrued compensation	259,847	(166,308)

Accrued expenses	573,894	510,085

TOTAL CASH PROVIDED BY (USED IN) OPERATIONS	47,846	(335,593)

INVESTING ACTIVITIES
Additions to property & equipment	(1,505,942)	(1,663,948)
Proceeds from investment in acquisition	999	3,269
Investment in acquisition	-	(500,000)
Interest earned on restricted cash	(150)	-
Relief of restricted cash	-	35

NET CASH USED IN INVESTING ACTIVITIES	(1,505,093)	(2,160,644)

FINANCING ACTIVITIES
Payments on capital leases	(387,743)	(445,467)
Issuance of common stock, net of offering expenses	14,000,000	-
Proceeds from equipment line of credit	2,000,000	851,745
Proceeds from exercise of warrants and stock options	2,300,014	506,513
Payments on equipment line of credit	(495,811)	(175,578)
Deferred rent	(4,408)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,412,052	737,213

NET INCREASE (DECREASE) IN CASH	15,954,805	(1,759,024)
Cash at the beginning of the period	4,118,308	10,276,322

Cash at the end of the period	$20,073,113	$8,517,298

Supplementary disclosure of cash paid during the period for:
Interest	$297,322	$219,368
Income taxes	$1,715	$800
Equipment acquired under capital leases	$2,881,646	$-

See condensed notes to consolidated financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     GENERAL

VitalStream Holdings, Inc. ("VHI" or the “Company”) was incorporated in 1986 in the state of Nevada. Prior to 1999, VHI, (then known as Larsen-Davis Corporation) manufactured and marketed analytical scientific instruments. In 1999, the company sold substantially all the assets associated with the scientific instruments business. On April 23, 2002, VHI (then known as Sensar Corporation) consummated a merger by which VitalStream, Inc. became a wholly-owned subsidiary of VHI, and the business of VitalStream, Inc. became the business of VHI. In 2002, the name of Sensar Corporation was changed to VitalStream Holdings, Inc.

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

On April 27, 2005, VHI acquired the business of PlayStream, LLC, a provider of fully automated, self-service small business streaming media services, headquartered in Seattle, Washington, for $500,000 in cash, 937,500 shares of VitalStream Holdings, Inc. common stock valued at $2,137,500 and 50,000 warrants to purchase common stock at an exercise price of $5.40 valued at $111,272 for a total purchase price of $2,748,772. For accounting purposes, in accordance with SFAS No. 141, we included results of operations for PlayStream, LLC beginning as of April 1, 2005. During the first quarter of 2006, we changed the name of our PlayStream product line to VitalStream Small Business Services.

On May 20, 2006, we acquired, through one of our wholly-owned subsidiaries, substantially all the assets and most of the liabilities of Eonstreams, Inc. ("Eonstreams"), in exchange for 1,747,312 shares of our common stock at $9.73 per share, for a total purchase price of $17,001,346. Eonstreams, headquartered in Knoxville, Tennessee, provides Internet advertising insertion and streaming solutions to businesses and home offices. For accounting purposes, in accordance with SFAS No. 141, we included results of operations for Eonstreams beginning as of May 1, 2006. During the second quarter of 2006, we changed the name of our Eonstreams product line to VitalStream Advertising Services.

VitalStream Holdings Inc. and its subsidiaries offer global integrated content delivery services that enable businesses to broadcast digital media and communications to worldwide audiences via the Internet. We provide complete solutions including video and audio streaming, advertising placement, delivery, reporting and analysis, live event broadcasting, media asset management, and integrated Web hosting and consulting services, that integrate with today's leading streaming media technologies.

Basis of Presentation -- This report on Form 10-Q (Form "10-Q") for the quarter ended June 30, 2006 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

Common Stock Reverse Split -- The Company effected a one-for-four reverse stock split to shareholders of record as of April 4, 2006.  All share and per share information has been retroactively adjusted to reflect the reverse stock split.

On Thursday, June 21, 2006, the Company's common stock began trading on the NASDAQ Capital Market under a new ticker symbol “VSTH.” Prior to that date, VitalStream’s common stock was quoted on the OTC Bulletin Board.

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

The consolidated financial statements include the accounts of VitalStream Holdings, Inc. and its wholly-owned subsidiaries, VitalStream, Inc., VitalStream Broadcasting Corporation, PlayStream, Inc and VitalStream Advertising Solutions, Inc. All material intercompany accounts and transactions have been eliminated.

Revenue Recognition -- Revenue is derived primarily from fees for streaming media, web hosting and managed products and services. Our revenues primarily consist of monthly recurring revenues from contracts with terms of generally one year or more. These contracts are typically usage-based and usually have a fixed minimum commitment based on a certain level of usage with additional charges for any usage over the minimum commitment level. To a much lesser extent, we also derive revenue from the sale of professional services usually under fixed-fee arrangements. The Company generally recognizes revenue under these arrangements based on the percentage of cost incurred to date compared to the estimated total cost to complete the project.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three and six months ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period.

As a result of adopting SFAS No. 123R on January 1, 2006, our net loss before taxes for the three and six month periods ended June 30, 2006, were $1,403,145 and $2,174,705 respectively, and $312,511 and $566,874 respectively, higher than had we continued with stock based compensation under APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.

Basic and diluted net loss per share for the three and six months ended June 30, 2006 would have been $(0.05) and $(0.08), had we not adopted SFAS 123R, compared to the reported basic and diluted net loss per share of $(0.06) and $(0.10). The adoption of SFAS No. 123R had no impact on cash flows from operations and financing.

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock options for the three and six months ended June 30, 2005. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(528,198)	$(724,591)
Add: stock-based compensation expense included in reported net loss, net of tax	-	-
Deduct: stock-based compensation expense determined under fair value method, net of tax	(186,799)	(222,136)

Net loss, pro forma	$(714,997)	$(946,727)

Net loss per share:
Basic - as reported	$(0.03)	$(0.05)
Basic - pro forma	$(0.05)	$(0.06)

Diluted - as reported	$(0.03)	$(0.05)
Diluted - pro forma	$(0.05)	$(0.06)

Note that the above pro forma disclosure was not presented for the three and six months ended June 30, 2006 because stock-based employee compensation expense is included in the condensed consolidated statements of operations using the fair value recognition method under SFAS No. 123R for these periods.

The fair value of the options granted during the three months ended June 30, 2006 and 2005 have been estimated at $893,721 and $1,776,558 at the date of grant, respectively, and are based on the following assumptions on the date of grant using the Black-Scholes valuation model. The weighted average grant date fair value of options granted during the three months ended June 30, 2006 was $4.21 per option share.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Stock option plans:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	50--56%	69--79%	50--59%	14 --79%
Risk-free interest rate	4.84 to 4.95%	3.63 to 3.92%	4.47 to 4.95%	3.63 to 4.18%
Weighted average expected option life (in years)	5.72	6.37	5.72	6.37

The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three and six months ended June 30, 2006. For comparative purposes only, three and six months ended June 30, 2005 are shown in the same table but are not included in the condensed consolidated statement of operations for the three and six months ended June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of sales	$5,609	$1,213	$8,243	$1852
Research and development	11,411	1,684	19,897	3,158
Sales and marketing	101,919	10,866	160,035	19,695
General and administrative	193,572	173,036	378,699	197,431

Total	$312,511	$186,799	$566,874	$222,136

There was no capitalized stock-based employee compensation cost as of June 30, 2006. There was no recognized tax benefits during the quarter ended June 30, 2006.

Stock Option Plan

The 2001 Stock Incentive Plan, as amended to date (the “Plan”) was adopted and approved by our Board of Directors and shareholders and permits the grant of “incentive stock option,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The Plan is administered by Compensation Committee of our Board of Directors. The Plan authorizes the issuance of shares of stock options to employees, directors and consultants. Stock options are generally granted at an exercise price of not less than the market value on the grant date. Options awarded through January 2005 are generally incentive stock options, typically expire 5 years from grant date unless expiration occurs earlier in connection with termination of employment and generally vest over a 36 month period with one-third vesting on the first anniversary date of the date of grant with the remaining options vesting at the rate of 1/12 (8.33%) at the end of each quarter thereafter, so that the option will be fully exercisable on the third anniversary of the grant date.

In January of 2005, the Board of Directors changed its informal policy applicable to awards of options under the Plan such that awards typically are for non-incentive stock options instead of incentive stock options and vest over a 48 month period instead of a 36 month period, with one quarter vesting on the first anniversary of the grant date and with the remaining options vesting at the rate of 1/16 (6.25%) at the end of each quarter thereafter, so that the option will be fully exercisable on the fourth anniversary on the grant date. As of June 30, 2006, the number of options issued and outstanding was 2,963,802 with 1,273,636 reserved for future awards.

Activity under the Plan for the six months ended June 30, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	2,748,015	$2.6472
Options Granted	486,875	$8.0825
Options Canceled	(43,508)	$(4.0520)
Options Exercised	(227,580)	$(2.0452)

Outstanding at June 30, 2006	2,963,802	$3.5659

Exercisable at June 30, 2006	890,784	$2.2092

The details of the VHI options outstanding as of June 30, 2006 are as follows:

	Options Outstanding			Options Exercisable

Range of Exercisable prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.8000 - $3.1400	2,017,489	6.32	$2.2009	841,364	$2.0546
$3.1400 - $5.4800	473,188	4.15	$4.8170	45,514	$4.7356
$5.4800 - $7.8200	191,875	4.61	$6.2637	3,906	$6.0800
$7.8200 - $10.1600	275,000	4.88	$9.3412	-	-
$10.1600 - $12.5000	6,250	4.77	$12.5000	-	-

Total	2,963,802	5.72	$3.5659	890,784	$2.2092

	Options Outstanding & Unvested at June 30, 2006

	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price

Non Vested before 1/1/2006	1,971,753		$2.8760
Granted	486,875		$8.0825
Forfeited	(40,039)		$(4.0434)
Vested	(345,571)		$(2.4398)

Non Vested at 6/30/2006	2,073,018	6.25	$4.1488

The weighted average grant-date fair value of options granted during the three months ended June 30, 2006 is $4.21 per option share. As of June 30, 2006, the total unrecognized fair value compensation cost related to unvested stock options was $3.9 million, which is to be recognized over the weighted average remaining vesting period of 3.0 years.

3.   BUSINESS ACQUISITION

On May 20, 2006, we acquired, through one of our wholly-owned subsidiaries, substantially all the assets and most of the liabilities of Eonstreams, Inc. ("Eonstreams"), in exchange for 1,747,312 shares of our common stock at $9.73 per share (approximate market value at close), for a total purchase price of $17,001,346. Eonstreams, headquartered in Knoxville, Tennessee, provides Internet advertising insertion and streaming solutions to businesses and home offices. The primary reason for the purchase of Eonstreams is to integrate Eonstreams’ advertising solution technologies into VitalStream’s content delivery network and provide customers with a one-stop solution for delivering integrated streaming and digital advertising content on the Internet. During the second quarter of 2006, we changed the name of our Eonstreams product line to VitalStream Advertising Services.

The acquisition was accounted for using the purchase method of accounting. For accounting purposes, in accordance with SFAS No. 141, we included results of operations for Eonstreams beginning as of May 1, 2006. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Total consideration:
Common stock issued	$17,001,346

Total purchase consideration	$17,001,346

Allocation of the purchase consideration
Current assets, including cash of $999	$170,257
Fixed assets	261,374
Identifiable intangible assets	1,160,000
Goodwill	15,819,085

Total assets acquired	17,410,716
Fair value of liabilities assumed	(409,370)

$17,001,346

The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized using the straight-line method.

		Amortization Period
	Amount	(In years)

Customer Relationships	$90,000	3
Software Technology	430,000	5
Brand Name	320,000	5
Covenants not to compete	320,000	3

Total	$1,160,000

The following table reflects unaudited pro forma results of operations of the Company for the three and six month periods ended June 30, 2006 and 2005 assuming that the Eonstreams acquisition had occurred at the beginning of each of the periods shown;

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$6,304,153	$4,403,968	$12,101,903	$8,145,441
Net loss	$(1,488,701)	$(737,773)	$(2,599,481)	$(1,232,187)
Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.12)	$(0.07)

4.     LEGAL MATTERS AND CONTINGENCIES

In the ordinary course of its business, we become involved in certain legal actions and claims, including lawsuits, administrative proceedings, regulatory and other matters. Although we believe that the resolution of pending or threatened proceedings will not materially affect our business, we can provide no assurances in that regard.

5.     EQUITY

As of June 30, 2006, there were 22,990,575 shares of VitalStream common stock outstanding and 2,984,636 shares of VitalStream common stock reserved for issuance as follows:

Options issued and outstanding	2,963,802

Warrants issued and outstanding	20,834

2,984,636

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Any statements in this report about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as "believe," "could," "may," "anticipate," "intend," "expect," "will," "plan," "estimate," "continue," "should" or "would". Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the discussions set forth in "Risk Factors" in Part II, Item 1A of this Report.

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

Our revenues primarily consist of monthly recurring revenues from contracts with terms of generally one year or more. These contracts usually have a fixed minimum commitment based on a certain level of usage with additional charges for any usage over the minimum commitment level. This monthly recurring revenue model allows us to build a base of consistent and predictable revenue streams. Our success depends on our ability to retain our current customers and, at the same time, grow this base by adding new customers with similar monthly recurring revenue arrangements and by increasing sales of additional products and services to our customers.

In 2005, we continued to position our company to increase revenue and market share, and to take advantage of the demand and growth opportunities within the streaming media market. In April 2005, we acquired the business of PlayStream, LLC, a provider of fully automated, self service small business streaming media services, headquartered in Seattle, Washington, and subsequently changed the name of this product line to VitalStream Small Business Services. We also increased our sales and marketing efforts, continued to supplement and enhance our portfolio of products and services, and invested heavily in our content delivery network to increase scalability and capacity to allow us to handle greater revenue growth.

In 2006, we continue to focus on driving growth in our revenue base. We expect that the investments we have made in our content delivery network, our product portfolio, and our sales and marketing efforts, will be increasingly offset by increases in volume purchasing gains, greater operational efficiencies and tight cost controls.

On February 3, 2006, we closed a financing transaction with institutional investors by issuing 2,692,307 shares of common stock at a price of $5.20 per share generating gross proceeds to us of $14 million. Net proceeds from this transaction will be used for general corporate purposes, including network and infrastructure expenditures, supporting domestic and international growth, and funding ongoing product development.

Effective as of April 4, 2006, we completed a one-for-four reverse stock split, and on June 21, 2006, the listing of our common stock moved from the OTC Bulletin Board to the NASDAQ® Capital Market. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

In May 2006, we acquired substantially all the assets and most of the liabilities of Eonstreams, Inc., a company headquartered in Knoxville, Tennessee, which provides Internet advertising insertion and streaming solutions to businesses and home offices and subsequently changed the name of this product line to VitalStream Advertising Services. The integration of VitalStream Advertising Services technologies into VitalStream’s Content Delivery Network has largely been completed and provides customers with a one-stop solution for delivering integrated streaming and digital advertising content on the Internet. The advertising software solution allows the insertion of in-stream advertisements into “live” and “on-demand” Internet audio streaming broadcasts to target specific listener demographics, enabling advertisers to reach the engaged opt-in audiences with a seamless, in-stream advertising experience. The solution also provides campaign management and ad results reporting services We plan to introduce enhancements to the advertising software solution to allow ad insertion technology for video streams during the second half of 2006.

On July 17, 2006, we entered into a second amendment to our Loan and Security Agreement (the “Second Amendment”) with Comerica Bank memorializing terms authorized by Comerica Bank in a letter agreement dated June 30, 2006. The changes memorialized in the Second Amendment are effective on June 30, 2006 and include the elimination of the minimum EBITDA requirement and an increase in the permitted levels of liens and debt relative to equipment purchases from $500,000 to $3,500,000. In addition, the Second Amendment added (a) a requirement that we maintain a liquidity ratio of not less than 1.40 to 1.00, which is defined as cash and cash equivalents plus net trade accounts receivable (with net trade accounts receivable comprising no more than 50% of the sum), divided by the sum of all loans, capital leases and non-cash secured letters of credit, and (b) a provision allowing us to obtain letters of credit from Comerica under the revolving line, subject to a letter of credit sub-limit of $1,000,000.

Critical Accounting Policies and Estimates

Management is basing this discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, goodwill, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the amount of our revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could materially affect our future results of operations and cash flows.

•
Revenue Recognition.    We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Financial Accounting Standards Board, or FASB, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. If sufficient evidence of the fair values of the delivered and undelivered elements of an arrangement does not exist, revenue is deferred using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement under EITF 00-21 and is recognized on a straight-line basis over the term of the contract. For arrangements with multiple deliverables which are determined to have separate units of accounting, revenue is recognized upon the delivery of the separate units in accordance with EITF No. 00-21. Revenue is derived primarily from fees for streaming media, web hosting and managed services. Our revenues primarily consist of monthly recurring revenues from contracts with terms of generally one year or more. These contracts are typically usage-based and usually have a fixed minimum commitment based on a certain level of usage with additional charges for any usage over the minimum commitment level. To a lesser extent, we also derive revenue from the sale of professional services usually under fixed-fee arrangements. We generally recognize revenue under these arrangements based on the percentage of cost incurred to date compared to the estimated total cost to complete the project. Historically, revenue from the sale of professional services has not been material; however, we expect revenue from this source to become more significant in the future.

•
Valuation of Accounts Receivable.    A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. Significant portions of customer payments are made by credit card and electronic debit. Each month, management reviews historical charge-back and cancellation patterns as well as historical data on other credits issued to customers and then records an allowance based on historical results as well as management judgment. Additionally, each month management reviews the aged receivables balance and records an allowance for doubtful accounts based on the age of the outstanding receivable balances, trends in outstanding balances and management’s judgment. As a result of these analyses, we believe that the current allowance is adequate to cover any bad debts and credits that may be issued as of the date of the balance sheet. If our estimates prove to be wrong, however, and we have not accrued enough of a reserve to cover the bad debts and credits, we would have to accrue additional reserves in later periods to cover the shortfall. If the under-accrual was substantial, this could have a material adverse effect on our financial results. On the other hand, if we have reserved too much, we may be able to lower our accrual in later periods which would have a positive effect on our financial results.

•
Goodwill.  Goodwill is no longer amortized, but instead is subject to impairment tests at least annually. Accordingly, we annually evaluate goodwill for potential impairment indicators. If impairment indicators exist, we measure the impairment through the use of discounted cash flows. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational conditions. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with our acquired business is impaired. If we subsequently determine that an impairment was or is required, we may be required to write down all, or part, of our goodwill. This would both reduce the amount of our assets, which may affect our ability to qualify for listing or continued listing on a stock market, and would reduce the amount of our net income (or increase the amount of our net loss) for the quarter and year in which the impairment was recognized. Depending on the size of the write-down, the adverse impact on our financial results could be material.

•
Stock-Based Compensation.    In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123R, which replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” and supersedes APB No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three months ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period.

As a result of adopting SFAS No. 123R on January 1, 2006, our net loss before taxes for the three and six month periods ended June 30, 2006, were $1,403,145 and $2,174,705 respectively, and $312,511 and $566,874, respectively, higher than our net loss would have been if we had continued with stock based compensation under APB No. 25, and adopted the disclosure-only provisions of SFAS No. 123.

Results of Operations

The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	49.8%	44.6%	49.7%	46.5%

Gross profit	50.2%	55.4%	50.3%	53.5%

Research & development	7.2%	5.5%	7.4%	5.1%
Sales & marketing	33.7%	33.5%	31.3%	32.0%
General & administrative	33.2%	28.1%	30.4%	27.2%

Operating loss	(23.9)%	(11.7)%	(18.8)%	(10.8)%

Other income (expense):
Interest income (expense)	1.4%	(1.4)%	0.3%	(1.6)%
Income tax expense	0.0%	0.0%	0.0%	0.0%
Other income (expense)	0.0%	(0.2)%	0.0%	2.5%
Net other income (expense)	1.4%	(1.6)%	0.3%	0.9%

Net loss	(22.5)%	(13.3)%	(18.5)%	(9.9)%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting, ad insertion, consulting and sales of hardware and software. Revenues increased from $3,957,312 for the quarter ended June 30, 2005, to $6,205,982 for the quarter ended June 30, 2006, an increase of 57%. This increase in revenue is primarily attributable to the addition of new customers using services and technology from VitalStream and VitalStream Small Business Services to deliver streaming media, growth from increased usage by existing customers, and revenue from the acquisition of Eonstreams (“VitalStream Advertising Services”) during the second quarter. We expect continued revenue growth from the addition of new customers and from increased services to existing customers as we continue to release new products and services, expand sales of our new ad insertion technology, cross-sell products between VitalStream and VitalStream Advertising Services customers, further develop our professional services value added offering, strengthen our sales force, build on our existing partnerships and add new channel and OEM partnerships, increase our marketing efforts and gain greater market recognition from potential customers.

Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $1,763,385 for the quarter ended June 30, 2005, to $3,092,682 for the quarter ended June 30, 2006. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the growth in revenue between the two quarters. The increase in the cost of revenue as a percentage of revenue between the two quarters, from 44.6% in the quarter ended June 30, 2005 to 49.8% for the quarter ended June 30, 2006, is primarily attributable to increases in depreciation from additional capital investments to increase the capacity and scalability of our network and costs related to the resell of certain computer hardware to our customers at lower margins. Overall, management expects the cost of revenue to decrease as a percentage of revenue during 2006, and compared to 2005, as increases in depreciation from the current higher level of investments in our network to increase scalability and capacity, are eventually leveraged against higher revenue, and offset by further cost savings in bandwidth purchasing and other variable costs. Included in the second quarter of 2006 is approximately $5,609 of non-cash stock option expense.

Research and Development. Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our current product portfolio. Research and development expense increased from $217,886 for the quarter ended June 30, 2005, to $447,288 for the quarter ended June 30, 2006. As a percentage of revenue, research and development increased from 5.5% for the quarter ended June 30, 2005 to 7.2% for the quarter ended June 30, 2006. This absolute dollar increase reflects higher payroll and other costs to enhance and build our portfolio of products and services. We expect research and development expense to increase in absolute dollars and to remain constant as a percentage of revenue during 2006, and compared to 2005, due to the effect of expensing employee stock options under SFAS 123R in 2006 and our continued investment in our product portfolio. Included in the second quarter of 2006 is approximately $11,411 of non-cash stock option expense.

Sales and Marketing. Sales and marketing expense consists primarily of sales and marketing-related personnel costs including commissions, technical and operations related customer support personnel, in addition to the costs of various marketing programs and events. Sales and marketing expense increased from $1,325,614 for the quarter ended June 30, 2005 to $2,093,062 for the quarter ended June 30, 2006. As a percentage of revenue, sales and marketing expense remained approximately constant at 33.5% for the quarter ended June 30, 2005 and 33.7% for the quarter ended June 30, 2006. This absolute dollar increase reflects increased payroll and related costs to expand the domestic and international sales force and sales support staff, higher commissions from increased sales, increased marketing and advertising costs to increase market awareness and generate new customers, and non-cash stock option expense. We expect sales and marketing expense to increase in absolute dollars during 2006 due to additional sales personnel, costs to support increased sales efforts and the effect of expensing employee stock options under SFAS 123R in the first quarter of 2006, but to decrease as a percentage of revenue during 2006, and compared to 2005, as we expect revenue will grow at a faster rate than the increase in sales and marketing expenses. Included in the second quarter of 2006 is approximately $101,919 of non-cash stock option expense.

General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,112,051 for the quarter ended June 30, 2005 to $2,063,137 for the quarter ended June 30, 2006. The increase in the expense during the quarter ended June 30, 2006 reflects professional fees related to the acquisition of Eonstreams during the quarter, additional personnel and other costs related to supporting higher growth, additional costs related to Sarbanes-Oxley compliance and the effect of expensing employee stock options under SFAS 123R in 2006. General and administrative expense as a percentage of revenue increased from 28.1% for the quarter ended June 30, 2005 to 33.2% for the quarter ended June 30, 2006 due primarily to the effect of expensing employee stock options under SFAS 123R in the second quarter of 2006. We expect general and administrative expense to decrease in absolute dollars and as a percentage of revenue during 2006, and compared to 2005, as the relatively fixed general and administrative costs are spread over an increasing revenue base and non-recurring costs related to the acquisition in the second quarter are not incurred. Included in the second quarter of 2006 is approximately $193,572 of non-cash stock option expense.

Net Interest Expense. Net interest expense decreased from $56,700 for the quarter ended June 30, 2005 to a net interest income of $89,542 for the quarter ended June 30, 2006, due to higher average invested cash balances following gross proceeds of $14 million from the financing transaction on February 3, 2006.

Other Income (Expense). Other income (expense) excluding tax was ($9,874) for the quarter ended June 30, 2005 compared to ($2,500) for the quarter ended June 30, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting, ad insertion, consulting and sales of hardware and software. Revenues increased from $7,355,200 for the six months ended June 30, 2005, to $11,767,811 for the six months ended June 30, 2006, an increase of 60%. This increase in revenue is primarily attributable to the addition of new customers using services and technology from VitalStream and VitalStream Small Business Services to deliver streaming media, growth from increased usage by existing customers, and revenue from (VitalStream Advertising Services) during the second quarter. We expect continued revenue growth from the addition of new customers and from increased services to existing customers as we continue to release new products and services, expand sales of our new ad insertion technology, cross-sell products between VitalStream and VitalStream Advertising Services customers, further develop our professional services value added offering, strengthen our sales force, build on our existing partnerships and add new channel and OEM partnerships, increase our marketing efforts and gain greater market recognition from potential customers.

Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs and software license fees. Cost of revenue increased from $3,417,328 for the six months ended June 30, 2005, to $5,843,567 for the six months ended June 30, 2006. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the growth in revenue. The increase in the cost of revenue as a percentage of revenue between the two six-month periods, from 46.5% in the six months ended June 30, 2005 to 49.7% for the six months ended June 30, 2006, is primarily attributable to increases in depreciation from additional capital investments to increase the capacity and scalability of our network, and costs related to the resell of certain computer hardware to our customers at lower margins. Overall, management expects the cost of revenue to decrease as a percentage of revenue during 2006, and compared to 2005, as increases in depreciation from the current higher level of investments in our network to increase scalability and capacity, are eventually leveraged against higher revenue, and offset by further cost savings in bandwidth purchasing and other variable costs. Included in the six month period of 2006 is approximately $8,243 of non-cash stock option expense.

Research and Development. Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our current product portfolio. Research and development expense increased from $372,657 for the six months ended June 30, 2005, to $871,147 for the six months ended June 30, 2006. As a percentage of revenue, research and development increased from 5.1% for the six months ended June 30, 2005 to 7.4% for the six months ended June 30, 2006. This absolute dollar increase reflects higher payroll and other costs to enhance and build our portfolio of products and services. We expect research and development expense to increase in absolute dollars and to remain constant as a percentage of revenue during 2006, and compared to 2005, despite the effect of expensing employee stock options under SFAS 123R in 2006, and our continued investment in our product portfolio. Included in the six month period of 2006 is approximately $19,897 of non-cash stock option expense.

Sales and Marketing. Sales and marketing expense consists primarily of sales and marketing-related personnel costs including commissions, technical and operations related customer support personnel, in addition to the costs of various marketing programs and events. Sales and marketing expense increased from $2,357,533 for the six months ended June 30, 2005 to $3,677,590 for the six months ended June 30, 2006. As a percentage of revenue, sales and marketing expense decreased from 32.0% for the six months ended June 30, 2005 to 31.3% for the six months ended June 30, 2006. This absolute dollar increase reflects increased payroll and related costs to expand the domestic and international sales force and sales support staff, higher commissions from increased sales, increased marketing and advertising costs to increase market awareness and generate new customers, and non-cash stock option expense. We expect sales and marketing expense to increase in absolute dollars during 2006 due to additional sales personnel, costs to support increased sales efforts and the effect of expensing employee stock options under SFAS 123R in the first quarter of 2006, but to decrease as a percentage of revenue during 2006, and compared to 2005, as we expect revenue will grow at a faster rate than the increase in sales and marketing expenses. Included in the six month period of 2006 is approximately $160,035 of non-cash stock option expense.

General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $2,000,651 for the six months ended June 30, 2005 to $3,585,333 for the quarter ended June 30, 2006. The increase in the expense during the six months ended June 30, 2006 reflects professional fees related to the acquisition of Eonstreams during the second quarter of 2006, additional personnel and other costs related to supporting higher growth, additional costs related to Sarbanes-Oxley compliance and the effect of expensing employee stock options under SFAS 123R in 2006. General and administrative expense as a percentage of revenue increased from 27.2% for the six months ended June 30, 2005 to 30.4% for the six months ended June 30, 2006 due primarily to the effect of expensing employee stock options under SFAS 123R in the six-month period of 2006. We expect general and administrative expense to decrease in absolute dollars and as a percentage of revenue during 2006, and compared to 2005, as the relatively fixed general and administrative costs are spread over an increasing revenue base and costs and non-recurring costs related to the acquisition in the second quarter are not incurred. Included in the six month period of 2006 is approximately $378,699 of non-cash stock option expense.

Net Interest Expense. Net interest expense decreased from $117,446 for the six months ended June 30, 2005 to a net interest income of $41,395 for the six months ended June 30, 2006, due to higher average invested cash balances following gross proceeds of $14 million from the financing transaction on February 3, 2006.

Other Income (Expense) Other income (expense) excluding tax was $186,624 for the six months ended June 30, 2005 compared to ($4,559) for the six months ended June 30, 2006. The decrease in income was primarily due to a one-time gain of approximately $200,000 from the sale of certain smaller non-core business hosting accounts to a third party during the first quarter of 2005.

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

The Company's EBITDA was ($480,639) for the quarter ended June 30, 2006 compared with $49,955 for the quarter ended June 30, 2005. The decrease in EBITDA for the three month period ended June 30, 2006 compared to the similar period in 2005 was primarily due to increased investments in our corporate infrastructure to enable us to implement our business strategies to achieve and maintain sustainable growth going forward, increased costs associated with the acquisition of Eonstreams during the second quarter of 2006, additional Sarbanes-Oxley compliance costs, and the inclusion of $312,511 in stock compensation expense in 2006.

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

Reconciliation of the net loss for the three month and six month periods ended June 30, 2006 and 2005, to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Loss	$(1,403,145)	$(528,198)	$(2,174,705)	$(724,591)
Depreciation and Amortization	1,012,048	521,453	1,908,935	942,780
Interest Expense, net	(89,542)	56,700	(41,395)	117,445
Income Tax Expense	-	-	1,715	800

EBITDA	$(480,639)	$49,955	$(305,450)	$336,434

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including operating and capital lease payments, office lease payments, contractual service agreements and line of credit obligations, with the periods in which payments are due as of June 30, 2006:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contract Type	Total	07//01/06-06/30/07	07/01/07 - 06/30/09	07/01/09 - 06/30/11	After 06/30/11

Operating leases	$49,310	$23,570	$16,236	$9,504	$-

Capital leases	3,774,131	2,278,221	1,495,910	-	-

Office facility leases	1,565,204	559,968	888,056	117,180	-

Contractual service agreements	827,816	827,816	-	-	-

Long-term note	5,239,526	3,991,621	1,247,905	-	-

Total contractual obligations	$11,455,987	$7,681,196	$3,648,107	$126,684	$-

Our capital leases represent $3,344,806 plus interest spread over eight capital lease financing arrangements. The hardware and software obtained through these capital lease arrangements are used in our data center operations, for supplying service to our customers, maintaining and increasing the capacity of our internal network and providing the equipment needed for internal staff.

Liquidity and Capital Resources

Cash used during the six months ended June 30, 2006 included $1,505,093 used in investing activities as well as an additional $883,554 used to service debt and capital leases. The cash used in investing activities, primarily consisted of the purchase of equipment to maintain and increase the capacity and scalability of our content delivery network as well as to support customer applications. Sources of cash during the six month period ended June 30, 2006 included cash provided by operations of $47,846 and cash from financing activities was $17,412,052 primarily from the proceeds from a sale of common stock, our equipment line of credit, and the exercise of warrants and stock options.

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

Capital expenditures excluding equipment acquired under capital leases in the first six months of 2006 and 2005 were approximately $1,505,942 and $1,663,948, respectively. These expenditures primarily related to the purchase of equipment to maintain and increase the capacity and scalability of our content delivery network and to support customer applications.

The Company had $200,926 of restricted cash at June 30, 2006, securing a facility lease.

Based upon existing budgets and known contingencies, we expect that the cash we have on hand, together with recurring operating revenues, and funds obtained through our credit facility and leasing arrangements, will be sufficient to meet our current and future obligations until the time that we can consistently sustain itself on its internally generated cash flow. We plan to take steps to accelerate the expansion or our operations during the remainder of 2006, including through the expansion of our sales force, network build out and international expansion. We may also seek to expand our operations through strategic acquisitions. Our business plan is dynamic and, as opportunities for initiatives that we believe will accelerate growth present themselves, we may alter our business plans accordingly. Under such circumstances, we may determine to seek additional financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at risk for changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

(a)
Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our principal chief executive officer and our principal chief financial officer, have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

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

In the ordinary course of its business, we become involved in certain legal actions and claims, including lawsuits, administrative proceedings, regulatory and other matters. Although we believe that the resolution of pending or threatened proceedings will not materially affect our business, we can provide no assurances in that regard.

Item 1A.	Risk Factors

Item 1A. Risk Factors

Material Changes in Risk Factors

The risk factors set forth below under “Risk Factors” reflect certain material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”), including changes identified in the “Material Changes in Risk Factors” subsection of Item 1A of our Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 filed with the SEC on July 5, 2006, which disclosure is incorporated herein by reference, and the following:

We have added risk factors titled as follows:

• If we are unsuccessful in introducing our ad selection and ad insertion service and if our customers do not adopt our ad selection and ad insertion technology, we may not be able to achieve or sustain our anticipated growth.

We have materially altered (including the title) the risk factors titled as follows:

• The market for services supported by our Internet streaming services may not continue to grow at a sufficient pace to permit our continued growth.

• We are dependent on a concentrated number of customers, and a material reduction in revenue from any of our significant customers would harm our financial results.

• Our operations are subject to potential disruption from system failure and security risks that could lead to a loss of customers and harm our business.

In addition, any risk factor that included financial information as of March 31, 2006 has been updated to include the same information as of June 30, 2006, and we have made other changes that we believe are immaterial.

Risk Factors

This Report contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted below and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended
.
We may continue to experience net losses from operations.

We have experienced net losses in each quarter since inception, with net losses of approximately $14.8 million from inception through June 30, 2006, and we are uncertain when, or if, we will experience net income from operations. Even if we do experience net income in one or more calendar quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable.

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

We are dependent on a concentrated number of customers, and a material reduction in revenue from any of our significant customers would harm our financial results.

Historically, a significant portion of our revenues has come from a limited number of customers. We may not be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to choose our Streaming Service for Flash, Streaming Service for Windows Media and managed hosting and colocation services versus competing services. During the six months ended June 30, 2006, MySpace, Inc. accounted for 32% of our revenue. Our current service agreement with MySpace, Inc. terminates by its terms in September 2006 and, if MySpace, Inc. does not renew their agreement with us, our revenue will decrease. During 2005, Comcast Corporation, MySpace, Inc. and World Netmedia, LLC accounted for approximately 14%, 11% and 11% of our revenue, respectively. Several additional customers individually accounted for between 1% and 10% of our revenues during the six months ended June 30, 2006. During 2004, World Netmedia, LLC and Hypermedia Systems, Inc. accounted for approximately 18% and 10% of our revenue, respectively.

Many of our agreements with customers are only for a year at a time or terminable at any time upon short-term notice. In addition, during the term of an agreement, customer usage may expand or contract dramatically. Costs and disruptions associated with changing content delivery network providers are generally insignificant. Our largest customers generally use several content delivery network providers and, as a result, can move their business rapidly. As a result, customers accounting for a significant portion of our revenue could change content delivery network providers in any given quarter. Decisions by one or more significant customers to terminate or not renew their agreements with us, or to substantially reduce their use of our services, could substantially slow our revenue growth and even lead to a decline in revenue.

If we are unsuccessful in introducing our ad selection and ad insertion service and if our customers do not adopt our ad selection and ad insertion technology, we may not be able to achieve or sustain our anticipated growth.

We currently offer ad insertion technology for audio streams and plan to introduce ad insertion technology for video streams during the second half of 2006. Our VitalStream Advertising Service is designed to enable customers to turn existing streaming traffic into content packaged with advertising. To date, our revenues from VitalStream Advertising Service have not been material. Ad insertion for audio and video streams is a new technology and a new method of advertising and is subject to technological and market acceptance risk. If our VitalStream Advertising Service fails to achieve market acceptance, or if we are unsuccessful in introducing ad insertion technology for video streams in the second half of 2006, we may not grow our business, and our revenue may grow slower than expected. In addition, if we do not continue to improve our VitalStream Advertising Service, it may not remain competitive with other services.

Our operations are subject to potential disruption from system failure and security risks that could lead to a loss of customers and harm our business.

Our operations are dependent upon our ability to protect our network infrastructure against interruptions, damages and other events that may harm our ability to provide services to our customers on a short-term or long-term basis and may lead to lawsuits, liabilities and harm to our reputation. We may not have in place adequate quality assurance procedures or redundancy and may fail to detect inadequacies until problems arise. If we are unable to identify problems on a timely basis, we could experience a loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers. Our content delivery network and core operations are vulnerable to various potential problems, including the following:

•
our network infrastructure, or that of our key suppliers, may be damaged or destroyed, and our ability to provide service may therefore be interrupted or eliminated, by natural disasters, such as fires, earthquakes and floods, or by power outages, telecommunications failures or similar events beyond our control;

•	we and our users may experience interruptions in service as a result of the accidental or malicious actions of Internet users or hackers, including current or former employees;

•
we and our users may experience interruptions in service as a result of the failure of our suppliers, particularly suppliers of electricity and bandwidth, to perform their contractual obligations. Our recourse against such suppliers is generally limited;

•
unauthorized access to our network and servers may jeopardize the security of confidential information stored in our computer systems and our customers’ computer systems, which may result in liability to our customers, and also potentially to us, and may deter potential customers;

•
we may face liability for transmitting computer viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers; and

•
failures of our hardware, software or systems, or those of our suppliers, may disrupt service to our customers, and, therefore, from our customers to their customers, which could materially impact our operations and the operations of our customers, and harm our relationships with our customers and lead to potential lawsuits and liabilities.

For example, certain customers have experienced interruptions in service as a result of public utility power outages affecting our Los Angeles data center that resulted in certain secondary failures in the back-up power supply of the data center landlord on several occasions in the past year. In each case, we have received requests from some affected customers and agreed to provide service credits to certain customers primarily in accordance with our standard service level agreement and, in some cases, in accordance with different terms.

Interruptions in service, transmissions of viruses and other problems arising from one of, or a combination of, a natural disaster, power outage, unauthorized access, computer virus, equipment, software or system failure or other disruption could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customer losses and otherwise lead to a decrease of revenues, increase in expenses or adverse affect on our business, financial condition and results of operations.

The market for services supported by our Internet streaming services may not continue to grow at a sufficient pace to permit our continued growth.

Our continued growth is dependent upon the continued expansion of the markets for services supported by our Internet broadcasting and streaming services. This includes markets for services such as the streaming of movie trailers and music samples online, virtual home tours, online video games, live streamed sporting events or concerts and video conferences or presentations. The market for streaming-supported services may not continue to grow for various reasons, including:

•
consumers may determine not to view or listen to streamed audio and video over the Internet because of, among other factors, poor reception of streamed broadcasts or the creation or expansion of competing technologies, such as television beaming or interactive cable that may provide a similar service at lower cost or with better features;

•	consumers may not acquire high-speed connectivity to the Internet, which is essential for viewing streamed digital media, in sufficient numbers to support growth in the data streaming;

•
risks related to copyright and patent infringement, royalty payments to artists and publishers, illegal copying and distribution of data, or other intellectual property issues may limit the feasibility of streaming digital media;

•	new technologies may make it more feasible and cost effective for our customers to bring streaming in house;

•	customers that use the Internet to broadcast presentations or meetings may determine that alternative means of communications are more effective or less expensive; and

•
new laws and regulations, including confusing or expensive tax laws, may increase the cost to our customers or to the public of transacting business or streaming or viewing digital media over the Internet.

If the market for streaming-dependent services does not grow, or grows more slowly than expected, our business, results of operations and financial condition will be seriously harmed. Our business plan assumes continued growth in revenue, and it is unlikely that we could become profitable if our revenue was to cease growing.

We may acquire businesses or assets, or enter into other business combination transactions, that may be difficult to integrate.

As part of our growth strategy we established PlayStream, Inc. to acquire substantially all of the assets of PlayStream, LLC (now Easy Link, LLC), located in Seattle, Washington in April 2005. We also established VitalStream Advertising Solutions, Inc. to acquire substantially all of the assets of Eonstreams, Inc., located in Knoxville Tennessee in May 2006. In the future, we expect to enter into additional transactions to acquire other companies or a substantial portion of their assets, or to combine our business with theirs. These acquisitions or business combinations involve numerous risks, including the following possibilities:

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

In order to successfully implement our business strategy, we must establish and achieve substantial growth in our customer base through sales, business acquisitions or a combination thereof. If achieved, significant growth would place significant demands on our management and systems of financial and internal controls, and will almost certainly require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. Moreover, significant growth would require an increase in the number of our personnel, particularly within sales and marketing, customer service and technical support. The market for such personnel remains highly competitive, and we may not be able to attract and retain the qualified personnel required by our business strategy. If successful in attracting new customers, we may outgrow our present facilities and network capacity, placing additional strains on our human resources in trying to locate, manage and staff multiple locations and to scale our network.

There are numerous risks associated with having Dolphin and WaldenVC as significant shareholders.

Through their holdings of common stock, as of June 30, 2006, affiliates of Dolphin Equity Partners presently control approximately 3,190,114 votes in connection with the election of directors and other matters, 13.9% of the voting power of our company, and affiliates of WaldenVC presently control approximately 3,372,302 votes in connection with the election of directors and other matters, representing 14.7% of the voting power of the Company. Each of Dolphin Equity Partners and Walden VC also have contractual rights effectively assuring each of them a seat on our board of directors. As a result of their stock holdings and board seats, Dolphin or WaldenVC may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future merger or asset sale transactions.

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

Many of these competitors have a longer operating history and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Competitors with an extended operating history, a strong financial position and an established reputation have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or unstable. In addition, our competitors may be able to use their extensive resources:

•	to develop and deploy new products and services more quickly and effectively than we can;

•	to improve and expand their communications and network infrastructures more quickly than we can;

•	to reduce costs, particularly bandwidth costs, because of discounts associated with large volume purchases;

•	to offer less expensive streaming, hosting, colocation and related services as a result of a lower cost structure, greater capital reserves or otherwise;

•	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

•	to offer bundles of related services that we are unable to offer;

•	to take advantage of acquisition and other opportunities more readily; and

•	to devote greater resources to the marketing and sales of their products.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our services, our business, financial condition and results of operations may suffer.

The network architecture and data tracking technology underlying our services is complex and may contain unknown errors in design or implementation that could result in incorrect billings to our customers
.
The network architecture and data tracking technology underlying our streaming and hosting services is complex and includes software and code used to generate customer invoices. This software and code is either developed internally or licensed from third parties. Any of the system architecture, system administration, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our services are released. In addition, with respect to certain usage-based billing, the data used to bill the customer for usage is an estimate, based upon complex formulas or algorithms. We or the customer may subsequently believe that such formulas or algorithms overstate or understate actual usage. In any such case, a design or application error could cause overbilling or underbilling of our customers, which may:

•	adversely impact our relationship with those customers and others, possibly leading to a loss of affected and unaffected customers;

•	lead to billing disputes and related legal fees, and diversion of management resources;

•	increase our costs related to product development; and

•	adversely affect our revenues and expenses, either prospectively or retrospectively.

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

•
we may incur losses solely as a result of the fluctuation of the value of the dollar, as most of our costs will continue to be denominated in U.S. dollars while our revenues may increasingly be denominated in other currencies;

•
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

•	we may be the target of anti-U.S. politically motivated actions, including sabotage, violence, nationalization of resources, or discrimination;

•	costs and risks associated with management and internal controls will increase as our employees and assets our located outside of the Southern California region; and

•
as our overseas revenues, and dependence on such revenues expands, we will become increasingly subject not only to economic cycles in the U.S. but also to cycles in other nations, which may be more variable that those in the U.S.

•	we may be subject to tariffs, export controls or other trade barriers; and

•	we may experience difficulties in collecting delinquent accounts receivable

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

We may incur significant costs to effectively comply with the requirements of the Sarbanes-Oxley Act of 2002 and may be unable to comply in a timely manner

We are subject to the regulatory requirements of the Sarbanes-Oxley Act of 2002. We are a smaller company relative to other public companies. As such, the costs to comply with these extensive requirements may impact the company in a disproportionate manner. In addition, we may not be able to comply with the requirements by the applicable deadline. Either or both of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and common law copyright and trademark principles. Protection of our intellectual property is subject to the following risks:

•	we have not applied for a copyright registration or patent with respect to our proprietary rights, and the common law associated with copyrights and trade secrets affords only limited protection;

•	our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with any competitive advantages;

•	our existing or any future trademarks may be canceled or otherwise fail to provide meaningful protection; and

•	the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our services without incurring liability to third parties, third parties may bring claims of infringement against us, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

•	cease selling, incorporating or using products or services that rely upon the disputed intellectual property;

•	obtain from the holder of the intellectual property right a license to sell or use the disputed intellectual property, which license may not be available on reasonable terms;

•	redesign products or services that incorporate disputed intellectual property; or

•	pay monetary damages to the holder of the intellectual property right.

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

The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, significant customer contracts, significant litigation or other factors or events that would be expected to affect our business financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

•	intentional manipulation of our stock price by existing or future shareholders;

•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;

•	the interest of the market in our business sector, without regard to our financial condition or results of operations;

•	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;

•	disputes relating to patents or other significant intellectual property rights held by others that we, our suppliers or our customers use;

•	new product offerings or other business developments announced by our competitors;

•	developments in the businesses of companies that use our streaming or hosting services (such as the expansion or contraction of the use of the Internet to stream to deliver music or other media); and

•	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

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

As of June 30, 2006, our executive officers and directors beneficially owned or controlled approximately 7.2% of the voting power of our company. In combination with officers and directors and their affiliates, and entities owning 5% or more of our outstanding common shares, this group beneficially owned or controlled approximately 42.8% of the voting power of our company. As a result, if such persons act together, they have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests.

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

Because we are a Nevada corporation, the rights of our stockholders are generally governed by the Nevada corporate law. However, under Section 2115(a) of the California Corporations Code, we became subject to various sections of the California Corporations Code on January 1, 2004 and will continue to be subject to such conditions until the year after fewer than one-half of our outstanding voting securities (held by other than nominee holders) are held by persons located in California. Although the applicable portions of the California Corporations Code are generally consistent with governing provisions of the Nevada corporate law and our charter documents, they are not identical. We may be faced with circumstances in which applicable provisions of the Nevada corporate law or our charter documents cannot be reconciled to governing provisions of the California Corporations Code. The existence of such a conflict may adversely effect our business and operations in various ways in that it may require us to withdraw from a proposed transaction, seek authorizations, interpretations, injunctions or other orders from various courts in connection with a conflict, rescind or re-execute a transaction or pay damages if our good faith attempts at reconciliation are deemed inadequate or incur additional expenses in order to attempt compliance with both governing laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On March 9, 2006 the Company sought the majority consent of the stockholders for two resolutions proposed by the Company’s Board of Directors, and the stockholders provided their consent as set forth below (with all share numbers shown on a post-consolidation basis):

Consolidation Resolution. Authorizing the Board of Directors of the Company to effect a consolidation of the Common Stock of the Company within a range of 2:1 to 5.5:1 at anytime prior to December 31, 2006:

For	Against	Abstain

15,414,819	120,968	53,396

Stock Plan Resolution. Approving amendment of the Company’s 2001 Stock Incentive Plan to increase the number of shares of Common Stock authorized thereunder from 3,625,000 to 5,375,000:

For	Against	Abstain	Broker Non-Votes

11,826,401	326,062	13,349	3,382,598

The Annual Meeting of Stockholders of the Company was held on July 6, 2006. At the meeting, the stockholders of the Company were asked to vote upon the following matters and cast their votes as set forth below.

Election of Directors. The two nominees each were elected to a three-year term expiring in 2008 by the following vote:

Nominee	For	Withheld
Philip N. Kaplan	16,378,519	17,440
Leonard Wanger	15,716,543	679,449

Directors whose term of office continued after the Annual Meeting were: Raymond L. Ocampo Jr., Philip Sanderson and Jack L. Waterman , each of whose terms expire in 2007, and Melvin A. Harris and Salvatore Tirabassi, each of whose terms expire in 2008.

Independent Registered Public Accountants. The appointment of Rose, Snyder & Jacobs as the Company’s independent registered public accounting firm for fiscal 2006 was ratified by the following vote:

For	Withheld
16,403,425	1,574

Item 5.	Other Information

None

Item 6.	Exhibits

See Exhibit Index following the Signature and Certification pages.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

August 11, 2006	By:	/s/ Jack L. Waterman

Jack L. Waterman, Chief Executive Officer (Principal Executive Officer)

August 11, 2006	By:	/s/ Mark Belzowski

Mark Belzowski, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Executive Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Executive Officer	Filed herewith