Form 10-Q/A
period 2006-03-31
VITALSTREAM HOLDINGS INC
filed 2006-10-23
CIK 789851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q of VitalStream Holdings, Inc. for the quarterly period ended March 31, 2006 is being filed to refile Exhibit 10.3 in response to technical comments of the SEC to a confidential treatment request with respect to such exhibit.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
10.1	Testing Agreement dated January 21, 2003 with Microsoft	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report for period ended March 31, 2006 filed with the SEC on July 5, 2006, File No. 001-10013

10.2	Logo License Agreement dated January 21, 2003 with Microsoft	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report for period ended March 31, 2006 filed with the SEC on July 5, 2006, File No. 001-10013

10.3	Amendment No. 5 to License Agreement dated December 30, 2005 with Adobe*	Filed herewith

10.4	Participation Agreement dated July 19, 2004 with Microsoft	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report for period ended March 31, 2006 filed with the SEC on July 5, 2006, File No. 001-10013

10.5	Services Provider License Agreement dated February 1, 2004 with Microsoft	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report for period ended March 31, 2006 filed with the SEC on July 5, 2006, File No. 001-10013

10.6	Amendment to Services Provider License Agreement dated February 1, 2004 with Microsoft	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report for period ended March 31, 2006 filed with the SEC on July 5, 2006, File No. 001-10013

21	Subsidiaries	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report for period ended March 31, 2006 filed with the SEC on July 5, 2006, File No. 001-10013

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

* Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

October 11, 2006	By:	/s/ Jack L. Waterman

Jack L. Waterman, Chief Executive Officer (Principal Executive Officer)