Form 10-Q
period 2006-09-30
VITALSTREAM HOLDINGS INC
filed 2006-11-14
CIK 789851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

VITALSTREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-17020	87-0429944
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

555 Anton Blvd, Suite 400
Costa Mesa, California 92626

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (714) 549-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ].

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

As of October 31, 2006, the registrant had 23,228,172 shares of common stock outstanding.

TABLE OF CONTENTS

Part I	Financial Information

	Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2006 and 2005

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

Signatures

Exhibit Index

PART I - FINANCIAL INFORMATION

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current assets:
Cash	$16,894,296	$4,118,308
Accounts receivable, net of allowance for doubtful accounts/credits of $565,006 and $454,182 at September 30, 2006
and December 31, 2005, respectively	5,107,074	3,123,006
Prepaid expenses	1,090,931	628,576
Other current assets	357,219	238,274
Total current assets	23,449,520	8,108,164

Fixed assets, net	12,143,223	7,802,278
Restricted cash	201,077	200,626
Goodwill	19,404,284	3,577,678
Other intangibles, net	1,125,555	167,500
Other assets	163,933	172,915
TOTAL ASSETS	$56,487,592	$20,029,161

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,968,052	$1,842,440
Accrued compensation	842,066	487,604
Current portion of capital lease obligations	2,070,204	642,136
Current portion of line of credit obligations	3,991,621	2,991,621
Accrued expenses	1,301,899	807,719
Total current liabilities	12,173,842	6,771,520

Capital lease obligations	1,137,641	208,767
Line of credit obligations	500,000	743,716
Deferred rent	79,938	86,549
Total long-term liabilities	1,717,579	1,039,032

Commitments and contingencies

Shareholders' equity
Common stock, par value $0.001; authorized shares 290,000,000;
issued and outstanding shares, 23,204,795 and 17,580,083 at
September 30, 2006 and December 31, 2005, respectively	86,458	70,321
Additional paid-in capital	59,718,760	24,810,514
Accumulated deficit	(17,209,047)	(12,662,226)
Total shareholders' equity	42,596,171	12,218,609
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$56,487,592	$20,029,161

See condensed notes to consolidated financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$7,049,692	$3,851,982	$18,817,503	$11,207,185

Cost of revenue	3,614,904	1,796,502	9,458,471	5,213,826

Gross profit	3,434,788	2,055,480	9,359,032	5,993,359

Research & development	467,030	284,066	1,338,177	656,723
Sales & marketing	2,237,671	1,502,490	6,005,261	3,860,036
General & administrative	3,027,881	1,200,820	6,613,214	3,191,469

Operating loss	(2,387,794)	(931,896)	(4,597,620)	(1,714,869)

Other income (expense):
Interest income (expense), net	22,221	(49,705)	63,616	(167,151)
Income tax expense	(1,014)	(913)	(2,729)	(1,713)
Other income (expense)	(5,508)	(16,576)	(10,067)	160,046

Net other income (expense)	15,699	(67,194)	50,820	(8,818)

Net loss	$(2,372,095)	$(999,090)	$(4,546,800)	$(1,723,687)

Basic and diluted net loss per common share	$(0.10)	$(0.06)	$(0.21)	$(0.11)

Shares used in computing basic and diluted net loss per common share	23,059,174	16,329,523	21,628,087	15,776,414

See condensed notes to consolidated financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)

	Nine Months Ended September 30,
	2006	2005

OPERATING ACTIVITIES
NET LOSS	$(4,546,800)	$(1,723,687)
Adjustments to net loss:
Depreciation & amortization	3,098,419	1,552,668
Loss on disposal of fixed assets	-	5,730
Stock-based compensation charges	1,234,773	-
Changes in operating assets & liabilities
Accounts receivable, net	(1,851,443)	(599,287)
Prepaid expenses	(425,722)	(893,609)
Other assets	(118,746)	(135,419)
Accounts payable	(183,008)	165,635
Accrued compensation	568,937	(52,071)
Accrued expenses	384,777	56,814

TOTAL CASH PROVIDED BY (USED IN) OPERATIONS	(1,838,813)	(1,623,226)

INVESTING ACTIVITIES
Additions to property & equipment	(2,169,277)	(3,214,839)
Proceeds from investment in acquisition	999	3,269
Investment in acquisition	-	(500,000)
Interest earned on restricted cash	(150)	-
Relief of restricted cash	-	(209)

NET CASH USED IN INVESTING ACTIVITIES	(2,168,428)	(3,711,779)

FINANCING ACTIVITIES
Payments on capital leases	(524,703)	(650,373)
Issuance of common stock, net of offering expenses	14,000,000	-
Proceeds from equipment line of credit	2,000,000	2,051,607
Proceeds from exercise of warrants and stock options	2,558,259	603,674
Payments on equipment line of credit and loans	(1,243,716)	(175,578)
Deferred rent	(6,611)	(2,067)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,783,229	1,827,263

NET INCREASE (DECREASE) IN CASH	12,775,988	(3,507,742)
Cash at the beginning of the period	4,118,308	10,276,322

Cash at the end of the period	$16,894,296	$6,768,580

Supplementary disclosure of cash paid during the period for:
Interest	$485,068	$288,120
Income taxes	$1,715	$1,713
Equipment acquired under capital leases	$2,881,646	$-

See condensed notes to consolidated financial statements

VITALSTREAM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

Overview

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

On April 27, 2005, another VHI wholly-owned subsidiary, PlayStream, Inc., acquired the business of PlayStream, LLC, a provider of fully automated, self-service small business streaming media services, headquartered in Seattle, Washington, for $500,000 in cash, 937,500 shares of VHI common stock valued at $2,137,500 and 50,000 warrants to purchase common stock at an exercise price of $5.40 valued at $111,272 for a total purchase price of $2,748,772. For accounting purposes, in accordance with SFAS No. 141, we included results of operations for PlayStream, LLC beginning as of April 1, 2005. During the first quarter of 2006, we changed the name of our PlayStream product line to VitalStream Small Business Services.

On May 20, 2006, another VHI wholly-owned subsidiary, VitalStream Advertising Services, Inc., acquired substantially all the assets and most of the liabilities of Eonstreams, Inc. ("Eonstreams"), in exchange for 1,747,312 shares of our common stock at $9.73 per share, for a total purchase price of $17,001,346. Eonstreams, headquartered in Knoxville, Tennessee, provides Internet advertising insertion and streaming solutions to businesses and home offices. For accounting purposes, in accordance with SFAS No. 141, we included results of operations for Eonstreams beginning as of May 1, 2006. During the second quarter of 2006, we changed the name of our Eonstreams product line to VitalStream Advertising Services.

VitalStream Holdings, Inc. and its subsidiaries offer global integrated content delivery services that enable businesses to broadcast digital media and communications to worldwide audiences via the Internet. We provide complete solutions including video and audio streaming, advertising placement, delivery, reporting and analysis, live event broadcasting, media asset management, and integrated Web hosting and consulting services, that integrate with today's leading streaming media technologies.

Basis of Presentation

This report on Form 10-Q (Form "10-Q") for the quarter ended September 30, 2006 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

Common Stock Reverse Split

The Company effected a one-for-four reverse stock split to shareholders of record as of April 4, 2006.  All share and per share information has been retroactively adjusted to reflect the reverse stock split.

On Wednesday, August 30, 2006, VitalStream commenced trading on the NASDAQ Global Market under the ticker symbol “VSTH”. The Company has been trading on the NASDAQ Capital Market under the same symbol since its listing on Thursday, June 21, 2006. Prior to that date, VitalStream’s common stock was quoted on the OTC Bulletin Board.

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

The consolidated financial statements include the accounts of VitalStream Holdings, Inc. and its wholly-owned subsidiaries, VitalStream, Inc., VitalStream Broadcasting Corporation, PlayStream, Inc. and VitalStream Advertising Services, Inc. All material intercompany accounts and transactions have been eliminated.

Revenue Recognition

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

In the third quarter of 2006, we derived revenue from our new VitalStream Advertising Services product line through the licensing of our advertising technology and software. All criteria for revenue recognition had been met at the beginning of the license period and as such, the license fee was recognized at the beginning of the license period. We also derived additional advertising services revenue through the sale of all of the Company’s available inventory of advertising impressions over a fixed time period. The commitment amount is being allocated and recognized evenly over the commitment period. As such, the applicable prorata portion of the minimum commitment amount was recognized during the third quarter.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period.

As a result of adopting SFAS No. 123R on January 1, 2006, our net loss for the three and nine month periods ended September 30, 2006, were $2,372,095 and $4,546,800, respectively, and $667,902 and $1,234,773, respectively, higher than had we continued with stock based compensation under APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.

Basic and diluted net loss per share for the three and nine months ended September 30, 2006 would have been $(0.07) and $(0.15), had we not adopted SFAS 123R, compared to the reported basic and diluted net loss per share of $(0.10) and $(0.21). The adoption of SFAS No. 123R had no impact on cash flows from operations and financing.

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock options for the three and nine months ended September 30, 2005. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(999,090)	$(1,723,687)
Add: stock-based compensation expense included in reported net loss, net of tax	-	-
Deduct: stock-based compensation expense determined under fair value method, net of tax	(204,644)	(426,780)
Net loss, pro forma	$(1,203,734)	$(2,150,467)

Net loss per share:
Basic - as reported	$(0.06)	$(0.11)
Basic - pro forma	$(0.07)	$(0.14)

Diluted - as reported	$(0.06)	$(0.11)
Diluted - pro forma	$(0.07)	$(0.14)

Note that the above pro forma disclosure was not presented for the three and nine months ended September 30, 2006 because stock-based employee compensation expense is included in the condensed consolidated statements of operations using the fair value recognition method under SFAS No. 123R for these periods.

The fair value of the options granted during the three months ended September 30, 2006 and 2005 have been estimated at $4,085,303 and $551,070 at the date of grant, respectively, and are based on the following assumptions on the date of grant using the Black-Scholes valuation model. The weighted average grant date fair value of options granted during the three months ended September 30, 2006 was $3.31 per option share.

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock option plans:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	38-43%	62-66%	38-59%	14-79%
Risk-free interest rate	4.74 to 5.04%	3.76 to 4.16%	4.47 to 5.04%	3.63 to 4.18%
Weighted average expected option life (in years)	5.50	6.28	5.50	6.28

The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006. For comparative purposes only, stock-based employee compensation expense for the three and nine months ended September 30, 2005 are shown in the same table but is not included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of sales	$7,418	$2,291	$15,660	$4,143
Research & development	18,841	3,359	38,737	6,517
Sales & marketing	182,632	42,163	342,666	61,858
General & administrative	459,011	156,831	837,710	354,262

Total	$667,902	$204,644	$1,234,773	$426,780

There was no capitalized stock-based employee compensation cost as of September 30, 2006. There was no recognized tax benefits during the quarter ended September 30, 2006.

Stock Option Plan

The 2001 Stock Incentive Plan, as amended to date (the “Plan”) was adopted and approved by our Board of Directors and shareholders and permits the grant of “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-incentive stock options, restricted stock, stock bonuses and performance-based awards. The Plan is administered by the Compensation Committee of our Board of Directors. The Plan authorizes the issuance of shares of stock options to employees, directors and consultants. Stock options are generally granted at an exercise price of not less than the market value on the grant date. Options awarded through January 2005 are generally incentive stock options, typically expire 5 years from grant date unless expiration occurs earlier in connection with termination of employment and generally vest over a 36 month period with one-third vesting on the first anniversary date of the date of grant with the remaining options vesting at the rate of 1/12 (8.33%) at the end of each quarter thereafter, so that the option will be fully exercisable on the third anniversary of the grant date.

In January of 2005, the Board of Directors changed its informal policy applicable to awards of options under the Plan such that awards typically are for non-incentive stock options instead of incentive stock options and vest over a 48 month period instead of a 36 month period, with one quarter vesting on the first anniversary of the grant date and with the remaining options vesting at the rate of 1/16 (6.25%) at the end of each quarter thereafter, so that the option will be fully exercisable on the fourth anniversary of the grant date. As of September 30, 2006, the number of options issued and outstanding was 3,943,613 with 82,198 reserved for future awards.

Activity under the Plan for the nine months ended September 30, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,748,015	$2.6474
Options Granted	1,722,500	$8.5603
Options Canceled	(87,694)	$(4.7657)
Options Exercised	(439,208)	$(1.8974)

Outstanding at September 30, 2006	3,943,613	$5.2665

Exercisable at September 30, 2006	978,868	$2.5213

The details of the VSTH options outstanding as of September 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercisable prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80 - $3.14	1,799,514	6.62	$2.2626	873,825	$2.2132
$3.14 - $5.48	457,849	3.92	$4.8447	65,980	$4.3997
$5.48 - $7.82	188,125	4.35	$6.2634	39,063	$6.2400
$7.82 - $10.16	1,491,875	4.79	$8.8632	-	-
$10.16 - $12.50	6,250	4.52	$12.5000	-	-

Total	3,943,613	5.50	$5.2665	978,868	$2.5213

	Options Outstanding & Unvested at September 30, 2006
	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price

Non Vested before 1/1/2006	1,971,755		$2.8758
Granted	1,722,500		$8.5603
Forfeited	(84,225)		$(4.7910)
Vested	(645,285)		$(2.6517)

Non Vested at 9/30/2006	2,964,745	5.53	$6.1728

The weighted average grant date fair value of options granted during the three months ended September 30, 2006 is $3.31 per option share. As of September 30, 2006, the total unrecognized fair value compensation cost related to unvested stock options was $7.6 million, which is to be recognized over the weighted average remaining vesting period of 2.9 years.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 but does not believe the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in a company’s balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. SFAS 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007 and then remeasured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008. We do not have any defined benefit pension or postretirement plans that are subject to SFAS 158. As such, we do not expect the pronouncement to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its consolidated financial statements.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Total consideration:
Common stock issued	$17,001,346
Total purchase consideration	$17,001,346

Allocation of the purchase consideration
Current assets, including cash of $999	$170,256
Fixed assets	253,854
Identifiable intangible assets	1,160,000
Goodwill	15,826,606
Total assets acquired	17,410,716
Fair value of liabilities assumed	(409,370))
$17,001,346

The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized using the straight-line method.

	Amount	Amortization Period
		(In years)
Customer relationships	$90,000	3
Software technology	430,000	5
Brand name	320,000	5
Covenants not to compete	320,000	3
Total	$1,160,000

The following table reflects unaudited pro forma results of operations of the Company for the three and nine month periods ended September 30, 2006 and 2005 assuming that the Eonstreams acquisition had occurred at the beginning of each of the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$7,049,693	$4,249,058	$19,151,596	$12,394,501
Net loss	$(2,078,308)	$(1,196,948)	$(4,677,789)	$(2,429,141)
Basic and diluted net loss per common share	$(0.09)	$(0.07)	$(0.22)	$(0.14)
Shares used in computing basic and diluted net loss per common share	23,050,385	18,076,835	21,628,087	17,523,726

4.	LEGAL MATTERS AND CONTINGENCIES

In the ordinary course of its business, we become involved in certain legal actions and claims, including lawsuits, administrative proceedings, regulatory and other matters. Although we believe that the resolution of pending or threatened proceedings will not materially affect our business, we can provide no assurances in that regard.

5.     EQUITY

As of September 30, 2006, there were 23,204,795 shares of VitalStream common stock outstanding and 3,943,614 shares of VitalStream common stock reserved for issuance for options issued and outstanding.

6.	SUBSEQUENT EVENT - INTERNAP ACQUISITION

On October 12, 2006, Atlanta, Georgia-based Internap Network Services Corporation (“Internap”) entered into a definitive agreement to acquire Vitalstream Holdings, Inc. Under the terms of the agreement, Internap, a provider of performance-based routing solutions over the Internet, will issue approximately 11.9 million shares of common stock in respect of our outstanding common shares, which will represent approximately 26% of the combined company's shares. This is an exchange ratio of 0.5132 Internap shares for each of our shares. In addition, Internap will assume our currently outstanding stock option plans. Based on the closing price of Internap's stock on October 11, 2006, the transaction was valued at an aggregate purchase price of approximately $217 million. The transaction is expected to close by the first quarter of 2007 and will be valued at that time using the market price of the stock on the closing date.

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

Overview

VitalStream Holdings, Inc. provides products and services for storing and delivering audio and video digital media to large global audiences over the Internet. Our solutions enable companies to easily, securely and reliably create revenue streams from their media assets via subscription or ad-based business models. Streaming Service for Flash, Streaming Service for Windows Media and Content Delivery Service represent our core product lines and provide the foundation on which all of our other products and services are based. These other services include audio and video streaming, live event streaming, media asset management, integrated hosting services, advertising insertion services, subscription services, content delivery, and professional services. We also provide a self service, automatic streaming product that is available for small or home business customers through our small business platform. Our mix of products and services enables our customers to concentrate on the creation and marketing of their content, while outsourcing the encoding, data storage, broadcasting, hosting and related functions to us and our partners. Our business model leverages our expertise, experience and resources in audio and video streaming as well as our integrated hosting technology to persuade customers to utilize our Internet content delivery services.

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

In May 2006, we acquired substantially all the assets and most of the liabilities of Eonstreams, Inc., a company headquartered in Knoxville, Tennessee, which provides Internet advertising insertion and streaming solutions to businesses and home offices and subsequently changed the name of this product line to VitalStream Advertising Services. The integration of VitalStream Advertising Services technologies into our content delivery network has largely been completed and provides customers with a one-stop solution for delivering integrated streaming and digital advertising content on the Internet. The advertising software solution allows the insertion of in-stream advertisements into “live” and “on-demand” Internet audio streaming broadcasts to target specific listener demographics, enabling advertisers to reach the engaged opt-in audiences with a seamless, in-stream advertising experience. The solution also provides campaign management and ad results reporting services. In the third quarter of 2006, we enhanced the advertising software solution to allow ad insertion technology into video streams.

On July 17, 2006, we entered into a second amendment to our Loan and Security Agreement (the “Second Amendment”) with Comerica Bank. The Second Amendment eliminates the minimum EBITDA requirement, and increases the permitted levels of liens and debt relative to equipment purchases from $500,000 to $3,500,000. In addition, the Second Amendment added (a) a requirement that we maintain a liquidity ratio of not less than 1.40 to 1.00, which is defined as cash and cash equivalents plus net trade accounts receivable (with net trade accounts receivable comprising no more than 50% of the sum), divided by the sum of all loans, capital leases and non-cash secured letters of credit, and (b) a provision allowing us to obtain letters of credit from Comerica under the revolving line, subject to a letter of credit sub-limit of $1,000,000.

On August 30, 2006, VitalStream commenced trading on the NASDAQ Global Market under the same ticker symbol “VSTH”.

On October 9, 2006, we announced that revenue from MySpace, a division of News Corp, is expected to reduce significantly in the fourth quarter. Our third quarter gross margins were negatively impacted by the MySpace business, consequently, we expect gross margins improvements in the fourth quarter.

On October 12, 2006, Atlanta, Georgia-based Internap Network Services Corporation (“Internap”) entered into a definitive agreement to acquire Vitalstream Holdings, Inc. Under the terms of the agreement, Internap, a provider of performance-based routing solutions over the Internet, will issue approximately 11.9 million shares of common stock in respect of our outstanding common shares, which will represent approximately 26% of the combined company's shares. This is an exchange ratio of 0.5132 Internap shares for each of our shares. In addition, Internap will assume our currently outstanding stock option plans. Based on the closing price of Internap's stock on October 11, 2006, the transaction was valued at an aggregate purchase price of approximately $217 million. The transaction is expected to close by the first quarter of 2007 and will be valued at that time using the market price of the stock at the closing date.

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

•
Revenue Recognition.    We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Financial Accounting Standards Board, or FASB, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” and AICPA SOP No 97-2 “Software Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. If sufficient evidence of the fair values of the delivered and undelivered elements of an arrangement does not exist, revenue is deferred using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement under EITF 00-21 and is recognized on a straight-line basis over the term of the contract. For arrangements with multiple deliverables which are determined to have separate units of accounting, revenue is recognized upon the delivery of the separate units in accordance with EITF No. 00-21. Revenue is derived primarily from fees for streaming media, web hosting and managed services. Our revenues primarily consist of monthly recurring revenues from contracts with terms of generally one year or more. These contracts are typically usage-based and usually have a fixed minimum commitment based on a certain level of usage with additional charges for any usage over the minimum commitment level. In the third quarter of 2006, we derived revenue from our new VitalStream Advertising Services product line through the licensing of our advertising technology and software. All criteria for revenue recognition had been met at the beginning of the license period and as such, the license fee was recognized at the beginning of the license period. We also derived additional advertising services revenue through the sale of all of the Company’s available inventory of advertising impressions over a fixed time period. The commitment amount is being allocated and recognized evenly over the commitment period. As such, the applicable prorata portion of the minimum commitment amount was recognized during the third quarter.

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

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three and nine month periods ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period.

As a result of adopting SFAS No. 123R on January 1, 2006, our net loss before taxes for the three and nine month periods ended September 30, 2006, were $2,372,095 and $4,546,800 respectively, and $667,902 and $1,234,773, respectively, higher than our net loss would have been if we had continued with stock based compensation under APB No. 25, and adopted the disclosure-only provisions of SFAS No. 123.

Results of Operations

The following table sets forth, for the periods indicated, items included in our consolidated statements of operations, stated as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	51.3%	46.6%	50.3%	46.5%

Gross profit	48.7%	53.4%	49.7%	53.5%

Research & development	6.6%	7.4%	7.1%	5.9%
Sales & marketing	33.0%	39.0%	31.9%	34.4%
General & administrative	43.0%	31.2%	35.1%	28.5%

Operating loss	(33.9)%	(24.2)%	(24.4)%	(15.3)%

Other income (expense):
Interest income (expense)	0.3%	(1.3)%	0.3%	(1.5)%
Income tax expense	0.0%	0.0%	0.0%	0.0%
Other income (expense)	(0.1)%	(0.4)%	(0.1)%	1.4%
Net other income (expense)	0.2%	(1.7)%	0.3%	(0.1)%

Net loss	(33.6)%	(25.9)%	(24.2)%	(15.4)%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting, advertising insertion services, consulting and sales of hardware and software. Revenues increased from $3,851,982 for the quarter ended September 30, 2005, to $7,049,692 for the quarter ended September 30, 2006, an increase of 83%. This increase in revenue is primarily attributable to the addition of new customers using services and technology from VitalStream, VitalStream Small Business Services and VitalStream Advertising Services to deliver streaming media and growth from increased usage by existing customers. We expect continued revenue growth from the addition of new customers and from increased services to existing customers other than MySpace, Inc. as we continue to release new products and services, expand sales of our new ad insertion technology, cross-sell products between VitalStream and VitalStream Advertising Services customers, further develop our professional services value added offering, strengthen our sales force, build on our existing partnerships and add new channel and OEM partnerships, increase our marketing efforts and gain greater market recognition from potential customers.

Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs, software license fees and traffic acquisition costs (“TAC”). TAC consist of amounts ultimately paid to network members for the placement of advertising. Cost of revenue increased from $1,796,502 for the quarter ended September 30, 2005, to $3,614,904 for the quarter ended September 30, 2006. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the growth in revenue between the two quarters. The increased depreciation also includes the build-out of our Amsterdam point-of-presence, or POP. The increase in the cost of revenue as a percentage of revenue between the two quarters, from 46.6% in the quarter ended September 30, 2005 to 51.3% for the quarter ended September 30, 2006, is primarily attributable to increases in bandwidth costs and depreciation from additional capital investments to increase the capacity and scalability of our network. Overall, management expects the cost of revenue to decrease as a percentage of revenue in the fourth quarter of 2006, as revenue generated from advertising services increases, low-margin business derived from MySpace decreases, increases in depreciation from the current higher level of investments in our network to increase scalability and capacity are eventually leveraged against higher revenue, and further cost savings in bandwidth purchasing are realized. Included in cost of revenue for the third quarter of 2006 is approximately $7,418 of non-cash stock option expense.

Research and Development. Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our current product portfolio. Research and development expense increased from $284,066 for the quarter ended September 30, 2005, to $467,030 for the quarter ended September 30, 2006. As a percentage of revenue, research and development decreased from 7.4% for the quarter ended September 30, 2005 to 6.6% for the quarter ended September 30, 2006. This absolute dollar increase reflects higher payroll and other costs to enhance and build our portfolio of products and services. We expect research and development expense to increase in the fourth quarter of 2006 due to the effect of expensing employee stock options under SFAS 123R and our continued investment in our product portfolio. Included in the research and development expense for third quarter of 2006 is approximately $18,841 of non-cash stock option expense.

Sales and Marketing. Sales and marketing expense consists primarily of sales and marketing-related personnel costs including commissions, technical and operations related customer support personnel, in addition to the costs of various marketing programs and events. Sales and marketing expense increased from $1,502,490 for the quarter ended September 30, 2005 to $2,327,671 for the quarter ended September 30, 2006. As a percentage of revenue, sales and marketing expense decreased from 39.0% for the quarter ended September 30, 2005 to 33.0% for the quarter ended September 30, 2006. This absolute dollar increase reflects increased payroll and related costs to expand the domestic and international sales force and sales support staff, higher commissions from increased sales, increased marketing and advertising costs to increase market awareness and generate new customers, and non-cash stock option expense. We expect sales and marketing expense to increase in the fourth quarter of 2006 due to additional sales personnel, costs to support increased sales efforts and the effect of expensing employee stock options under SFAS 123R. Included in sales and marketing expense for the third quarter of 2006 is approximately $182,632 of non-cash stock option expense.

General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $1,200,820 for the quarter ended September 30, 2005 to $3,027,881 for the quarter ended September 30, 2006. The increase in the expense during the quarter ended September 30, 2006 reflects additional personnel and other costs related to supporting higher growth, additional costs related to Sarbanes-Oxley compliance and the effect of expensing employee stock options under SFAS 123R. General and administrative expense as a percentage of revenue increased from 31.2% for the quarter ended September 30, 2005 to 43.0% for the quarter ended September 30, 2006 due primarily to the effect of expensing employee stock options under SFAS 123R and Sarbanes-Oxley expenses. We expect general and administrative expense to increase in the fourth quarter of 2006 due to expenses associated with Sarbanes-Oxley compliance and professional fees associated with the Internap acquisition. Included in general and administrative expense for the third quarter of 2006 is approximately $459,011 of non-cash stock option expense.

Net Interest Expense. Net interest expense decreased from ($49,705) for the quarter ended September 30, 2005 to a net interest income of $22,221 for the quarter ended September 30, 2006, due to higher average invested cash balances following gross proceeds of $14 million from the financing transaction on February 3, 2006.

Other Income (Expense). Other income (expense) excluding tax was ($16,576) for the quarter ended September 30, 2005 compared to ($5,508) for the quarter ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Revenue consists primarily of fees for Internet broadcasting, including streaming media services, managed services, web hosting, advertising insertion services, consulting and sales of hardware and software. Revenues increased from $11,207,185 for the nine months ended September 30, 2005, to $18,817,503 for the nine months ended September 30, 2006, an increase of 68%. This increase in revenue is primarily attributable to the addition of new customers using services and technology from VitalStream, VitalStream Small Business Services and VitalStream Advertising Services as well as increased usage from our existing customers.

Cost of Revenue. Cost of revenue consists primarily of Internet backbone and transport costs, data center rent and power costs, depreciation of network and server equipment, network operations employee costs, hardware costs, software license fees and TAC. TAC consist of amounts ultimately paid to network members for the placement of advertising. Cost of revenue increased from $5,213,826 for the nine months ended September 30, 2005, to $9,458,471 for the nine months ended September 30, 2006. The increased cost in absolute dollars primarily reflects the increase in bandwidth consumption, software license fees and depreciation from increased capital expenditures necessary to increase the capacity, reliability and security of our content delivery network, in addition to increases in other costs necessary to support the growth in revenue. The increased depreciation also includes the build-out of our Amsterdam point-of-presence, or POP. The increase in the cost of revenue as a percentage of revenue between the two nine-month periods, from 46.5% in the nine months ended September 30, 2005 to 50.3% for the nine months ended September 30, 2006, is primarily attributable to increases in depreciation from additional capital investments to increase the capacity and scalability of our network and costs related to the resell of certain computer hardware to our customers at lower margins. Included in cost of revenue for the nine month period of 2006 is approximately $15,660 of non-cash stock option expense.

Research and Development. Research and development expense consists primarily of personnel costs to develop new products, and maintain and enhance our current product portfolio. Research and development expense increased from $656,723 for the nine months ended September 30, 2005, to $1,338,177 for the nine months ended September 30, 2006. As a percentage of revenue, research and development increased from 5.9% for the nine months ended September 30, 2005 to 7.1% for the nine months ended September 30, 2006. This absolute dollar increase reflects higher payroll and other costs to enhance and build our portfolio of products and services. Included in research and development expense for the nine month period of 2006 is approximately $38,737 of non-cash stock option expense.

Sales and Marketing. Sales and marketing expense consists primarily of sales and marketing-related personnel costs including commissions, technical and operations related customer support personnel, in addition to the costs of various marketing programs and events. Sales and marketing expense increased from $3,860,036 for the nine months ended September 30, 2005 to $6,005,261 for the nine months ended September 30, 2006. As a percentage of revenue, sales and marketing expense decreased from 34.4% for the nine months ended September 30, 2005 to 31.9% for the nine months ended September 30, 2006. This absolute dollar increase reflects increased payroll and related costs to expand the domestic and international sales force and sales support staff, higher commissions from increased sales, increased marketing and advertising costs to increase market awareness and generate new customers, and non-cash stock option expense. We expect sales and marketing expense to increase in absolute dollars in the fourth quarter of 2006 due to additional sales personnel, costs to support increased sales efforts and the effect of expensing employee stock options under SFAS 123R. Included in the nine month period of 2006 is approximately $342,666 of non-cash stock option expense.

General and Administrative. General and administrative expense consists primarily of personnel expense, professional fees and costs to maintain and support our facilities. General and administrative expense increased from $3,191,469 for the nine months ended September 30, 2005 to $6,613,214 for the quarter ended September 30, 2006. The increase in the expense during the nine months ended September 30, 2006 reflects professional fees related to the acquisition of Eonstreams during the second quarter of 2006, additional personnel and other costs related to supporting higher growth, additional costs related to Sarbanes-Oxley compliance and the effect of expensing employee stock options under SFAS 123R in 2006. General and administrative expense as a percentage of revenue increased from 28.5% for the nine months ended September 30, 2005 to 35.1% for the nine months ended September 30, 2006 due primarily to the effect of expensing employee stock options under SFAS 123R. We expect general and administrative expense to increase in the fourth quarter of 2006 due to higher expenses associated with Sarbanes-Oxley compliance and professional fees associated with the Internap acquisition. Included in general and administrative expenses for the nine month period of 2006 is approximately $837,710 of non-cash stock option expense.

Net Interest Expense. Net interest expense decreased from ($167,151) for the nine months ended September 30, 2005 to a net interest income of $63,616 for the nine months ended September 30, 2006, due to higher average invested cash balances following gross proceeds of $14 million from the financing transaction on February 3, 2006.

Other Income (Expense) Other income (expense) excluding tax was $160,046 for the nine months ended September 30, 2005 compared to ($10,067) for the nine months ended September 30, 2006. The decrease in income was primarily due to a one-time gain of approximately $200,000 from the sale of certain smaller non-core business hosting accounts to a third party during the first quarter of 2005.

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

The Company's EBITDA was ($1,203,818) for the quarter ended September 30, 2006 compared with ($338,583) for the quarter ended September 30, 2005. The decrease in EBITDA for the three month period ended September 30, 2006 compared to the similar period in 2005 was primarily due to increased investments in our infrastructure to enable us to implement our business strategies to achieve and maintain sustainable growth going forward, additional Sarbanes-Oxley compliance costs, and the inclusion of $667,902 in stock compensation expense in 2006. Going forward, we plan to continue investing in our corporate infrastructure to enable us to implement our business strategies to achieve and maintain sustainable growth going forward.

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

Reconciliation of the net loss for the three and nine month periods ended September 30, 2006 and 2005, to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$2,372,095	$(999,090)	$(4,546,800)	$(1,723,687)
Depreciation & amortization	1,189,483	609,889	3,098,419	1,552,668
Interest expense, net	(22,221)	49,705	(63,616)	167,151
Income tax expense	1,014	913	2,729	1,713

EBITDA	($1,203,818)	($338,583)	$(1,509,268)	($2,155)

Capital Commitments and Restrictions

The following table discloses aggregate information about our contractual obligations including operating and capital lease payments, office lease payments, contractual service agreements and line of credit obligations, with the periods in which payments are due as of September 30, 2006:

		Less than
		1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contract Type	Total	10/01/06- 09/30/07	10/01/07 - 09/30/09	10/01/09 - 09/30/11	After 09/30/11

Operating leases	$43,171	$21,666	$15,813	$5,692	$-

Capital leases	3,567,996	2,276,578	1291,418	-	-

Office facility leases	2,453,908	824,309	1,541,714	87,885	-

Contractual service agreements	1,938,584	1,915,184	23,400	-	-

Long-term note	4,491,621	3,991,621	500,000	-	-

Total contractual obligations	$12,495,280	$9,029,358	$3,372,345	$93,577	$-

Our capital leases represent $3,207,845 plus interest spread over various capital lease financing arrangements. The hardware and software obtained through these capital lease arrangements are used in our data center operations, for supplying service to our customers, maintaining and increasing the capacity of our internal network and providing the equipment needed for internal staff.

Liquidity and Capital Resources

Cash used during the nine months ended September 30, 2006 included $1,838,813 used in operations as well as $2,168,428 used in investing activities. The cash used in investing activities, primarily consisted of the purchase of equipment to maintain and increase the capacity and scalability of our content delivery network as well as to support customer applications. Sources of cash during the nine month period ended September 30, 2006 was $16,783,229 from financing activities primarily from the proceeds from a sale of common stock, our equipment line of credit, and the exercise of warrants and stock options.

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

Capital expenditures excluding equipment acquired under capital leases in the first nine months of 2006 and 2005 were approximately $2,169,277 and $3,214,839, respectively. These expenditures primarily related to the purchase of equipment to maintain and increase the capacity and scalability of our content delivery network and to support customer applications.

The Company had $201,077 of restricted cash at September 30, 2006, securing a facility lease.

Based upon our projections and known contingencies, we expect that the cash we have on hand, together with recurring operating revenues, and funds obtained through our credit facility and leasing arrangements, will be sufficient to meet our current and future obligations until the time that we can consistently sustain ourselves on our internally generated cash flow. We plan to continue to take steps to accelerate the expansion of our operations in the future, including through the expansion of our sales force, network build out and international expansion. We also seek to expand our operations through additional strategic acquisitions. Our business plan is dynamic and, as opportunities for initiatives that we believe will accelerate growth present themselves, we may alter our business plans accordingly. Under such circumstances, we may determine to seek additional financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at significant risk for changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

(a)
Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b)
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

Material Changes in Risk Factors

The risk factors set forth below under “Risk Factors” reflect certain material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”), including changes identified in the “Material Changes in Risk Factors” subsection of Item 1A of our Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 filed with the SEC on July 5, 2006, and changes identified in the “Material Changes in Risk Factors” subsection of Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 13, 2006, and changes identified in Item 8.01 of our Current Report on Form 8-K filed with the SEC on September 13, 2006, all of which disclosures are incorporated herein by reference, and the following:

We have materially altered the risk factors titled as follows:

•	We are dependent on a concentrated number of customers, and a material reduction in revenue from any of our significant customers would harm our financial results.

•
If we are unsuccessful in introducing our ad selection and ad insertion service and if our customers do not adopt our ad selection and ad insertion technology, we may not be able to achieve or sustain our anticipated growth.

We have added risk factors titled as follows:

Risks Related to the Merger with Internap

•	If the merger with Internap does not close, our business and stock price will be harmed.

•	If the merger does not close under certain conditions, we could incur a termination fee in excess of $8 million.

•	Under the merger agreement, we are subject to various restrictions on the conduct of our business.

•
Until the merger is closed or the merger agreement is terminated, the market price of our common stock will be is determined largely by the market price of Internap’s common stock and its business prospects.

•	The pendency of the merger could materially and adversely affect our results of operations.

We have deleted risk factors titled as follows:

•	We are subject to certain provisions of the California code.

In addition, any risk factor that included financial information as of June 30, 2006 has been updated to include the same information as of September 30, 2006, and we have made other changes that we believe are immaterial.

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

We may continue to experience net losses from operations and may never become profitable.

We have experienced net losses in each quarter since our inception and as of September 30, 2006 had an accumulated deficit of $17.2 million. We are uncertain when, or if, we will generate net income. Even if we do generate net income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with our operations, or due to an event such as significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable for the long-term, or even for any quarter.

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the size and timing of customer service orders and customer usage rates from one quarter to the next;

•	timing of delivery of our services and products;

•	addition of new customers or loss of existing customers;

•	our ability to enhance our services and products with new and better functionality;

•	costs associated with obtaining servers and additional bandwidth to satisfy customer demand;

•	productivity and growth of our sales force;

•	new product announcements or introductions or changes in pricing by our competitors;

•	the effect of variations in the market price of our common stock on our equity-based compensation expenses;

•	acquisitions of businesses or customers;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

We are substantially dependent upon technology and services provided by third parties, including our licenses of Adobe and Microsoft, and we may not be able to continue our current operations without such technology and services.

We rely on other companies to provide software licenses and supply key components of our network infrastructure, including Internet bandwidth, which constitutes our largest direct cost of providing services, and networking equipment. Additionally, we rely on third-party development of technology to provide media-related functionality, such as streaming media formats. We do not have long-term agreements governing the supply or license of many of these services or technologies, and most are available from only limited sources. Our Streaming Service for Flash and Streaming Service for Windows Media services are dependent upon licenses from Adobe Systems Incorporated and Microsoft Corporation, respectively. Our licenses are effective for the term of the applicable license agreements, which have limited terms and may be terminated early following an uncured material breach or may not be renewed upon expiration. Our license from Adobe terminates in December 2006. We have two successive one-year options to renew this license. Our license from Microsoft terminates in February 2007. A termination or nonrenewal of our license agreements with Adobe or Microsoft would result in a decrease in revenue and would harm our business. In the future, irrespective of our licenses with Adobe or Microsoft, we may be unable to continue to obtain needed services or licenses for needed technologies on commercially reasonable terms, or at all, which would harm our ability to continue to provide services, our cost structure and/or the quality of our services.

We are dependent on a concentrated number of customers, and a material reduction in revenue from any of our significant customers would harm our financial results.

Historically, a significant portion of our revenues has come from a limited number of customers. We may not be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to choose our Streaming Service for Flash, Streaming Service for Windows Media and managed hosting and colocation services versus competing services. During the nine months ended September 30, 2006, MySpace, Inc. accounted for approximately 33% of our revenue. In early October 2006, MySpace informed us that it intends to develop its own in-house streaming capabilities and to significantly reduce its use of our services. We began experiencing a significant reduction in revenue from MySpace commencing in October 2006 and expect that reduction to continue in the future. During 2005, Comcast Corporation, MySpace, Inc. and World Netmedia, LLC accounted for approximately 14%, 11% and 11% of our revenue, respectively. During 2004, World Netmedia, LLC and Hypermedia Systems, Inc. accounted for approximately 18% and 10% of our revenue, respectively. Several additional customers individually accounted for between 1% and 9% of our revenues during the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004. Many of our agreements with customers are only for a year at a time and are generally terminable at any time upon short-term notice. In addition, during the term of an agreement, customer usage may expand or contract dramatically. Costs and disruptions associated with changing content delivery network, or “CDN,” providers are generally insignificant. Our largest customers generally use several CDN providers and, as a result, can move their business rapidly. As a result, customers accounting for a significant portion of our revenue could change CDN providers at any given time. Decisions by one or more significant customers to terminate or not renew their agreements with us, or to substantially reduce their use of our services, could substantially slow our revenue growth or lead to a decline in revenue.

If we are unsuccessful in introducing our ad selection and ad insertion service and if our customers do not adopt our ad selection and ad insertion technology, we may not be able to achieve or sustain our anticipated growth.

We currently offer ad insertion technology for audio and video streams. Our VitalStream Advertising Service is designed to enable customers to turn existing streaming traffic into content packaged with advertising. In the third quarter, we first recognized material revenues from the VitalStream Advertising Service product line. Ad insertion for audio and video streams is a new technology and a new method of advertising and is subject to technological and market acceptance risk. If our VitalStream Advertising Service fails to achieve market acceptance, we may not grow our business, and our revenue may grow slower than expected. In addition, if we do not continue to improve our VitalStream Advertising Service, it may not remain competitive with other services.

Our operations are subject to potential disruption from system failure and security risks that could lead to a loss of customers and harm our business.

Our operations are dependent upon our ability to protect our network infrastructure against interruptions, damages and other events that may harm our ability to provide services to our customers on a short-term or long-term basis and may lead to lawsuits, customer losses, liabilities and harm to our reputation. We may not have in place adequate quality assurance procedures or redundancy and may fail to detect inadequacies until problems arise. If we are unable to identify problems on a timely basis, we could experience a loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers. Our content delivery network and core operations are vulnerable to various potential problems, including the following:

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

If the market for streaming-dependent services does not grow, or grows more slowly than expected, our business, results of operations and financial condition will be harmed. Our business plan assumes continued growth in revenue, and it is unlikely that we could become profitable if our revenue was to cease growing.

If we acquire or invest in other companies, assets or technologies and we are not able to integrate them with our business, or we do not realize the anticipated financial and strategic goals for any such transaction, our financial performance may be impaired.

As part of our growth strategy, we recently acquired substantially all of the assets of Eonstreams, Inc. We have also made several other business acquisitions in the past. We routinely consider acquiring or making investments in companies, assets or technologies that we believe are strategic to our business. We do not have extensive experience in integrating new businesses or technologies, and if we acquire or invest in a company or technology, we will be exposed to a number of risks, including:

•
we may find that the acquired company or technology does not further our business strategy, that we overpaid for the company or technology or that the economic conditions underlying our acquisition decision have changed;

•	we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may encounter difficulty entering and competing in new product or geographic markets or increased competition, including price competition or intellectual property litigation; and

•
we may experience significant problems or liabilities associated with product quality, technology and legal contingencies relating to the acquired business or technology, such as intellectual property or employment disputes.

In addition, from time to time we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as for acquired in-process research and development costs, and restructuring charges.

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

We have experienced, and expect to continue to experience, increasingly competitive markets for our services. Our current and future competitors in Internet streaming may include other CDN providers, Internet broadcast network specialty providers and alternative access providers such as cable television companies, direct broadcast satellite companies, telecommunication companies, wireless communications providers and other established media. Our current and future competitors in hosting and colocation may include other Internet hosting, colocation and access businesses, including such major providers as Savvis and AT&T. Barriers to entry in the hosting and colocation business are minimal.

Many of our existing and prospective competitors have longer operating histories and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Competitors with an extended operating history, a strong financial position and an established reputation have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or unstable. In addition, our competitors may be able to use their extensive resources to our disadvantage in the following ways, among others:

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

If we are unable to compete effectively in our various markets, or if competition places downward pressure on the prices at which we offer our services, our business, financial condition and results of operations may suffer.

The network architecture and data tracking technology underlying our services is complex and may contain unknown errors in design or implementation that could result in incorrect billings to our customers

The network architecture and data tracking technology underlying our streaming and hosting services is complex and includes software and code used to generate customer invoices. This software and code is either developed internally or licensed from third parties. Any of the system architecture, system administration, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when first introduced or when new versions or enhancements to our services are released. In addition, with respect to certain usage-based billing, the data used to bill the customer for usage is an estimate, based upon complex formulas or algorithms. We or the customer may subsequently believe that such formulas or algorithms overstate or understate actual usage. In any such case, a design or application error could cause overbilling or underbilling of our customers, which may:

•	harm our relationship with those customers and others, possibly leading to a loss of affected and unaffected customers;

•	lead to billing disputes and related legal fees, and diversion of management resources;

•	increase our costs related to product development; and/or

•	result in a decrease in revenues and increase in expenses, either prospectively or retrospectively.

We are dependent upon key personnel who may leave at any time and may be unable to attract qualified personnel in the future.

We are highly dependent upon the continued services of our senior management team. As a result of our recent growth and the number of new customers and transactions, we are constantly evaluating our executive and management resources. To the extent our executives officers and managers are parties to employment agreements, such agreements are terminable at will by such employees. If one or more of our executives or senior managers were to leave, particularly if several were to leave within a short period of time, we may experience a significant disruption in our ability to recruit and retain customers, maintain our internal controls, and complete significant transactions in a timely and competent manner. In addition, we may be unable to recruit competent replacement personnel on a timely basis. The loss of the services of key executive or management personnel could harm our ability to execute our business plan and may impair our financial performance.

We may become subject to risks associated with international operations , which could slow our anticipated growth, implementation of current business plans and impair our financial performance.

We plan to expand our marketing efforts in foreign countries, which will involve the establishment of one or more data centers or other bases of operations outside of the U.S. We currently have a data center in the Netherlands. The establishment or expansion of foreign operations involves numerous risks, including without limitation:

•
we may incur losses solely as a result of the fluctuation of the value of the U.S. dollar, as most of our costs will continue to be denominated in dollars, while our revenues may increasingly be denominated in other currencies;

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

•
costs and risks associated with management and internal controls may increase as our employees and assets are located outside of the southern California region, and increase compliance management and costs with respect to U.S. export control legislation and the Foreign Corrupt Practices Act of 1977, as amended, or any rules or regulations promulgated thereunder;

•
if our overseas revenues increase, our dependence on such revenues may also increase, which would make us increasingly subject not only to economic cycles in the U.S., but also to cycles in other nations, which may be more variable than those in the U.S.;

•	we may be subject to tariffs, export controls or other trade barriers; and

•	we may experience increased difficulties in collecting delinquent accounts receivable.

If we are unable to keep up with evolving industry standards and changing user needs, our business is likely to suffer, and we may need to deploy significant company resources to keep up with evolving industry standards and changing user needs.

The market for our Internet streaming and other services, and the markets for products and services utilizing our streaming and other services, are relatively new and rapidly evolving. As our customers’ needs and industry standards continue to evolve, our success will depend, in part, on our ability to timely and accurately identify emerging trends and to modify our services offerings accordingly. We may be unable to modify our proprietary technology, obtain licenses for key third-party technologies or integrate technologies rapidly and efficiently enough to keep pace with emerging trends. We may fail to identify and invest in technologies that subsequently dominate the industry, and we may build our offerings around, and invest in, technologies that fail to achieve a substantial foothold in the industry. In addition, new industry standards or technologies could render our Internet streaming and other services obsolete and unmarketable or require substantial reduction in the fees we charge.

Any failure on our part to properly identify, invest in and adopt new technologies that subsequently achieve market dominance in a timely and cost effective manner could lead to a substantial reduction in our market share, a reduction in our revenue and an increase in our operating costs. Any such decrease in revenues, or increase in costs, would harm our business, financial condition and results of operations.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could harm our operating results.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain effective internal controls over financial reporting. Beginning December 31, 2006, we are required to furnish annually a report of our management’s assessment of the effectiveness of our internal controls over financial reporting and to cause our auditors to attest to, and report on, our assessment. In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have not yet completed a report, or undergone an audit on a report, related to management’s assessment of our internal controls. We may identify material weaknesses or other areas in need of improvement in connection with management’s assessment of our internal controls. Separately, our auditors may identify material weaknesses or other areas in need of improvement as part of their review and audit of our internal controls. We could experience significant expenses in connection with the design and implementation of our internal assessment, the audit of our assessment and efforts to remedy any weaknesses identified. In addition, we may fail to identify and remedy weaknesses in our internal controls over financial reporting. Weaknesses in our existing internal controls, or any failure to remedy weaknesses in internal controls in the future, could harm our operating results or cause management to be unable to report that our internal controls over financial reporting are effective.

Increases in government regulation may have an adverse effect on our business and increase compliance costs.

As Internet commerce continues to evolve, and, in particular, as the use of streaming media in markets such as wireless communications increases, we expect that federal, state or foreign legislatures and agencies may adopt laws and regulations affecting our business or our customers, including laws or regulations potentially imposing taxes or other fees on us or our customers, imposing reporting, tracking or other similar requirements or imposing restrictions or standards on us or our customers related to issues such as user privacy, pricing, content and quality of products and services. Such laws and regulations may significantly increase our costs of operations, may expose us to liability or may limit the services we can offer, or may impose similar burdens on our customers, which in turn may negatively impact our business, financial condition and results of operations. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the U.S. and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. This could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. Tax laws that might apply to our servers, which are located in many different jurisdictions, could require us to pay additional taxes that would adversely affect any profitability we may experience. Internet-related laws remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet or our operations, or interpretations of existing law, could adversely affect our business.

If the protection of our intellectual property is inadequate, our competitors may gain access to our technology, our competitive position could be harmed, we could be required to incur expenses to enforce our rights, and our business may suffer.

We depend on our ability to develop and maintain the proprietary aspects of our technology. We have filed trademark registrations with respect to certain trade names we use, have acquired rights under pending patent applications and have acquired a copyright registration with respect to certain copyrights acquired in the acquisition of PlayStream. We also seek to protect our copyrights, trade secrets and other proprietary information through a combination of contractual provisions, confidentiality procedures, and common law copyright and trademark principles, but these actions may be inadequate. Protection of our intellectual property is subject to many risks, including the following:

•
our pending patent applications may not be granted for various reasons, including the existence of similar patents or defects in the applications; if pending patent applications are granted, they may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

•
we have not applied for copyright registrations with respect to our proprietary rights in our core streaming and data management programs, methods or other ideas, including those related to our MediaConsole, and common law rights associated with copyrights and trade secrets afford only limited protection;

•	our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with the ability to prevent others from copying our technology;

•
our existing or any future trademark applications may not be accepted or may be pre-empted, and registrations may be canceled or otherwise fail to provide meaningful protection in jurisdictions where we intend to do business; and

•	the validity, enforceability, scope and type of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Confidentiality may be compromised intentionally or accidentally by contractors, customers, other third parties or our employees. Policing unauthorized use of our products is difficult, particularly outside the U.S. We may expend significant amounts of time and money investigating and asserting claims against third parties. Although we are unable to determine the extent to which piracy of our products and technology exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the extent the U.S. laws do. In addition, others may develop independently equivalent or superior technology or intellectual property rights.

Third party claims that we infringe upon their intellectual property rights could be costly to defend or settle and could harm our business and reputation.

Litigation regarding intellectual property rights is common in our industry and in the Internet and software industries generally. For example, Akamai Technologies Inc. recently filed a patent infringement lawsuit against Limelight Networks Inc. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property that we developed ourselves or that we license from third parties. Third parties may bring claims of infringement against us, or against others from whom we license intellectual property, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

•	cease making, selling, incorporating or using products or services that rely upon the disputed intellectual property;

•	obtain from the holder of the intellectual property right a license to make, sell or use the disputed intellectual property, which license may not be available on reasonable terms, or at all;

•	redesign products or services that incorporate disputed intellectual property;

•	pay monetary damages to the holder of the intellectual property right; or

•	spend significant amounts of time and money defending such a dispute.

The occurrence of any of these events could result in substantial costs and diversion of resources or could severely limit the products and services we can offer, or delay the delivery of products and services, which could seriously harm our business, operating results, reputation and financial condition. We may learn of intellectual property of third parties that merits a closer examination, and in such case, we may spend time and money analyzing such other third party intellectual property, and if appropriate, obtain non-infringement and/or invalidity opinions from counsel.

In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our products or services infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims and ultimately be required to pay substantial monetary damages in the event of a successful infringement claim against us. In the event of an infringement claim, our customers may also be subject to the costs and other consequences set forth above, which we may be required to bear on their behalf. Defense of any lawsuit or payment of any damages, or failure to obtain any such required licenses, could harm our business, operating results and financial condition.

If we are found liable for the material that content providers distribute over our network, we could incur material monetary settlements.

The law relating to the liability of private network operators for information carried on or disseminated through their networks is still unsettled in many jurisdictions. We may become subject to legal claims relating to the content disseminated on our network. Lawsuits may be brought against us claiming that material on our network on which one of our customers relied was inaccurate. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Content providers operating private networks have been sued in the past, sometimes successfully, based on the content of material. Such actions could be brought against us in international jurisdictions and defending such actions could be costly and divert management attention. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against, or pay large monetary settlements in connection with, such claims, our financial results could be negatively affected.

Our failure to meet performance standards under our service level agreements could result in our customers terminating their relationship with us or our customers being entitled to receive service credits which could lead to reduced revenues.

We have service level agreements with substantially all of our customers in which we provide various guarantees regarding our levels of service. As a result, service interruptions could result in difficulty maintaining our service level commitments required by these agreements. If we fail to provide the levels of service required by these agreements, our customers may be able to receive service credits for their accounts, as well as terminate their relationship with us. In addition, any inability to meet our service level commitments could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would harm our ability to generate revenues and our operating results.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are unable to achieve or manage significant growth and expansion, or if our business does not grow as we expect, our operating results will suffer.

In order to successfully implement our business strategy, we must achieve substantial growth in our customer base through sales, business acquisitions or a combination thereof. We may not achieve such growth. If achieved, significant growth would place increased demands on our management, accounting systems, network infrastructure and systems of financial and internal controls. We may be unable to expand associated resources and refine associated systems fast enough to keep pace with expansion, especially as we expand into multiple facilities at distant locations.

Rapid growth would also require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. This would require an increase in the number of our personnel, particularly within accounting, customer service and technical support. Because of competition for employees and difficulties inherent in hiring, retaining and training large numbers of service and support personnel in a short period of time, we may be short staffed at times or be staffed with relatively inexperienced personnel. Our labor, administrative, professional fees and other costs may also increase. Any failure to expand our technical and personnel infrastructure with our business could lead to a decline in the quality of our sales, marketing, service, or other aspects of our business and lead to a long-term decline in revenue.

If we are unable to sell our services at acceptable prices relative to our costs, our business and financial results are likely to suffer.

Prices we have been charging for some of our services have declined in recent years. We expect that this decline may continue in the future as a result of, among other things, existing and new competition in the markets we serve. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to our existing content delivery customers, our gross margins will decrease, and our business and financial results will suffer.

Our sales cycle requires us to expend a significant amount of resources, and could have an adverse effect on the amount, timing and predictability of future revenues.

The sales cycle of our products and services, beginning from our first customer contact to closing of the sale, often ranges from one to three months. We may expend significant resources during the sales cycle and ultimately fail to close the sale. The success of our sales process is subject to factors over which we have little or no control, including:

•	the timing of our customers’ budget cycles, approval processes and product launches;

•	the announcement or introduction of competing products; and

•	established relationships between our competitors and our potential customers.

We expend substantial time, effort and money educating our current and prospective customers as to the value of our products and services. Even if we are successful in persuading lower-level decision makers within our customers’ organizations of the benefits of our products and services, senior management might nonetheless elect not to buy our products and services after months of sales efforts by our employees or resellers. If we are unsuccessful in closing sales after expending significant resources, this would result in a decrease in revenues and increase in operating expenses and would harm our business.

If we are unable to maintain peering arrangements with Internet Service Providers on favorable terms, our revenues could decrease and our operations could be harmed.

We enter into “peering” agreements with Internet Service Providers. “Peering” is the voluntary interconnecting of distinct data networks on the Internet in order to increase the number of alternatives participants have for the routing of data. Previously, many providers agreed to exchange traffic without charging each other. Recently, however, many providers that previously offered peering have reduced peering relationships or are seeking to impose charges for transit. Increases in costs associated with Internet and exchange traffic could have an adverse effect on our business. If we are not able to maintain our peering relationships on favorable terms, our costs may increase or, if we decrease our use of peering relationships, the data transmission speed experienced by our customers may decrease. Such an increase in cost, decrease in transmission speed or combination of the two would likely lead to a decrease in our customer base and otherwise harm our business. In addition, consolidation in the telecommunication industry has led to fewer companies providing Internet bandwidth between major nodes, which may lead to higher prices for the bandwidth services we depend upon.

We may have insufficient transmission, electrical power and server capacity, which could result in interruptions in our services and loss of revenues.

Our operations are dependent in part upon transmission and electrical power capacity provided by third-party telecommunications network providers and power companies or owners of the facilities at which our data centers are located. In addition, our content delivery network must be sufficiently robust to handle all of our customers’ traffic. We may not be adequately prepared for unexpected increases in bandwidth demands by our customers, and the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including due to payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have adequate access to third-party transmission capacity, we could lose customers. If we are unable to obtain adequate transmission capacity or power on terms commercially acceptable to us, or at all, our business and financial results could suffer. We may not be able to deploy on a timely basis enough servers to meet the needs of our customer base or effectively manage the functioning of those servers. In addition, damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

If “network neutrality” principles do not continue to govern the Internet, our business may be harmed by an increase in costs associated with the bandwidth underlying our streaming services.

The Internet is currently “network neutral.” This means that network providers generally transport all packets of data on a first come, first served basis, offer service plans distinguished only by bandwidth, refrain from billing third parties for network service and provide access to all sources of content on an equal basis. Residential broadband providers such as Verizon, Comcast, and AT&T have proposed tiered service offerings. In a tiered, as opposed to a neutral system, data from entities that purchase the higher tiered and more expensive service streams through the Internet faster and with more consistency than data from entities that have purchased lower tiered offerings. If content providers are able to charge for premium services, because of the importance of speed and quality to our streaming services, we would likely be required by our customers to purchase and pay for premium services, which may significantly increase our bandwidth and related costs. We would likely attempt to pass along these premium charges to our customers. If our customers are unwilling to pay premium charges, or if our competitors are able to provide premium services in a more cost-effective manner than we are, we would experience an increase in costs without a corresponding increase in revenue, which would harm our business and results of operations.

Risks Related to Our Stock.

Our common stock has low trading volume, which may make it difficult to dispose of a large number of shares.

Our common stock has only been quoted on The NASDAQ Stock Market, Inc. since June 21, 2006. The volume of trading in our common stock is relatively low, which limits significantly the number of shares that investors can purchase or sell in a short period of time without adversely affecting the market price of our common stock. Consequently, an investor may find it more difficult to dispose of large numbers of shares of our common stock or to obtain a fair price for our common stock in the market.

The market price for our common stock is volatile and may change dramatically at any time.

The market price of our common stock may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, the execution or termination of significant customer contracts, significant litigation or other factors or events that could affect our business, financial condition, results of operations or future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;

•	the interest of the market in our business sector, without regard to our financial condition or results of operations; and

•	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 31, 2006, we had 23,228,172 outstanding shares of common stock. Of these shares, other than the 1,747,312 shares of common stock we issued to Eonstreams, Inc. in May 2006, which are “restricted securities” under Rule 144 of the Securities Act of 1933, substantially all of our outstanding shares of common stock may be sold without significant restriction pursuant to resale registration statements that we have filed for the benefit of certain stockholders or pursuant to Rule 144(k) of the Securities Act of 1933.

Our ability to issue preferred stock and common stock may significantly dilute ownership and voting power, negatively affect the price of our common stock and inhibit hostile takeovers.

Under our Articles of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock and 290,000,000 shares of common stock without seeking stockholder approval. Our board of directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without stockholder approval. Any issuance of such preferred stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of preferred stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

The concentration of our capital stock in the hands of affiliates may limit the voting power of other stockholders and permit affiliates to make decisions benefiting themselves at the expense of stockholders generally.

Our executive officers, directors, affiliates of our officers and directors and other holders of more than five percent of our common stock collectively own or control approximately 42.9% of the voting power of VitalStream. As a result, if such persons act together, they have the ability to effectively control substantially all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These stockholders may make decisions that benefit themselves at the expense of stockholders generally.

Within the affiliate group as of August 31, 2006, affiliates of Dolphin Equity Partners held 3,190,114 shares, representing 13.84% of the outstanding common stock of VitalStream, and affiliates of WaldenVC held 3,305,959 shares, representing 14.34% of the outstanding common stock of VitalStream. Each of Dolphin Equity Partners and WaldenVC also has contractual rights effectively assuring each of them a seat on our board of directors. As a result of their stock holdings and board seats, Dolphin Equity Partners or WaldenVC may be able to block, or extract concessions or special benefits in connection with, various transactions, including any future financing or business combination transactions.

We have never declared, do not presently intend to declare, and are currently not permitted to declare, dividends with respect to our common stock.

We have never declared dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future. In addition, restrictive covenants in our financing agreements with Comerica Bank presently prohibit us from paying dividends without the consent of Comerica Bank.

Risks Related to the Merger with Internap.

If the merger with Internap does not close, our business and stock price will be harmed.

We have entered into a merger agreement for Internap pursuant to which, if closing occurs, Internap will acquire our business and each outstanding share of our common stock will be converted into the right to receive .5132 shares of Internap common stock. We have incurred, and will continue to incur, substantial legal, financial advisory and other expenses associated with the merger even if it does not close. We are also subject to restrictions on our capital expenditures, compensation, issuance of equity securities, debt, capital leasing and many other aspects of our business pending closing of the merger. In addition, because of these contractual restrictions or for other reasons, we may defer certain business initiatives, network upgrades, other capital expenditures or other activities on account of the anticipated merger. If the merger does not close, our operations, financial condition and other aspects of our business will have been harmed on account of steps taken, or deferred, in anticipation of the merger.

It is not certain that the merger will be consummated. The merger is subject to numerous conditions to the obligations of Internap to close, which include, without limitation:

•	approvalof the merger by the stockholders of Internap and VitalStream;

•	the absence of a material adverse change in the business of VitalStream;

•	the absence an uncured material breach of the merger agreement by VitalStream;

•	the receipt of certain consents, waivers and approvals from governmental entities and third parties;

•
the absence of any statute, rule, regulation, executive order, decree, injunction or other order that has the effect of making the merger illegal or otherwise prohibits the completion of the merger; and

•	other conditions specified in the merger agreement.

If any conditions to closing the merger are not satisfied, or waived, or the merger agreement is terminated, the merger will not close. If the merger does not close, our stock price will likely drop, and our operations, financial condition and other aspects of our business may not recover from merger preparations for a significant period of time.

If the merger does not close under certain conditions, we could incur a termination fee in excess of $8 million.

Under the merger agreement, we are required to pay a termination fee of $8 million, plus expenses of Internap, if the merger agreement is terminated for certain reasons. These reasons include termination of the merger agreement because:

•	our board of directors changes its recommendation of the merger;

•	our board of directors fails to reaffirm its recommendation of the merger after Internap requests that it do so;

•	our board of directors approves or recommends any other acquisition proposal;

•	we enter into any letter of intent or contract with respect to any other acquisition proposal;

•	we materially breach specified provisions of the merger agreement;

•
a third-party tender or exchange offer for our securities is commenced, and we do not within 10 business days send its security holders our recommendation that the tender or exchange offer be rejected; or

•
the merger agreement is terminated under certain circumstances; at or prior to a termination of the merger agreement, but after the date of the merger agreement, there exists or has been publicly proposed a bona fide acquisition proposal relating to an acquisition; and within 12 months after such termination, we enter into a letter of intent or definitive agreement with respect to any acquisition or any acquisition is consummated.

The termination fee represents a substantial percentage of our available working capital. If we are required to pay the termination fee, our financial condition and our ability to implement our business plan will be harmed.

Under the merger agreement, we are subject to various restrictions on the conduct of our business.

Pursuant to the merger agreement, we must generally conduct our business in the ordinary course and are subject to a variety of other restrictions on the conduct of our business prior to completion of the merger or termination of the merger agreement. These restrictions include substantial limitations on unbudgeted capital expenditures, issuance of equity securities, debt, capital leases, transactions with affiliates and other material transactions. These restrictions may delay or prevent us from undertaking business opportunities that may arise or preclude actions that would be advisable if we were to remain an independent company, which may slow or harm the growth of our business.

Until the merger is closed or the merger agreement is terminated, the market price of our common stock will be determined largely by the market price of Internap’s common stock and its business prospects.

If the merger with Internap is consummated, each outstanding share of VitalStream common stock will be converted into the right to receive 0.5132 shares of Internap common stock, without adjustment for increases or decreases in the market price of either common stock or changes in the business of either entity. Since the announcement of the execution of the merger agreement, the market price of VitalStream’s common stock has tracked the market price of Internap’s common stock at approximately the conversion ratio, less a discount reflecting the risk that the merger will not close. As a result, the market price of our common stock is subject to risks associated with Internap’s business, as well as risks associated with the business of VitalStream. Therefore, you are advised to refer to the risk factors set forth in Internap’s most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

The pendency of the merger could materially and adversely affect our results of operations.

Until the merger is closed or the merger agreement is terminated:

•	The attention of our management and our employees may be diverted from day-to-day operations;

•
Our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger; and

•	Our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

See Exhibit Index following the Signature and Certification pages.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitalStream Holdings, Inc.

November 14, 2006	By:	/s/ Jack L. Waterman
Jack L. Waterman, Chief Executive Officer (Principal Executive Officer)

November 14, 2006	By:	/s/ Eric L. Mersch
Eric L. Mersch, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

31.1	Section 302 Certification of Principal Executive Officer	Filed herewith

31.2	Section 302 Certification of Principal Financial Officer	Filed herewith

32.1	Section 906 Certification of Principal Executive Officer	Filed herewith

32.2	Section 906 Certification of Principal Financial Officer	Filed herewith